Form 10-K
period 2017-12-31
KAMAN Corp
filed 2018-02-27
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value on June 30, 2017, (the last business day of the Company’s most recently completed second quarter) of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock, was approximately $1,358,278,098.
At January 26, 2018, there were 27,801,851 shares of Common Stock outstanding.
Documents Incorporated Herein By Reference
Portions of our definitive proxy statement for our 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Kaman Corporation

PART I

ITEM 1.	BUSINESS

GENERAL

Kaman Corporation, headquartered in Bloomfield, Connecticut, was incorporated in 1945. We are a diversified company that conducts business in the aerospace and industrial distribution markets. We report information for ourselves and our subsidiaries (collectively, “we,” “us,” “our,” and “the Company”) in two business segments, Distribution and Aerospace. A discussion of 2017 developments is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-K.

Distribution Segment

The Distribution segment brings our commitment to technological leadership and value-added services to the distribution business. The Distribution segment is a leading power transmission, automation and fluid power industrial distributor with operations throughout the United States. With over 5 million SKUs, we provide electro-mechanical products, bearings, power transmission, motion control and electrical and fluid power components, along with engineered integrated solutions for our customers' most challenging applications, serving a broad spectrum of industrial markets including both maintenance, repair and overhaul ("MRO") and original equipment manufacturer ("OEM") customers. With approximately 220 service facilities, including distribution centers, assembly, fabrication and repair facilities, Kaman provides products and service solutions to approximately 60,000 active customers representing a highly diversified cross section of industries.

Aerospace Segment

The Aerospace segment produces and markets proprietary aircraft bearings and components; super precision, miniature ball bearings for the medical, industrial and aerospace markets; complex metallic and composite aerostructures for commercial, military and general aviation fixed and rotary wing aircraft; and safe and arming solutions for missile and bomb systems for the U.S. and allied militaries. The segment also markets the design and supply of aftermarket parts to businesses performing MRO in aerospace markets; performs helicopter subcontract work; restores, modifies and supports our SH-2G Super Seasprite maritime helicopters; manufactures and supports our K-MAX® manned and unmanned medium-to-heavy lift helicopters; and provides engineering design, analysis and certification services.

Principal customers include the U.S. military, Sikorsky Aircraft Corporation, The Boeing Company, Airbus, Lockheed Martin, Rolls Royce, Raytheon and Bell Helicopter. The SH-2G aircraft is currently in service with the Egyptian Air Force and the New Zealand, Peruvian and Polish navies. Operations are conducted throughout the United States, as well as in facilities located in the United Kingdom, Germany, the Czech Republic, Mexico and Singapore. Additionally, the Company maintains an investment in a joint venture in India.

FINANCIAL INFORMATION ABOUT OUR SEGMENTS

Financial information about our segments is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 18, Segment and Geographic Information, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

Our credit agreement includes a revolving credit facility which is available for additional working capital requirements and investment opportunities. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 10, Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

PRINCIPAL PRODUCTS AND SERVICES

The following table sets forth the percentage contribution of each business segment’s products and services to consolidated net sales for each of the three most recently completed years:

	Years Ended December 31,
	2017	2016	2015
Sales
Distribution	59.9%	61.2%	66.3%
Aerospace	40.1%	38.8%	33.7%
Total	100.0%	100.0%	100.0%

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

Registered trademarks of the Company include KAflex®, KAron®, and K-MAX®. In all, we maintain 30 U.S. and foreign trademarks.

BACKLOG

The majority of our backlog is attributable to the Aerospace segment. We anticipate that approximately 78.0% of our Aerospace backlog at the end of 2017 will be performed in 2018. Approximately 62.0% of the Aerospace segment's backlog at the end of 2017 is related to U.S. Government ("USG") contracts or subcontracts.

Total backlog at December 31, 2017, 2016 and 2015, and the portion of the backlog we expect to complete in 2018, is as follows:

	Total Backlog at December 31, 2017	2017 Backlog to be completed in 2018	Total Backlog at December 31, 2016	Total Backlog at December 31, 2015
In thousands
Aerospace	$616,090	$480,550	$581,619	$659,350
Distribution	126,025	126,025	108,681	105,777
Total	$742,115	$606,575	$690,300	$765,127

Backlog related to uncompleted contracts for which we have recorded a provision for estimated losses was $1.2 million as of December 31, 2017. As of December 31, 2017, there was no backlog related to firm but not yet funded orders. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K, for further discussion.

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

During 2017, approximately 98.4% of the work performed by the Company directly or indirectly for the USG was performed on a fixed-price basis and the balance was performed on a cost-reimbursement basis. Under a fixed-price contract, the price paid to the contractor is negotiated at the outset of the contract and is not generally subject to adjustment to reflect the actual costs incurred by the contractor in the performance of the contract. Cost reimbursement contracts provide for the reimbursement of allowable costs and an additional negotiated fee.

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

See Environmental Matters in Item 3, Legal Proceedings, and Critical Accounting Estimates - Environmental Costs in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 15, Commitments and Contingencies, in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for further discussion of our environmental matters.

With respect to all other matters that may currently be pending, in the opinion of management, based on our analysis of relevant facts and circumstances, we do not believe that compliance with relevant environmental protection laws is likely to have a material adverse effect upon our capital expenditures, earnings or competitive position. In arriving at this conclusion, we have taken into consideration site-specific information available regarding total costs of any work to be performed and the extent of work previously performed. If we are identified as a “potentially responsible party” ("PRP") by environmental authorities at a particular site, we, using information available to us, will also review and consider a number of other factors, including: (i) the financial resources of other PRPs involved in each site and their proportionate share of the total volume of waste at the site; (ii) the existence of insurance, if any, and the financial viability of the insurers; and (iii) the success others have had in receiving reimbursement for similar costs under similar insurance policies issued during the periods applicable to each site.

International Operations

Our international sales are subject to U.S. and non-U.S. governmental regulations and procurement policies and practices, including regulations relating to import-export control, investment, exchange controls and repatriation of earnings. International sales are also subject to varying currency, political and economic risks.

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 ("ITRA") added subsection (r) to section 13 of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), requiring a public reporting issuer to disclose in its annual or quarterly reports whether it or any of its affiliates have knowingly engaged in specified activities or transactions relating to Iran, including activities not prohibited by U.S. law and conducted outside the U.S. by non-U.S. affiliates in compliance with local law. Issuers must also file a notice with the U.S. Securities and Exchange Commission ("SEC") if any disclosable activities under ITRA have been included in the annual or quarterly report. We did not have any disclosable activities during the year ended December 31, 2017.

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

The Aerospace segment operates in a highly competitive environment with many other organizations, some of which are substantially larger than us and have greater financial strength and more extensive resources. We compete for composite and metallic aerostructures subcontracts, and helicopter sales and structures, bearings and components business on the basis of price and/or quality; product endurance and special performance characteristics; proprietary knowledge; the quality of our products and services; the availability of facilities, equipment and personnel to perform contracts; and the reputation of our business. Competitors for our business include small machine shops and offshore manufacturing facilities. We compete for engineering design services business primarily on the basis of technical competence, the reputation of our business, the availability of our personnel and price. We compete for advanced technology fuzing business primarily on the basis of technical competence, product quality and price, and also on the basis of our experience as a developer and manufacturer of fuzes for particular weapon types and the availability of our facilities, equipment and personnel. We are also affected by the political and economic circumstances of our potential foreign customers and, in certain situations, the relationships of those foreign customers with the USG as well as the USG's perceptions of those foreign customers.

RESEARCH AND DEVELOPMENT EXPENDITURES

Customer funded research expenditures (which are included in cost of sales) were $1.1 million in 2017, $0.9 million in 2016, and $0.4 million in 2015. Independent research and development expenditures (which are included in selling, general and administrative expenses) were $8.2 million in 2017, $7.7 million in 2016, and $6.7 million in 2015.

EMPLOYEES

As of December 31, 2017, we employed approximately 5,300 individuals.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Financial information about geographic areas is included in Note 18, Segment and Geographic Information, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s executive officers as of the date of this report are as follows:

Name	Age	Position	Prior Experience
Neal J. Keating	62	Chairman, President, Chief Executive Officer and Director
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

Richard R. Barnhart	57	President of Kaman Aerospace Group, Inc. and Executive Vice President of Kaman Corporation
Mr. Barnhart joined the company as President of Kaman Aerospace Group, Inc., with overall responsibility for the company's Aerospace segment, effective October 1, 2017. Effective November 14, 2017, he was appointed Executive Vice President of Kaman Corporation. He was previously Senior Vice President Barnes Group, Inc. and President of Barnes Aerospace, effective August 2013, and remained in this role until his retirement in June 2016. Prior to that, Mr. Barnhart served as President of Barnes Aerospace from February 2012 until his appointment in August 2013, following a tenure of divisional leadership and advancement across a number of the company's Aerospace and Distribution divisions. Prior to his service with The Barnes Group, Mr. Barnhart was President of Kaman's Aerostructures division. He began his career with Price Waterhouse and spent a decade in increasingly responsible operating roles with United Technologies and Pratt & Whitney.

Alphonse J. Lariviere Jr.	58	President of Kaman Industrial Technologies and Executive Vice President of Kaman Corporation
Mr. Lariviere was appointed President of Kaman Industrial Technologies on November 9, 2017, and was appointed Executive Vice President of Kaman Corporation effective November 14, 2017. Mr. Lariviere has served in various roles with Kaman Corporation since 2004, most recently as Senior Vice President - Finance & Administration of the Distribution segment from April 2015 through December 2017 and prior to that President Composite Structures in the Aerospace segment from January 2013 through April 2015. Previous Kaman positions include: Aerospace Group Vice President - Finance and Helicopters Division Vice President - Finance. Prior to joining Kaman, he served as Vice President Global Shared Services at Garlock Sealing Technologies and was with Goodrich Pump & Engine Controls working through increasingly responsible roles, ultimately being named Vice President Finance.

Robert D. Starr	50	Executive Vice President and Chief Financial Officer
Mr. Starr was appointed Executive Vice President effective July 1, 2015, and has served as the Chief Financial Officer of the company since July 1, 2013. Mr. Starr joined the company in 2009 as Vice President - Treasurer. Prior to joining Kaman, Mr. Starr served as Assistant Treasurer at Crane Co. of Stamford, Connecticut, a then $2.6 billion diversified manufacturer of highly engineered industrial products. He also previously served as Managing Director, Corporate Finance at Aetna, Inc. of Hartford, Connecticut and as Director, Capital Markets and Risk Management at Fisher Scientific International, Inc. of Hampton, New Hampshire. Mr. Starr was also an associate at both Salomon Smith Barney in New York and Chase Securities, Inc. in New York and Singapore.

Name	Age	Position	Prior Experience
Phillip A. Goodrich	61	Senior Vice President - Corporate Development
Mr. Goodrich joined the company in 2009 as Vice President - Corporate Development and was named Senior Vice President - Corporate Development in February 2012. He was previously Senior Vice President, Corporate Development with Barnes Group, Inc. of Bristol, Connecticut. Mr. Goodrich held similar positions with Ametek, Inc. of Paoli, Pennsylvania; and General Signal Corporation of Stamford, Connecticut.

Shawn G. Lisle	51	Senior Vice President and General Counsel
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

Gregory T. Troy	62	Senior Vice President – Human Resources and Chief Human Resources Officer
Mr. Troy joined the company as Senior Vice President – Human Resources in March 2012. On February 19, 2013, he was appointed to the position of Chief Human Resources Officer. Prior to joining the company, Mr. Troy served as Chief Human Resources Officer of Force Protection, Inc. from April 2011 to March 2012, where he was a member of the Executive Committee. Prior to joining Force Protection, Mr. Troy served as Vice President and Chief Human Resources Officer at Modine Manufacturing Company from February 2006 to April 2011, providing global human resources leadership in the Americas, Europe and Asia. Mr. Troy also previously worked at OMNOVA Solutions Inc., Bosch Corporation and Mobil Corporation, after serving as a Transportation Officer in the United States Army.

John J. Tedone	53	Vice President, Finance and Chief Accounting Officer
Mr. Tedone has served as Vice President, Finance and the company's Chief Accounting Officer since May 2007. From April 2006 to April 2007, Mr. Tedone served as the company's Vice President, Internal Audit and prior to that as Assistant Vice President, Internal Audit.

Paul M. Villani	52	Senior Vice President and Chief Information Officer
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

•	The volume of orders we receive from our customers, any adverse change in which could result in lower operating profits as well as less absorption of fixed costs due to a decreased business base; and

•	The ability of our suppliers to meet our demand requirements, maintain the pricing of their products or continue operations, any of which may require us to find and qualify new suppliers.

While general economic and political conditions have not impaired our ability to access credit markets and finance our operations to date, there can be no assurance that we will not experience future adverse effects that may be material to our cash flows, competitive position, financial condition, results of operations or our ability to access capital.

Our financial performance is significantly influenced by customer demand for the products we distribute.

The financial performance of our Distribution segment, which generated approximately 59.9% of our 2017 consolidated net sales and approximately 30.4% of our 2017 operating income before corporate expenses and net gain on sale of assets, is significantly influenced by customer demand for the products we distribute and the services we provide. Consequently, demand for our products and services has been and will continue to be significantly influenced by the same factors that affect demand for and production of our customers' goods and services, including the following:

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

The financial performance of our Aerospace segment, which generated approximately 40.1% of our 2017 consolidated net sales and approximately 69.6% of our 2017 operating income before corporate expenses and net gain on sale of assets, is directly tied to economic conditions in the commercial aviation and defense industries.

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

The defense industry may be influenced by a changing global political environment, changes in U.S. and global defense spending, U.S. foreign policy and the activity level of military flight operations.

Changes to the aerospace and defense industries and any reductions in U.S. defense spending could have a material impact on our current and proposed aerospace programs, which could adversely affect our operating results and future prospects. In addition, changes in economic conditions may cause customers to request that firm orders be rescheduled or canceled, which could put a portion of our backlog at risk.

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

The ability to obtain and retain product approvals issued by the Federal Aviation Administration ("FAA") and any intellectual property claims could adversely affect our Aerospace segment’s operating results and profits.
Our Aerospace segment may be impacted by regulations set forth by the FAA to obtain Parts Manufacturer Approvals ("PMAs") to design or produce a modification or replacement aircraft part. The loss or suspension of the Company's product and design approvals could negatively impact our operating results and profits. We believe our current design and production processes that are subject to such regulations by the FAA are in compliance; however, there can be no assurance that we will not lose approvals for our products in the future. Additionally, we may be subject to claims of intellectual property infringement by third parties, including in connection with our PMA business, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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

Our competitors may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas, and we may not have the technology, cost structure, or available resources to effectively compete with them. We believe that developing and maintaining a competitive advantage requires continued investment in product development; engineering; supply chain management; production capabilities, including technology, equipment and facilities; and sales and marketing, and we may not have enough resources to make the necessary investments to do so. Further, our significant customers may attempt to use their position to negotiate price or other concessions for a particular product or service without regard to the terms of an existing contract or the underlying cost of production.

We believe our strategies for our Aerospace segment will allow us to continue to effectively compete for key contracts and customers, but there can be no assurance that we will be able to compete successfully in this market or against such competitors.

We could be negatively impacted by the loss of key suppliers, the lack of product availability or changes in supplier programs.

Our business depends on maintaining a sufficient supply of various products to meet our customers' demands. We have long-standing relationships with key suppliers but these relationships generally are non-exclusive and could be terminated by either party. If we were to lose a key supplier, or were unable to obtain the same levels of deliveries from these suppliers and were unable to supplement those purchases with products obtained from other suppliers, it could have a material adverse effect on our business. Additionally, we rely on foreign and domestic suppliers and commodity markets to secure raw materials used in many of the products we manufacture within our Aerospace segment or sell within our Distribution segment. This exposes us to volatility in the price and availability of raw materials. In some instances, we depend upon a single source of supply. Supply interruptions could arise from shortages of raw materials, labor disputes or weather conditions affecting suppliers' production, transportation disruptions or other reasons beyond our control. Even if we continue with our current supplier relationships, high demand for certain products may result in us being unable to meet our customers' demands, which could put us at a competitive disadvantage. Additionally, our key suppliers could also increase the pricing of their products, which would negatively affect our operating results if we were not able to pass these price increases through to our customers. We base our supply management process on an appropriate balancing of the foreseeable risks and the costs of alternative practices. To protect ourselves against such risks, we engage in strategic inventory purchases during the year, negotiate long-term vendor supply agreements and monitor our inventory levels to ensure that we have the appropriate inventory on hand to meet our customers' requirements.

The adoption of new accounting guidance or changes in the interpretations of existing guidance could affect our financial results.
We prepare our financial statements in conformity with accounting principles generally accepted in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission (“SEC”). A change in these principles or interpretations could have a significant effect on our reported financial results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations and may require us to make costly changes to our operational processes and accounting systems. In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing generally accepted accounting principles ("GAAP") revenue recognition guidance. The updated standard is effective for us in the first quarter of 2018 and we will transition using the modified retrospective transition method. We have completed our preliminary evaluation of the likely impact of ASU 2014-09 on our consolidated financial statements. For additional information about these matters, please refer to Note 1, Summary of Significant Accounting Policies - Recent Accounting Standards in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Our failure to comply with the covenants contained in our senior credit facility could trigger an event of default, which could materially and adversely affect our operating results and our financial condition.

Our senior credit facility requires us to maintain certain financial ratios and comply with various operational and other covenants. If we were unable to maintain these ratios and comply with such covenants, we would need to seek relief from our lenders in order to avoid, cure or have waived an event of default under the facility. There can be no assurance that we would be able to obtain such relief on commercially reasonable terms or otherwise. If an event of default occurs and is not cured or waived, we may not be able to make further borrowings under the credit facility and our lenders could, among other things, cause all outstanding indebtedness under the credit facility to be due and payable immediately. There can be no assurance that our assets or cash flows would be sufficient to provide us with sufficient liquidity to fund outstanding commitments or meet other business requirements or to enable us to fully repay those amounts or that we would be able to refinance or restructure the indebtedness. If, as or when required, we are unable to repay, refinance or restructure the indebtedness outstanding under our senior credit facility, or amend the financial ratios and covenants contained therein, the lenders under our senior credit facility could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets. This, in turn, could result in an event of default under one or more of our other financing agreements, including our convertible notes.

In addition, in the ordinary course of business, certain of our customers require us to deliver standby letters of credit to guarantee our performance under our contractual obligations with them, which are currently issued by certain of our lenders pursuant to our senior credit facility. If we are unable to obtain letters of credit as needed to operate our business as a result of any of the circumstances described above or otherwise, our ability to enter into certain contracts may be adversely affected. Moreover, by their nature, standby letters of credit may be drawn upon by the beneficiaries thereof, which could affect our financial ratios and ability to make additional borrowings. The occurrence of any of these events could have a material adverse effect on our liquidity, financial position or results of operations.

Additional tax exposure and tax law changes could have a material effect on our financial results.

We are subject to income taxes in the United States and certain foreign jurisdictions. The determination of the Company’s provision for income taxes and other tax liabilities requires judgment and is based on legislative and regulatory structures that exist in the jurisdictions in which we operate, and we are periodically under audit by various tax authorities. We regularly assess the potential outcomes of examinations by tax authorities in determining the adequacy of our provision for income taxes. We are currently under audit by various states for the years 2011 through 2015. Although we do not believe that any material adjustments will result from these audits, the outcome of tax audits cannot be predicted with certainty. Any final assessment resulting from tax audits may result in material changes to our past or future taxable income, tax payable or deferred tax assets and may require us to pay penalties and interest that could have a material adverse effect on our results of operations.

On December 22, 2017, the Tax Cuts and Jobs Act ("Tax Reform") was signed into law. One of the major provisions in this legislation was a reduction in the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. While this rate reduction will be favorable as it applies to earnings in 2018 and thereafter, the rate change also required a revaluation of our existing net U.S. deferred tax assets as of December 31, 2017. The Company is still evaluating some of the other provisions of Tax Reform, but given the rate reduction, the overall impact of the Tax Reform is expected to be beneficial. For additional information on Tax Reform, please refer to Note 12, Income Taxes, in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

The value of our deferred tax assets could become impaired, which could materially and adversely affect our operating results.

As of December 31, 2017, we had approximately $19.6 million in net deferred tax assets after valuation allowance. These deferred tax assets can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. Each quarter, we determine the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, historical operating results, expectations of future earnings and tax planning strategies. In the event that there is insufficient positive evidence to support the valuation of these assets, we may be required to further adjust the valuation allowance to reduce our deferred tax assets. Such a reduction could result in a material non-cash charge in the period in which the valuation allowance is adjusted and could have a material adverse effect on our results of operations.

The freezing of our defined benefit pension plan could trigger a material curtailment adjustment in favor of the USG.

Our defined benefit pension plan was frozen with respect to future benefit accruals effective December 31, 2015. U.S. Government Cost Accounting Standard 413 ("CAS 413") requires the Company to determine the USG’s share of any resulting pension curtailment adjustment attributable to pension expense charged to Company contracts with the USG, which could result in an amount due to the USG if the plan is determined to be in a surplus position or an amount due to the Company if the plan is determined to be in a deficit position. During the fourth quarter of 2016, the Company accrued a $0.3 million liability representing our estimate of the amount due to the USG based on our pension curtailment adjustment calculation, which was submitted to the USG for review in December 2016. The Company has maintained its accrual at $0.3 million as of December 31, 2017. There can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on our results of operations, financial position and cash flows.

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

The Company currently provides the FMU-152 A/B bomb fuze (also referred to as the JPF) to the USAF and twenty-eight other nations, but the U.S. Navy currently utilizes a different fuze - the FMU-139. During 2015, the U.S. Naval Air Systems Command (“NAVAIR”) solicited proposals for a firm-fixed price production contract to implement improvements to the performance characteristics of the FMU-139 (such improved fuze having been designated the FMU-139 D/B). The USAF has stated that, if and when a contract is awarded and production begins, the funds associated with the FMU-152 A/B will be redirected to the FMU-139 D/B. During the third quarter of 2015, the U.S. Navy awarded the FMU-139 D/B contract to a competitor. In the event that the FMU-139 D/B program proceeds as planned and the USAF redirects the funds associated with the FMU-152 A/B to the FMU-139 D/B, our business, financial condition, results of operations and cash flows may be materially adversely impacted. The timing of the impact on our financial statements is dependent on the ability of our competitor to complete the design and qualification phase of the program and other factors. Our competitor has publicly stated that this program will have a 32-month qualification phase, after which production will begin. Due to the complexity of this program, the uncertainty associated with the successful completion of each phase in accordance with the planned schedule and the pending status of the USAF's final decision to redirect funds to the FMU-139 D/B, the timing and magnitude of the impact on the Company's financial statements is not certain.

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

Our information technology systems provide critical data connectivity, information and services for internal and external users. These interactions include, but are not limited to, ordering and managing materials from suppliers, inventory management, shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements and other processes necessary to manage our business. Our computer systems face the threat of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems and system disruptions.

Cyber-attacks are evolving and include, but are not limited to, malicious software, destructive malware, attempts to gain unauthorized access to data, disruption or denial of service attacks and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential, personal or otherwise protected information and corruption of data, networks or systems. We provide products and services to customers who also face cyber threats. Our products and services may be subject to cyber threats and we may not be able to detect or deter such threats, which could result in losses that could adversely affect our customers and our company. Additionally, we could be impacted by cyber threats in products that we use in our partners' and customers' systems that are used in connection with our business. These events, if not prevented or mitigated, could damage our reputation, require remedial action and lead to loss of business, regulatory actions, potential liability and other financial losses.

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

We may be unable to realize expected benefits from our sales initiatives and cost reduction and restructuring efforts and our profitability may be hurt or business otherwise might be adversely affected.

In both of our segments, we have a number of initiatives to grow sales and win new programs. Additionally, in order to operate more efficiently and control costs, from time to time, we announce restructuring plans, which include workforce reductions as well as facility consolidations and other cost reduction initiatives. These plans are intended to generate operating expense savings through direct cost and indirect overhead expense reductions, as well as other savings. We may undertake further sales growth initiatives workforce reductions or restructuring actions in the future. These types of sales growth initiatives and cost reduction and restructuring activities are complex. If we do not successfully manage our current initiatives and restructuring activities or any other similar activities that we may undertake in the future, expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted. Risks associated with these initiatives, actions and other workforce management issues include political responses to such actions, unforeseen delays in the implementation of anticipated workforce reductions, additional unexpected costs, adverse effects on employee morale and the failure to meet operational targets, whether due to the loss of employees, work stoppages or otherwise, any of which may impair our ability to achieve anticipated sales or cost reductions and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our financial results of operations could be adversely affected by impairment of our goodwill or other intangible assets.

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

We are subject to a variety of litigation, tax and legal compliance risks. These risks include, among other things, possible liability relating to contract-related claims, government contracts, product liability matters, personal injuries, intellectual property rights, taxes, environmental matters and compliance with U.S. and foreign export laws, competition laws, laws governing improper business practices and data privacy laws, including the EU-wide General Data Protection Regulation (the "GDPR"), which will take effect in May 2018. In the event that we or one of our business units engage in wrongdoing in connection with any of these kinds of matters, we could be subject to significant fines, penalties, repayments, other damages (in certain cases, treble damages), or suspension or debarment from government contracts. Moreover, our failure to comply with applicable export and trade practice laws could result in civil or criminal penalties and suspension or termination of export privileges.

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

For a discussion of these matters, please refer to Note 15, Commitments and Contingencies, and Note 9, Environmental Costs, in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

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

We must comply with various laws and regulations relating to the export of our products and technology, including a requirement to obtain the necessary export approvals and/or other licenses or authorizations from the U.S. Government which may entail a congressional notification, before we are permitted to sell certain products and technologies outside of the United States. We can give no assurance that we will be successful in obtaining the necessary licenses or authorizations in a timely manner or at all. Any significant delay in, or impairment of, our ability to sell products or technologies outside of the United States could have a material adverse effect on our business, financial condition and results of operations.

Our foreign operations require us to comply with a number of United States and international laws and regulations, violations of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are required to comply with a number of United States and international laws and regulations, such as the U.S. Foreign Corrupt Practices Act of 1977 (the "FCPA"), the U.K. Bribery Act of 2010 (the "Bribery Act"), and other similar anticorruption laws and regulations. The FCPA generally prohibits United States companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage. Although we have internal controls, procedures and compliance programs to train our employees and agents with respect to compliance with the FCPA and other applicable international laws and regulations, there can be no assurance that our policies, procedures and programs will always protect us from reckless or criminal acts committed by our employees or agents. Allegations of violations of applicable international laws and regulations, including the FCPA and the Bribery Act, may result in internal, independent or government investigations. Violations of the FCPA and other international laws and regulations may lead to severe criminal or civil sanctions and could result in liabilities that have a material adverse effect on our business, financial condition, results of operations and cash flows.

Economic conditions and regulatory changes leading up to and following the United Kingdom’s ("UK") likely exit from the European Union ("EU") could have a material adverse effect on our business, financial condition and results of operations.

We have business operations in both the UK and the broader EU. In June 2016, a majority of voters in the UK elected to withdraw from the EU in a national referendum, and in March 2017, the UK gave notice to the EU that it was formally initiating the withdrawal process. The terms of withdrawal and the future relationship between the UK and the EU are currently subject to negotiation, creating significant uncertainty about the future terms of trade and the ongoing relationship between the UK and the EU during any transition period or more permanently. In addition, the UK referendum and withdrawal process have given rise to calls for the governments of other EU member states to consider withdrawal.

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

Our foreign business operations create additional risks and uncertainties, including the following:

•	Longer payment cycles;

•	Difficulties in accounts receivable collection, including complexities in documenting letters of credit;

•	Changes in regulatory requirements;

•	Export restrictions, tariffs and other trade barriers;

•	Ability to meet offset requirements;

•	Difficulties in staffing and managing foreign operations;

•	Seasonal reductions in business activity during the summer months in Europe and certain other parts of the world;

•	Political or economic instability in the markets we serve;

•	Potentially adverse tax consequences; and

•	Cultural and legal differences impacting the conduct of business.

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

Our business could be impacted as a result of actions by activist shareholders or others.

We may be subject, from time to time, to legal and business challenges in the operation of our company due to actions instituted by activist shareholders or others. Responding to such actions could be costly and time-consuming, may not align with our business strategies and could divert the attention of our Board of Directors and senior management from the pursuit of our business strategies. Perceived uncertainties as to our future direction as a result of shareholder activism may lead to the perception of a change in the direction of the business or other instability and may make it more difficult to attract and retain qualified personnel and business partners and may affect our relationships with vendors, customers and other third parties.

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

Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and other factors that may cause the Company's actual results and financial condition to differ materially from those expressed or implied in the forward-looking statements. Such risks, uncertainties and other factors include, among others: (i) changes in domestic and foreign economic and competitive conditions in markets served by the Company, particularly the defense, commercial aviation and industrial production markets; (ii) changes in government and customer priorities and requirements (including cost-cutting initiatives, government and customer shut-downs, the potential deferral of awards, terminations or reductions of expenditures to respond to the priorities of Congress and the Administration, or budgetary cuts resulting from Congressional actions or automatic sequestration); (iii) changes in geopolitical conditions in countries where the Company does or intends to do business; (iv) the successful conclusion of competitions for government programs (including new, follow-on and successor programs) and thereafter successful contract negotiations with government authorities (both foreign and domestic) for the terms and conditions of the programs; (v) the timely receipt of any necessary export approvals and/or other licenses or authorizations from the U.S. Government; (vi) timely satisfaction or fulfillment of material contractual conditions precedents in customer purchase orders, contracts, or similar arrangements; (vii) the existence of standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; (viii) the successful resolution of government inquiries or investigations relating to our businesses and programs; (ix) risks and uncertainties associated with the successful implementation and ramp up of significant new programs, including the ability to manufacture the products to the detailed specifications required and recover start-up costs and other investments in the programs; (x) potential difficulties associated with variable acceptance test results, given sensitive production materials and extreme test parameters; (xi) the receipt and successful execution of production orders under the Company's existing U.S. government JPF contract, including the exercise of all contract options and receipt of orders from allied militaries, but excluding any next generation programmable fuze programs, as all have been assumed in connection with goodwill impairment evaluations; (xii) the continued support of the existing K-MAX® helicopter fleet, including sale of existing K-MAX® spare parts inventory and the receipt of orders for new aircraft sufficient to recover our investment in the restart of the K-MAX® production line; (xiii) the accuracy of current cost estimates associated with environmental remediation activities; (xiv) the profitable integration of acquired businesses into the Company's operations; (xv) the ability to implement our ERP systems in a cost-effective and efficient manner, limiting disruption to our business, and allowing us to capture their planned benefits while maintaining an adequate internal control environment; (xvi) changes in supplier sales or vendor incentive policies; (xvii) the effects of price increases or decreases; (xviii) the effects of pension regulations, pension plan assumptions, pension plan asset performance, future contributions and the pension freeze, including the ultimate determination of the U.S. Government's share of any pension curtailment adjustment calculated in accordance with CAS 413; (xix) future levels of indebtedness and capital expenditures; (xx) the continued availability of raw materials and other commodities in adequate supplies and the effect of increased costs for such items; (xxi) the effects of currency exchange rates and foreign competition on future operations; (xxii) changes in laws and regulations, taxes, interest rates, inflation rates and general business conditions; (xxiii) the effects, if any, of the UK's exit from the EU; (xxiv) future repurchases and/or issuances of common stock; (xxv) the occurrence of unanticipated restructuring costs or the failure to realize anticipated savings or benefits from past or future expense reduction actions; and (xxvi) other risks and uncertainties set forth herein.

Any forward-looking information provided in this report should be considered with these factors in mind. We assume no obligation to update any forward-looking statements contained in this report.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our facilities are generally suitable for, and adequate to serve, their intended uses. At December 31, 2017, we occupied major facilities at the following principal locations:

Segment	Location	Property Type (1)
Aerospace	Jacksonville, Florida	Leased - Manufacturing & Office
	Chihuahua, Mexico	Leased - Manufacturing & Office
	Rimpar, Germany	Owned - Manufacturing & Office
	Prachatice, Czech Republic	Owned - Assembly & Office
	Wichita, Kansas	Leased - Manufacturing & Office
	Darwen, Lancashire, United Kingdom	Leased - Manufacturing & Office
	Hyde, Greater Manchester, United Kingdom	Leased - Manufacturing & Office
	Burnley, Lancashire, United Kingdom	Leased - Manufacturing & Office
	Orlando, Florida	Owned - Manufacturing & Office
	Everett, Washington	Leased - Office
	Höchstadt, Germany	Owned - Manufacturing & Office
	Middletown, Connecticut	Owned - Manufacturing & Office
	Bloomfield, Connecticut	Owned - Manufacturing, Office & Service Center
	Bennington, Vermont	Owned - Manufacturing & Office
	Gilbert, Arizona	Leased - Office & Service Center

Distribution	Bloomfield, Connecticut	Owned - Office
	Ontario, California	Leased - Distribution Center & Office
	Albany, New York	Leased - Distribution Center & Office
	Savannah, Georgia	Leased - Distribution Center & Office
	Salt Lake City, Utah	Leased - Distribution Center & Office
	Louisville, Kentucky	Leased - Distribution Center & Office
	Gurabo, Puerto Rico	Leased - Distribution Center & Office
	Bolingbrook, Illinois	Leased - Office & Branch
	Rochester, New York	Leased - Office & Branch
	Akron, Ohio	Leased - Office
	Teterboro, New Jersey	Leased - Office & Branch
	Plano, Texas	Leased - Office & Warehouse
	Franklin, Massachusetts	Leased - Office & Warehouse

Corporate	Bloomfield, Connecticut	Owned - Office & Information Technology Back-Up Data Center

Square Feet
Distribution (2)	2,360,886
Aerospace	2,281,670
Corporate (3)	103,041
Total	4,745,597

(1)	Owned facilities are unencumbered.

(2)	The Distribution segment also has approximately 220 branches located across the United States and in Puerto Rico, generally operating in leased facilities.

(3)	We occupy a 40,000 square foot corporate headquarters building, 38,000 square foot mixed use building and 8,000 square foot data center in Bloomfield, Connecticut.

ITEM 3.	LEGAL PROCEEDINGS

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

While it is not possible to predict the outcome of these matters with certainty, based upon available information, management believes that all settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in legal proceedings and that can be reasonably estimated are accrued for at December 31, 2017. Despite this analysis, there can be no assurance that the final outcome of these matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Except as set forth below, as of December 31, 2017, neither the Company nor any of its subsidiaries is a party, nor is any of its or their property subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company and its subsidiaries. Additional information relating to certain of these matters is set forth in Note 15, Commitments and Contingencies of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Environmental Matters

The Company and its subsidiaries are subject to numerous U.S. Federal, state and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities (including past activities of companies we have acquired). From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which may include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. While it is not possible to predict the outcome of these proceedings, in the opinion of management, any payments we may be required to make as a result of all such claims in existence at December 31, 2017, will not have a material adverse effect on our business, financial condition and results of operations or cash flows.

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

Information concerning mine safety violations required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") and Item 104 of Regulation S-K was not required for this Annual Report on Form 10-K as there were no reportable violations during 2017.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET, DIVIDEND AND SHAREHOLDER INFORMATION

Our Common Stock is traded on the New York Stock Exchange under the symbol "KAMN".  As of January 26, 2018, there were 3,145 registered holders of our Common Stock. Holders of the Company’s Common Stock are eligible to participate in the Computershare Shareowner Services program, which offers a variety of services including dividend reinvestment. A booklet describing the program may be obtained by contacting Computershare at (800) 522-6645 or via the web at www.cpushareownerservices.com.

The following table sets forth the high, low and closing sale prices per share of the Company’s Common Stock and the dividends declared for the periods indicated:

	Market Quotations
	High	Low	Close	Dividend Declared
2017
First quarter	$53.41	$46.66	$48.13	$0.20
Second quarter	52.34	45.50	49.87	0.20
Third quarter	56.38	47.66	55.78	0.20
Fourth quarter	60.43	54.73	58.84	0.20
2016
First quarter	$44.27	$37.13	$42.57	$0.18
Second quarter	43.82	40.43	42.37	0.18
Third quarter	45.62	41.64	43.92	0.18
Fourth quarter	50.94	40.85	48.93	0.18

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about purchases of Common Stock by the Company during the three months ended December 31, 2017:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan (in thousands)
September 30, 2017 – October 27, 2017	43,961	$55.68	43,813	$66,236
October 28, 2017 – November 24, 2017	7,908	$56.06	7,700	$65,804
November 25, 2017 – December 31, 2017	30,981	$58.71	30,000	$64,043
Total	82,850		81,513
(a) During the quarter the Company purchased 1,337 shares in connection with employee tax withholding obligations as permitted by our equity compensation plans, which are SEC Rule 16b-3 qualified compensation plans. These are not purchases under our publicly announced program.
(b) On April 29, 2015, the Company announced that its Board of Directors approved a $100.0 million share repurchase program ("2015 Share Repurchase Program"). This program will expire December 31, 2019.

PERFORMANCE GRAPH

Following is a comparison of our total shareholder return for the period 2012 – 2017 compared to the S&P 600 Small Cap Index and the Russell 2000 Small Cap Index. The performance graph does not include a published industry or line-of-business index or peer group of similar issuers because during the performance period the Company was conducting operations in diverse lines of business and we do not believe a meaningful industry index or peer group can be reasonably identified. Accordingly, as permitted by regulation, the graph includes the S&P 600 Small Cap Index and the Russell 2000 Small Cap Index, both of which are comprised of issuers with market capitalizations generally similar to that of the Company.

	2012	2013	2014	2015	2016	2017
Kaman Corporation	100.00	109.89	112.65	116.72	142.27	173.72
S&P Small Cap 600	100.00	144.08	152.37	149.37	189.04	214.05
Russell 2000	100.00	138.82	145.62	139.19	168.85	193.58

ITEM 6.     SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED FINANCIAL DATA
(in thousands, except per share amounts, shareholders and employees)

	2017[1]	2016[2]	2015[3]	2014[4]	2013[5]
OPERATIONS
Net sales from continuing operations	$1,805,909	$1,808,376	$1,775,125	$1,794,962	$1,653,921
Operating income from continuing operations	114,175	105,923	104,519	110,507	103,346
Earnings from continuing operations before income taxes	94,378	89,704	87,989	96,502	90,654
Income tax expense	44,552	30,850	27,551	30,722	31,588
Earnings from continuing operations	49,826	58,854	60,438	65,780	59,066
Earnings (loss) from discontinued operations, net of taxes	—	—	—	(2,924)	(2,386)
Gain (loss) on disposal of discontinued operations, net of taxes	—	—	—	(4,984)	420
Net earnings	$49,826	$58,854	$60,438	$57,872	$57,100
FINANCIAL POSITION
Current assets	$747,869	$698,553	$676,035	$662,256	$665,205
Current liabilities	246,299	353,886	236,689	221,724	227,956
Working capital	501,570	344,667	439,346	440,532	437,249
Property, plant and equipment, net	185,452	176,521	175,586	147,825	148,508
Total assets	1,455,452	1,426,286	1,439,611	1,199,281	1,138,088
Long-term debt, excluding current portion	391,651	296,598	434,227	269,308	262,112
Shareholders’ equity	635,656	565,787	543,077	517,665	511,292
PER SHARE AMOUNTS
Basic earnings per share from continuing operations	$1.80	$2.17	$2.22	$2.43	$2.21
Basic earnings (loss) per share from discontinued operations	—	—	—	(0.11)	(0.09)
Basic earnings (loss) per share from disposal of discontinued operations	—	—	—	(0.18)	0.02
Basic earnings per share	$1.80	$2.17	$2.22	$2.14	$2.14
Diluted earnings per share from continuing operations	$1.75	$2.10	$2.17	$2.37	$2.17
Diluted earnings (loss) per share from discontinued operations	—	—	—	(0.11)	(0.09)
Diluted earnings (loss) per share from disposal of discontinued operations	—	—	—	(0.18)	0.02
Diluted earnings per share	$1.75	$2.10	$2.17	$2.08	$2.10
Dividends declared	$0.80	$0.72	$0.72	$0.64	$0.64
Shareholders’ equity	22.85	20.87	20.09	19.08	19.04
Market price range – High	60.43	50.94	43.47	44.60	40.35
Market price range – Low	45.50	37.13	35.09	37.43	32.16
AVERAGE SHARES OUTSTANDING
Basic	27,611	27,107	27,177	27,053	26,744
Diluted	28,418	28,072	27,868	27,777	27,143
GENERAL STATISTICS
Registered shareholders	3,142	3,261	3,402	3,532	3,642
Employees	5,297	5,265	5,258	4,797	4,743
 (See Footnotes below)

(Footnotes to Five-Year Selected Financial Data above)

Included within certain annual results are a variety of unusual or significant items that may affect comparability. The most significant of such items are described below.

1.
Results for 2017 include $9.7 million in tax expense associated with the revaluation of the Company's existing U.S. deferred tax assets resulting from Tax Reform, $2.7 million in expense related to restructuring activities at the Aerospace segment and $2.8 million in separation costs associated with two senior executives. Additionally, we issued convertible senior unsecured notes in the aggregate principal amount of $200.0 million ("2024 Notes"). The Company used the proceeds from the issuance of the 2024 Notes, along with cash received in connection with the termination of existing convertible note hedge transactions, to repurchase a portion of the existing convertible senior unsecured notes due in November 2017 ("2017 Notes") at a cost of $106.7 million, purchase a capped call related to the 2024 Notes and pay down a portion of our revolving credit facility. The remaining portion of the 2017 Notes was settled in November 2017. The Company incurred $7.4 million of debt issuance costs in connection with the issuance of the 2024 Notes. Of the total amount, $0.7 million was recorded as an offset to additional paid-in capital and the remaining balance of $6.7 million was recorded as a contra-debt balance and is being amortized over the term of the 2024 Notes.

2.
Results for 2016 include $5.1 million of acquisition transaction and integration costs related to our 2015 acquisitions, $2.5 million of severance costs at our Aerospace segment, of which $1.1 million is included in acquisition transaction and integration costs, and $1.0 million of restructuring and severance costs at our Distribution segment. Additionally, the carrying amount of the 2017 Notes was reclassified to current liabilities, as these 2017 Notes were convertible through April 3, 2017. Upon closure of the conversion period, the Notes remained in current liabilities due to their scheduled maturity.

3.
Results for 2015 include $5.1 million in expense related to the acquisitions at both the Aerospace and Distribution segments, $4.0 million in expense associated with the resolution of the matters related to our AH-1Z program, $3.0 million of expenses related to foreign currency transactions associated with the purchase of GRW Bearing GmbH ("GRW") and $2.4 million of expenses associated with restructuring and severance costs at our Distribution segment.

4.
Results for 2014 include the sale of the Distribution segment's Mexican operations for $9.6 million on December 19, 2014. The net loss of $5.3 million resulting from the sale is included in the loss on disposal of discontinued operations for 2014. Additionally, we incurred $2.2 million of costs associated with the sale of our Moosup facility.

5.
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

OVERVIEW OF BUSINESS

Kaman Corporation conducts business through two business segments:

•
The Distribution segment is a leading power transmission, automation and fluid power industrial distributor with operations throughout the United States. The segment provides electro-mechanical products, bearings, power transmission, motion control and electrical and fluid power components, along with engineered integrated solutions for our customers' most challenging applications, serving a broad spectrum of industrial markets including both MRO and OEM customers.

•
The Aerospace segment produces and markets proprietary aircraft bearings and components; super precision, miniature ball bearings for the medical, industrial and aerospace markets; complex metallic and composite aerostructures for commercial, military and general aviation fixed and rotary wing aircraft; and safe and arming solutions for missile and bomb systems for the U.S. and allied militaries. The segment also markets the design and supply of aftermarket parts to businesses performing MRO in aerospace markets; performs helicopter subcontract work; restores, modifies and supports our SH-2G Super Seasprite maritime helicopters; manufactures and supports our K-MAX® manned and unmanned medium-to-heavy lift helicopters; and provides engineering design, analysis and certification services.

Company financial performance

•	Net sales remained relatively flat compared to the prior year driven by a 2.3% decline in sales at our Distribution segment, mostly offset by a 3.3% growth in sales at our Aerospace segment.

•
Net earnings decreased 15.3% compared to the prior year driven by an increase in income tax expense largely due to a $9.7 million charge recorded for the revaluation of our U.S. deferred tax assets as a result of the Tax Cut and Jobs Act of 2017 ("Tax Reform"). The increase in income tax expense was partially offset by a 5.2% increase in earnings before income taxes.

•	Diluted earnings per share decreased to $1.75 in 2017 compared to $2.10 in the prior year.

•
Cash flows provided by operating activities were $79.9 million for 2017, a decrease of $27.8 million when compared to the prior year. The decrease in cash flows provided by operating activities was largely driven by the timing of accounts receivables collections for our Joint Programmable Fuze ("JPF") products.

•	Total backlog increased 7.5% to $742.1 million driven by backlog in our Aerospace segment.

Management changes

•	On November 9, 2017, Mr. Alphonse J. Lariviere Jr. was appointed to the position of President of the Distribution segment, succeeding Mr. Steven J. Smidler.

•	On October 1, 2017, Mr. Richard R. Barnhart was appointed to the position of President of Kaman Aerospace Group, succeeding Mr. Gregory L. Steiner.

Recent events

•
On January 31, 2018, our Aerospace segment announced it had been awarded a direct commercial sales ("DCS") order for the procurement of the JPF with an expected total value of approximately $324.0 million. Delivery of these fuzes is anticipated to begin in 2019 and continue through 2022.

•
During 2017, our Aerospace segment was awarded Options 13 and 14 of its JPF contract with the U.S. Air Force ("USAF"). Two orders have been exercised under Option 13 with a total value of more than $102.0 million. Delivery of these fuzes is anticipated to occur in 2018 and 2019.

•
During 2017, the first four K-MAX® helicopters from the newly reopened commercial production line were accepted by our customers. We anticipate delivery of at least six more helicopters during 2018. Due to the continued demand and interest in the capabilities of the K-MAX®, our Aerospace segment announced that we will continue production of the K-MAX® heavy-lift utility helicopter into 2019 at a minimum.

•
On September 7, 2017, the Company announced a restructuring plan resulting from its ongoing effort to improve capacity utilization and operating efficiency to better position our Aerospace segment for increased profitability and growth. These actions are expected to result in approximately $7.0 million to $8.5 million in pre-tax restructuring and transition charges, beginning in the third quarter of 2017 through the planned completion of restructuring activities in the fourth quarter of 2018. The Company anticipates these actions will result in total cost savings of approximately $4.0 million annually beginning in 2019.

•
On July 17, 2017, our Aerospace segment announced it had entered into a new multi-year contract with Sikorsky to manufacture H-60 cockpits under the Department of Defense MY IX H-60 procurement authorization. The term of the agreement is five years, beginning in 2018 and ending in 2022.

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

•	On March 30, 2017, our Aerospace segment announced it had increased its stake in our Indian manufacturing joint venture Kineco Kaman Composites India Pvt. Ltd. to 49% from 26%.

•	On February 21, 2017, the Board of Directors raised the quarterly dividend from $0.18 per share to $0.20 per share, an 11% increase to our quarterly dividend.

RESULTS OF OPERATIONS

Consolidated Results

Net Sales

	2017	2016	2015
In thousands
Distribution	$1,080,965	$1,106,322	$1,177,539
Aerospace	724,944	702,054	597,586
Total	$1,805,909	$1,808,376	$1,775,125
$ change	(2,467)	33,251	(19,837)
% change	(0.1)%	1.9%	(1.1)%
The following table details the components of the above changes as a percentage of consolidated net sales:

	2017	2016	2015

Organic Sales:
Distribution	(1.4)%	(4.3)%	(2.0)%
Aerospace	1.3%	2.3%	(2.4)%
Total Organic Sales	(0.1)%	(2.0)%	(4.4)%

Acquisition Sales:
Distribution	—%	0.3%	2.9%
Aerospace	—%	3.6%	0.4%
Total Acquisition Sales	—%	3.9%	3.3%

% change in net sales	(0.1)%	1.9%	(1.1)%
Net sales for 2017 remained relatively flat when compared to 2016. This was a result of lower sales at our Distribution segment, mostly offset by higher sales at our Aerospace segment. The impact of foreign currency exchange rates relative to the U.S. dollar was not material.

The increase in net sales for 2016 as compared to 2015 was attributable to the contribution of $68.7 million in sales from our 2015 acquisitions and an increase in organic sales at our Aerospace segment. These increases were offset by a decrease in organic sales at our Distribution segment. Foreign currency exchange rates relative to the U.S. dollar had an unfavorable impact of $5.9 million on net sales.

See Segment Results of Operations and Financial Condition below for further discussion of segment net sales.

Gross Profit

	2017	2016	2015
In thousands
Gross profit	$547,472	$549,092	$517,234
$ change	(1,620)	31,858	9,295
% change	(0.3)%	6.2%	1.8%
% of net sales	30.3%	30.4%	29.1%

Gross profit for 2017 remained relatively flat when compared to 2016. Of the change noted above, the Distribution segment represented 1.6% of the decrease in consolidated gross profit, mostly offset by an increase in consolidated gross profit of 1.3% associated with higher gross profit at our Aerospace segment. The decrease in gross profit at our Distribution segment was primarily attributable to lower sales under our bearings and power transmission and automation, control and energy product lines. The increase in gross profit at our Aerospace segment was primarily due to higher sales and associated gross profit under our commercial bearings products, the AH-1Z program and our SH-2G program with Peru. Gross profit as a percentage of sales for 2017 remained relatively flat when compared to 2016.

Gross profit increased in 2016 as compared to 2015, primarily due to the contribution of $22.6 million of gross profit from our 2015 acquisitions and organic growth at our Aerospace segment. The increase in organic gross profit at our Aerospace segment was primarily attributable to higher sales of our JPF and commercial bearing products, increased sales associated with our K-MAX® program and legacy missile fuze programs and the absence of $4.0 million in expense associated with the resolution of matters related to our AH-1Z program in 2015. These increases were partially offset by lower sales under the SH-2G(I) contract with New Zealand, lower sales volume of our military bearing products and a decrease in gross margin on the Boeing 767/777 program attributable to cost growth. Additionally, there was a decline in organic gross profit at our Distribution segment primarily due to decreases in sales in the mining, merchant wholesalers durable goods and machinery manufacturing industries. These decreases were partially offset by increases in sales in the food manufacturing, chemical manufacturing and primary metal manufacturing industries. Additionally, gross profit as a percentage of net sales increased due to management's continued productivity and efficiency initiative to improve operating performance at the Distribution segment.

Selling, General & Administrative Expenses (S,G&A)

	2017	2016	2015
In thousands
S,G&A	$430,892	$442,126	$411,547
$ change	(11,234)	30,579	14,898
% change	(2.5)%	7.4%	3.8%
% of net sales	23.9%	24.4%	23.2%

S,G&A decreased for the year ended December 31, 2017, as compared to 2016. The following table details the components of this change:

	2017	2016	2015

Organic S,G&A:
Distribution	(4.2)%	1.1%	(0.2)%
Aerospace	—%	2.5%	0.1%
Corporate	1.7%	(1.1)%	0.2%
Total Organic S,G&A	(2.5)%	2.5%	0.1%

Acquisition S,G&A:
Distribution	—%	0.3%	3.2%
Aerospace	—%	4.6%	0.5%
Total Acquisition S,G&A	—%	4.9%	3.7%

% change in S,G&A	(2.5)%	7.4%	3.8%

S,G&A expenses decreased for 2017 as compared to 2016 primarily due to lower expenses at our Distribution segment, partially offset by an increase in corporate expenses. The decrease in expenses at our Distribution segment was primarily related to lower expenses of $10.5 million associated with our productivity and efficiency initiatives and lower salary and benefit expenses. These decreases were partially offset by an increase in corporate expenses, resulting from higher employee and employee-related costs and $2.8 million in separation costs associated with senior executives, partially offset by lower consulting expenses. S,G&A expenses at our Aerospace segment remained relatively flat when compared to 2016. This was a result of higher salary and wage expenses, mostly offset by lower costs associated with the sale of government contract program inventory (see segment discussion below for additional information).

S,G&A expenses increased for 2016 as compared to 2015 primarily due to $20.0 million of incremental S,G&A expenses related to our 2015 acquisitions and higher expenses at both our Aerospace and Distribution segments. The Aerospace segment experienced higher costs associated with the sale of government contract program inventory which included previously capitalized general and administrative expenses. The increase in expenses at our Distribution segment was primarily due to the implementation of our productivity and efficiency initiatives to improve operating performance and related incentive compensation costs. These increases were partially offset by lower costs associated with the vehicle fleet at Distribution. Additionally, partially offsetting the increases in our segment S,G&A expenses were lower corporate expenses primarily due to the absence of acquisition related costs.

Restructuring Costs

	2017	2016	2015
In thousands
Restructuring costs	$2,661	$1,032	$1,496

During 2017, we recorded $2.7 million in costs for restructuring activities at certain businesses within our Aerospace segment to support the ongoing effort of improving capacity utilization and operating efficiency to better position the Company for increased profitability and growth. Such actions included workforce reductions and the consolidation of operations, which we expect to continue through the planned completion in the fourth quarter of 2018. Additionally, included in this expense is approximately $1.0 million of cost that primarily relates to the write-off of inventory for various small order programs that we will no longer continue to manufacture as a result of the consolidation of operations.

During 2016, we offered a voluntary retirement program to certain employees of its Distribution segment. In addition to the voluntary retirement program, the Distribution segment incurred $0.7 million of severance expense in 2016.

During 2015, we recorded $1.5 million in costs for restructuring activities at our Distribution segment in order to align the cost structure of the organization to its revenue levels. Such actions included workforce reductions and the consolidation of our field operations where the Distribution segment had multiple facilities in the same location.

Operating Income

	2017	2016	2015
In thousands
Operating income	$114,175	$105,923	$104,519
$ change	8,252	1,404	(5,988)
% change	7.8%	1.3%	(5.4)%
% of net sales	6.3%	5.9%	5.9%

The increase in operating income for 2017 as compared to 2016 was primarily due to higher operating income at both our Distribution and Aerospace segments, partially offset by higher corporate expenses, as discussed above. The increase in operating income for 2016 as compared to 2015 was due to the contribution of operating income from our 2015 acquisitions, an increase in organic operating income at our Aerospace segment and lower corporate expenses, primarily due to the absence of acquisition related costs. These changes were partially offset by a decrease in operating income at our Distribution segment. See Segment Results of Operations and Financial Condition below for further discussion of segment operating income.

Interest Expense, Net

	2017	2016	2015
In thousands
Interest expense, net	$20,581	$15,747	$13,144

Interest expense, net generally consists of interest charged on our Credit Agreement, which includes a revolving credit facility and a term loan facility, and our convertible notes and the amortization of debt issuance costs, offset by interest income. The increase in interest expense, net for 2017 as compared to 2016 was primarily due to higher interest expense under our convertible notes and a higher interest rate for outstanding amounts under the Credit Agreement. At December 31, 2017, the interest rate for outstanding amounts on both the revolving credit facility and term loan agreement was 2.84% compared to 2.19% at December 31, 2016. Additionally, contributing to the increase in interest expense, net was the write-off of unamortized debt issuance costs and the unamortized debt discount associated with the repurchase of a portion of our 2017 Notes, for $0.3 million and $1.0 million, respectively. Partially offsetting these increases to interest expense, net were lower average borrowings under the credit facility compared to 2016.

The increase in interest expense, net for 2016 as compared to 2015 was primarily due to higher average borrowings under our revolving credit facility and a higher interest rate. At December 31, 2016, the interest rate for outstanding amounts on both the revolving credit facility and term loan agreement was 2.19% compared to 1.67% at December 31, 2015.

Effective Income Tax Rate

	2017	2016	2015
Effective income tax rate	47.2%	34.4%	31.3%

The effective tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the year. The increase in the effective rate for 2017 as compared to 2016 was primarily the result of Tax Reform, which was enacted by the federal government during the fourth quarter of 2017. Tax Reform provides for the reduction in the applicable corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of this rate reduction, the Company's U.S. net deferred tax assets were required to be revalued as of December 31, 2017. This resulted in a one-time charge to tax expense of $9.7 million in the fourth quarter of 2017. In addition to this law change, increases in valuation allowances against certain net operating loss carryforwards also contributed to the increase over the prior year. In accordance with Staff Accounting Bulletin 118 ("SAB 118") issued on December 22, 2017, the revaluation of U.S. net deferred tax assets, the U.S. income tax attributable to Tax Reform's deemed repatriation provision and the tax consequences relating to states with current conformity to the Internal Revenue Code are provisional amounts. Due to the enactment date and tax complexities of Tax Reform, we have not completed our accounting relative to Tax Reform. The full year 2018 effective rate is expected to decrease to a range of 25.5% to 26.5% as a result of Tax Reform and the finalization of our analysis of global intangible low-taxed income ("GILTI").

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

Other Matters

Information regarding our various environmental remediation activities and associated accruals can be found in Note 15, Commitments and Contingencies, in the Notes to Consolidated Financial Statements included in this Form 10-K.

SEGMENT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Distribution Segment

Our Strategy

The Distribution segment's strategy is to offer a comprehensive portfolio of products and services, along with engineered solutions, to serve the mechanical, automation and fluid power markets driven by a highly trained technical sales and service organization while investing in technology to drive increased productivity and improved operating margins.
Results of Operations

The following table presents selected financial data for our Distribution segment:

	2017	2016	2015
In thousands
Net sales	$1,080,965	$1,106,322	$1,177,539
$ change	(25,357)	(71,217)	15,547
% change	(2.3)%	(6.0)%	1.3%

Operating income	$52,482	$41,859	$49,441
$ change	10,623	(7,582)	(7,324)
% change	25.4%	(15.3)%	(12.9)%
% of net sales	4.9%	3.8%	4.2%

Net sales

2017 versus 2016

The decrease in net sales for 2017 as compared to 2016 was driven by decreases in sales associated with our bearings and power transmission and automation, control and energy product lines of $12.9 million and $12.4 million, respectively. Sales in our fluid power product line remained relatively flat when compared to 2016. The decreases in sales were mostly attributable to lower sales volume to our MRO customers of $37.3 million, partially offset by higher sales volume to our OEM customers. Additionally, there was one fewer sales day in the current year as compared to 2016. Looking at the end markets we serve, sales were lower in the food manufacturing and paper manufacturing markets. Partially offsetting these decreases were higher sales in the fabricated metal product and mining markets.

2016 versus 2015

The decrease in net sales for 2016 as compared to 2015 was driven by lower sales volume to both our MRO customers and OEM customers. Looking at the markets we serve, sales were lower in the mining, machinery manufacturing, merchant wholesalers durable goods and paper manufacturing markets. Partially offsetting these decreases were higher sales in food manufacturing and nonmetallic mineral product markets.

Organic sales per sales day is a metric management uses to evaluate performance trends in its Distribution segment and is calculated by taking total organic sales during a specific period divided by the number of sales days in that period. See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures, in this Form 10-K.

		2017	2016	2015
Organic Sales Per Sales Day (in thousands, except numbers of sales days)
Current period
Net sales		$1,080,965	$1,106,322	$1,177,539
Acquisition sales (a)		—	5,171	52,798
Organic sales		$1,080,965	$1,101,151	$1,124,741
Sales days		252	253	253
Organic sales per sales day for the current period	a	$4,290	$4,352	$4,446

Prior period
Net sales from the prior year		$1,106,322	$1,177,539	$1,161,992
Sales days in the prior year		253	253	253
Organic sales per sales day from the prior year	b	$4,373	$4,654	$4,593

% change in organic sales per sales day	(a-b)/b	(1.9)%	(6.5)%	(3.2)%

(a)
Sales contributed by an acquisition are included in organic sales beginning with the thirteenth month following the date of acquisition. Prior period information is adjusted to reflect acquisition sales for that period as organic sales when calculating organic sales per sales day.

Operating Income

2017 versus 2016

Operating income increased during 2017 as compared to 2016 primarily due to the benefits received from the productivity initiatives implemented in 2016 and lower expenses of $10.5 million for the costs incurred related to the implementation of these productivity and efficiency initiatives. The initiatives included operational process improvements and data analytics, primarily focused on expanding operating margins. Additionally, we experienced lower incentive compensation costs. These savings were partially offset by lower sales and associated gross profit.

2016 versus 2015

Operating income decreased during 2016 as compared to 2015 primarily due to lower organic sales and related gross profit and higher S,G&A costs. The increase in S,G&A expenses at our Distribution segment mostly related to $12.6 million of implementation expenses incurred in 2016 associated with our productivity initiatives which includes operational process improvements and data analytics, primarily focused on expanding operating margins. These costs did not recur at the same levels in 2017. These increases were partially offset by benefits received and the absence of costs associated with restructuring activities undertaken in the fourth quarter of 2015 and lower costs associated with our vehicles.

Other Matters

Enterprise Resource Planning System

In 2012, we announced a decision to invest in a new ERP business system for our Distribution segment with an initial estimated total cost of $45.0 million. Since 2012, Distribution has acquired nine businesses. To date, we have implemented the new ERP system at four acquired entities, of which two were not included in the original project scope. Additionally, multiple upgraded versions of the software were released and Distribution elected to install these major upgrades in order to benefit from improved functionality, enhanced features and the new user interface it offered. Management has assessed the latest upgrade against the current version of the ERP system used at four of our entities and additional requirements by the business. The latest upgrade is expected to leverage the existing work completed to date and we are currently working closely with the software vendor to revise the project plan and implementation timeline. The implementation is scheduled to resume later in 2018. As a result of the unplanned implementations at the acquired businesses and software upgrades, the total project cost is currently estimated between $51.0 million and $54.0 million.

For the years ended December 31, 2017, 2016 and 2015, expenses incurred totaled approximately $1.2 million, $1.4 million and $1.0 million, respectively, and capital expenditures totaled $3.6 million, $3.7 million, and $5.1 million, respectively. Total to date ERP system capital expenditures as of December 31, 2017 were $38.1 million. Depreciation expense for the ERP system for the years ended December 31, 2017, 2016 and 2015, totaled $2.5 million, $2.8 million and $2.9 million, respectively.

Aerospace Segment

Our Strategy

Our strategic goals for the Aerospace segment are built upon our objectives of differentiating our value proposition by utilizing engineering design and process expertise to develop unique products and manufacturing processes within our global cost structure, increasing scale in our core competencies, diversifying our customer portfolio across multiple end markets and investing in our people, technologies and infrastructure. In order to achieve these objectives, we focus our efforts on improving balance between commercial and defense program content and customers, leveraging our broad capabilities to expand market positions, executing strategic acquisitions and increasing focused investments in our people, research and development, manufacturing technologies, capital equipment and infrastructure to increase capabilities and drive continuous improvement.

Results of Operations

The following table presents selected financial data for our Aerospace segment:

	2017	2016	2015
In thousands
Net sales	$724,944	$702,054	$597,586
$ change	22,890	104,468	(35,384)
% change	3.3%	17.5%	(5.6)%

Operating income	$119,889	$115,005	$110,328
$ change	4,884	4,677	1,631
% change	4.2%	4.2%	1.5%
% of net sales	16.5%	16.4%	18.5%

Net Sales

2017 versus 2016

Aerospace segment net sales increased due to increases in sales for both our military and commercial product programs of $16.4 million and $6.5 million, respectively.

The increase in sales generated by our military product programs was primarily attributable to higher direct sales of our JPF to foreign militaries, an increase in sales under the AH-1Z program and our SH-2G program with Peru and higher sales volume of our JPF to the USG. These increases, totaling $31.9 million, were partially offset by a decrease in sales on the Boeing A-10 program and certain composite structures programs and lower sales volume of our fabricated products from foreign operations.

The increase in sales generated by our commercial product programs was primarily attributable to higher sales volume under our commercial bearing products, higher sales associated with the K-MAX® program and an increase in sales under our composite structure products from foreign operations. These increases, totaling $18.8 million, were partially offset by lower sales under the Boeing 767/777 program, a decrease in sales on the Bell Helicopter composite blade program and lower commercial tooling sales.

The impact of foreign currency exchange rates relative to the U.S. dollar was not material.

2016 versus 2015

Aerospace segment net sales increased due to the contribution of $63.5 million of sales from our 2015 acquisitions and an increase in organic sales of $41.0 million. Organic sales increased due to increases in sales of both our commercial and military product programs of $34.8 million and $6.2 million, respectively.

The increase in organic sales generated by our commercial programs/products was primarily attributable to higher sales associated with our K-MAX® program and higher commercial bearing product sales to OEMs, totaling $33.9 million.

The increase in organic sales generated by our military programs/products was primarily due to increased sales of our JPF to the USG, higher sales associated with our legacy missile fuze programs, increased sales volume on our Bell Helicopter composite blade program and sales under the SH-2G program with Peru. These increases, totaling $50.6 million, were partially offset by a $43.5 million decrease due to lower sales associated with our SH-2G(I) contract with New Zealand, lower sales on the Boeing A-10 program, a decrease in military bearing product sales and lower sales under the AH-1Z program.

Foreign currency exchange rates relative to the U.S. dollar had an unfavorable impact of $5.9 million on net sales.

Operating Income

2017 versus 2016
Operating income increased for 2017 as compared to 2016. The increase was primarily attributable to higher sales and associated gross profit on our commercial bearings products, the AH-1Z program, the SH-2G program with Peru and our composite structure products from foreign operations. In addition, there were lower S,G&A expenses associated with the sale of government inventory (see the table below for the expense recorded or benefit received from S,G&A expenses capitalized in inventory for certain government contracts). These increases, totaling $19.3 million, were partially offset by lower gross profit under our JPF program with the USG, as fuzes under Option 12 sold in 2017 were negotiated at a lower selling price than Option 11 sold in 2016, a decrease in gross profit on certain composite structure programs and lower gross margin on the K-MAX® program. Further offsetting some of the increases in operating income was $2.7 million in costs related to restructuring activities.
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
For certain USG contracts, S,G&A expenses are capitalized in inventory until revenue is recognized, to the extent that gross profit is available to offset the S,G&A expenses. The following table shows the expense recorded or benefit received from S,G&A expenses capitalized in inventory for certain government contracts.

	2017	2016	2015
In thousands
S,G&A expensed (capitalized), net	$372	$2,465	$(3,267)

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

Revenue and cost estimates for all significant long-term contracts for which revenue is recognized using the percentage-of-completion method of accounting are reviewed and reassessed quarterly. Based upon these reviews, we record the effects of adjustments in profit estimates each period. If at any time management determines that in the case of a particular contract total costs will exceed total contract revenue, we record a provision for the entire anticipated contract loss at that time. For the year ended December 31, 2017, the net increase in our operating income from changes in contract estimates totaled $5.7 million. The increase in 2017 was primarily a result of improved performance on the AH-1Z program, JPF program with the USG and the SH-2G program with Peru. These improvements were partially offset by cost growth on the K-MAX® and A-10 programs. The net decrease in our operating income from changes in contract estimates totaled $0.8 million for the year ended December 31, 2016. The decrease in 2016 was primarily a result of cost growth on various programs, including the Boeing 767/777 program, the A-10 program and certain composites structures and assembly programs. This cost growth was partially offset by improved performance on the JPF program. For the year ended December 31, 2015, the net increase in our operating income from changes in contract estimates totaled $4.8 million, excluding $4.0 million in expense associated with the resolution of matters related to our AH-1Z program. The increase in 2015 was primarily a result of improved performance on the JPF and another legacy bomb fuze program.

Backlog

	2017	2016	2015
In thousands
Backlog	$616,090	$581,619	$659,350

The backlog balance increased from 2016 to 2017, primarily due to orders under the Sikorsky BLACK HAWK helicopter program and the JPF program with the USG. These increases were partially offset by deliveries under our JPF program to the USG and foreign militaries and the Sikorsky BLACK HAWK helicopter program and work performed on the SH-2G program with Peru. Excluded from backlog is approximately $324.0 million in direct commercial JPF orders received in early 2018.

The backlog balance decreased from 2015 to 2016, primarily due to deliveries under various programs. These decreases were partially offset by orders associated with our AH-1Z helicopter program and the SH-2G program with Peru.

Major Programs/Product Lines

Defense Markets

A-10

The segment has contracted with Boeing to produce the wing control surfaces (inboard and outboard flaps, slats and deceleron assemblies) for the USAF’s A-10 fleet. This contract has a potential value of over $110.0 million; however, annual quantities will vary, as they are dependent upon the orders Boeing receives from the USAF. Initial deliveries under this program began in 2010 and full rate production began in late 2012. Through December 31, 2017, 170 shipsets have been delivered over the life of the program, and approximately 3 shipsets remain in backlog. In 2017, the USAF confirmed that the A-10 fleet would continue indefinitely due to its unique close-air support functions, with support from both Congress and the White House. The government budget released in May 2017 outlined the plan to maintain the fleet and the defense bill signed in December 2017 authorized wing replacements. Although Congress must authorize the spending requirement, lawmakers have pushed for approval as the grounding of these aircraft would result in a significant capability gap for U.S. service members. We have not received any additional orders beyond 173 shipsets, and as such, we expect a break in production as we complete the units we currently have on order and wait for follow-on orders from our customer. Final production and deliveries of existing orders under this contract are anticipated to be completed during 2018. We have not received any indication from our customer that this program will be terminated. Tooling and nonrecurring costs on this program are being amortized over 242 shipsets, the number of shipsets expected to be delivered under this program. At December 31, 2017 and 2016, our program backlog was $1.2 million and $5.3 million, respectively, and total program inventory was $8.7 million and $12.8 million, respectively. The current total program inventory includes nonrecurring costs of $7.0 million and materials to be utilized on future shipset orders of $0.5 million, which may not be recoverable in the event of an extended break in production or program termination.

Bearings

Our bearings products are included on numerous military platforms manufactured in North America, South America, Asia and Europe. These products are used as original equipment and/or specified as replacement parts by the manufacturers. The most significant portion of our military bearings sales is derived from U.S. military platforms, such as the AH-64 helicopter, Virginia Class submarine and Joint Strike Fighter aircraft, and sales in Europe for the Typhoon program. These products are primarily proprietary self-lubricating, ball and roller bearings for aircraft flight controls, turbine engines and landing gear, and helicopter driveline couplings.

BLACK HAWK

The Sikorsky BLACK HAWK helicopter cockpit program involves the manufacture of cockpits, including the installation of all wiring harnesses, hydraulic assemblies, control pedals and sticks, seat tracks, pneumatic lines and the composite structure that holds the windscreen for most models of the BLACK HAWK helicopter. We delivered 77 cockpits in 2017 as compared to the 74 cockpits delivered in 2016. In July 2017, we announced that our Aerospace segment had entered into a new multi-year contract with Sikorsky to manufacture H-60 cockpits under the Department of Defense MY IX H-60 procurement authorization. The term of the agreement is five years, beginning in 2018 and ending in 2022. Included in backlog at December 31, 2017 and 2016, was $126.3 million and $45.6 million, respectively, for orders on this program. We anticipate cockpit deliveries to total 57 in 2018.

Combat Rescue Helicopter

The Sikorsky Combat Rescue Helicopter program involves the manufacture of cockpits, including the installation of hydraulic assemblies, seat tracks, pneumatic lines and composite structures that hold the windscreen for most models of the H-60 helicopter and the fit of control pedals. During 2017, the Company was awarded a contract to provide developmental expertise and manufacture for the newly designed HH-60W Combat Rescue Helicopter, an advanced variant of the UH-60M BLACK HAWK helicopter. The initial contract has a total value of $8.7 million over 10 aircraft, with an expected follow-on contract with increased work scope for an additional 102 aircraft valued at approximately $62.2 million. As of December 31, 2017, our backlog for this program was $6.2 million.

AH-1Z

The segment manufactures sheet metal details and subassemblies for the increased capability AH-1Z attack helicopter, which is produced by Bell Helicopter for the U.S. Marine Corps. We are currently on contract through Lot 14. As of December 31, 2017 and 2016, our backlog for this program was $49.1 million and $45.4 million, respectively.

SH-2G Peru

During 2016, we were awarded a contract for $41.0 million with General Dynamics Mission Systems—Canada to commence work on the implementation phase of the previously announced Peruvian Navy's SH-2G Super Seasprite aircraft program. This contract is for the remanufacture and upgrade of four Kaman SH-2G Super Seasprite aircraft and support for the operation of a fifth aircraft for the Peruvian Navy. The total expected value to Kaman for the combined program, including this contract and previously issued contracts, now totals $50.5 million. Total backlog at December 31, 2017 and 2016, was $17.5 million and $32.4 million, respectively.

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

Sales of these fuzes can be direct to the USG, Foreign Military Sales ("FMS") through the USG and DCS to foreign militaries that, although not funded by the USG, require proper regulatory approvals from the USG.

A total of 13,131 fuzes were delivered to our customers during the fourth quarter of 2017, which consisted of 6,269 fuzes delivered to the USG and 6,862 fuzes delivered as direct commercial sales. A total of 35,969 fuzes were delivered in 2017. We expect to deliver 34,000 to 38,000 fuzes in 2018, primarily consisting of orders from the USG in order to meet the USG's current demand.

The Company currently provides the FMU-152 A/B to the USAF and twenty-eight other nations, but the U.S. Navy currently utilizes a different fuze - the FMU-139. In 2015, NAVAIR solicited proposals for a firm fixed price production contract to implement improvements to the performance characteristics of the FMU-139 (such improved fuze having been designated the FMU-139 D/B), and the USAF has stated that, if and when a contract is awarded and production begins, the funds associated with the FMU-152 A/B will be redirected to the FMU-139 D/B. During the third quarter of 2015, the U.S. Navy announced that a competitor was awarded the contract for the FMU-139 D/B. In the event the FMU-139 D/B program proceeds as planned and the USAF redirects the funds associated with the FMU-152 A/B to the FMU-139 D/B, our business, financial condition, results of operations and cash flows may be materially adversely impacted. The timing of the impact on our financial statements is dependent on the ability of our competitor to complete the design and qualification phase of the program and other factors. Our competitor has publicly stated that this program is expected to have a 32-month qualification phase, preceding production. Due to the complexity of this program, the uncertainty associated with the successful completion of each phase in accordance with the planned schedule and the pending status of the USAF's final decision to redirect funds to the FMU-139 D/B, the timing and magnitude of the impact on the Company's financial statements is not certain; however, the Company continues to see strong demand for the FMU-152 A/B. In 2017, we were awarded Options 13 and 14 with the USG. The USAF has exercised two orders under Option 13, which have a total value of more than $102.0 million. Additionally, the USAF issued a Notice of Contract Action announcing its intent to award us Options 15 and 16; therefore, the earliest the Company may see an impact on its financial statements is 2022.

In addition, the Company continues to see strong demand for DCS fuzes. During the first quarter of 2018, we were awarded a DCS contract totaling approximately $324.0 million. Delivery of these units is anticipated over a four-year period beginning in 2019 through 2022.

Total JPF backlog at December 31, 2017 and December 31, 2016, was $128.2 million and $175.0 million, respectively. This backlog excludes the $324.0 million DCS contract awarded in January 2018.

Commercial Markets

K-MAX®

During 2015, we announced that our Aerospace segment was resuming production of commercial K-MAX® aircraft. The aircraft are being manufactured at our Jacksonville, Florida and Bloomfield, Connecticut facilities. In the second half of 2017, the first four aircraft from the newly reopened commercial product line were accepted by our customers. Delivery of at least six aircraft is anticipated during 2018. As of December 31, 2017 and 2016, our backlog for this program was $4.1 million and $13.7 million, respectively. During the second quarter of 2017, we announced that we will continue production of the commercial K-MAX® aircraft into 2019 at a minimum due to continued interest in the capabilities of the K-MAX®.

777 / 767

In 2015, we signed a multi-year follow-on contract with Boeing for the production of fixed trailing edge ("FTE") assemblies for the Boeing 777 and 767 commercial aircraft. To date, Kaman has provided more than 1,000 FTE kits and assemblies for each of the 777 and 767 programs since 1995 and 1986, respectively. During 2017, on average, we delivered six shipsets per month on the Boeing 777 platform and two shipsets per month on the Boeing 767 platform, which includes one shipset per month associated with a military tanker derivative of the 767. For 2018, we estimate deliveries on the 777 program to be three shipsets per month and on the 767 program to be two shipsets per month which includes one shipset per month associated with a military tanker derivative of the 767. The total contract value is estimated to be in excess of $75 million; however, annual quantities will vary, as they are dependent upon the orders Boeing receives from its customers. As of December 31, 2017 and 2016, our backlog for these programs was $14.2 million and $20.4 million, respectively.

Airbus

Our U.K. Composites operations provide composite components for many Airbus platforms. The most significant of these are the A320, A330 and A350. Orders for all of these platforms are dependent on the customer’s build rate.

Bearings

Our bearings products are included on commercial airliners and regional/business jets manufactured in North and South America, Europe and Asia and are used as original equipment and/or specified as replacement parts by airlines and aircraft manufacturers. These products are primarily proprietary self-lubricating, ball and roller bearings for aircraft flight controls, turbine engines, landing gear and helicopter driveline couplings. The most significant portion of our commercial sales is derived from Boeing and Airbus platforms, such as the Boeing 737, 747, 777 and 787 and the Airbus A320, A330, A350 and A380.
Additionally, our bearings offerings include super precision miniature ball bearings used primarily in aerospace applications, dental products, surgical power tools, analytical devices and various industrial applications.

Bell Helicopter

In 2014, we were awarded an extension to our current contract with Bell Helicopter to manufacture skin and skin-to-core components for several of Bell’s commercial helicopter models. We are currently in discussions with Bell Helicopter for a five-year follow on contract. At December 31, 2017 and 2016, $3.9 million and $8.9 million, respectively, was included in backlog for orders under this program. Annual quantities for this program will vary, as they are dependent upon the orders Bell receives from its customers.

Other Matters

Learjet 85

In 2010, our U.K. Composites operation was awarded a contract to manufacture composite passenger entry and over-wing exit doors for the Learjet 85, a mid-sized business jet built primarily from composites and featuring advances in aerodynamics, structures and efficiency; however, in October 2015, Bombardier Inc. announced the cancellation of its Learjet 85 business aircraft program. At December 31, 2017, we had total accounts receivable and inventory related to the program of $3.2 million. During 2016, we filed suit against our customer to recover this amount. Although we expect to recover the full amount of our claim, there can be no assurance that we will prevail in the litigation.

For a discussion of other matters related to our Aerospace segment see Note 15, Commitments and Contingencies, in the Notes to Consolidated Financial Statements included in this Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Discussion and Analysis of Cash Flows

We assess liquidity in terms of our ability to generate cash to fund working capital requirements and investing and financing activities. Significant factors affecting liquidity include: cash flows generated from or used by operating activities, capital expenditures, investments in our business segments and their programs, acquisitions, divestitures, dividends, availability of future credit, adequacy of available bank lines of credit and factors that might otherwise affect the Company's business and operations generally, as described under the heading “Risk Factors” and “Forward-Looking Statements” in Item 1A of Part I of this Form 10-K.

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

In addition to our working capital requirements, one or more of the following items could have an impact on our liquidity during the next 12 months:

•
the matters described in Note 15, Commitments and Contingencies, in the Notes to Consolidated Financial Statements, including the cost of existing environmental remediation matters and deposits required to be made to the environmental escrow for the Moosup facility sold in 2014 discussed in Note 9, Environmental Costs;

•	contributions to our qualified pension plan and Supplemental Employees’ Retirement Plan (“SERP”);

•	deferred compensation payments to former directors and officers;

•	interest payments on outstanding debt;

•	operating lease payments;

•	repurchase of common stock under the 2015 Share Repurchase Program;

•	payment of dividends;

•	costs associated with the start-up of new aerospace programs; and

•	the extension of payment terms by our customers and delays in letter of credit funding.

In addition to the items listed above, we anticipate receiving approximately $95.0 million in 2018 as an advance payment under a JPF DCS contract.

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

Effective December 31, 2015, the qualified pension plan was frozen with respect to future benefit accruals. Under CAS 413 we must calculate the USG’s share of any pension curtailment adjustment resulting from the freeze. Such adjustments can result in an amount due to the USG for pension plans that are in a surplus position or an amount due to the contractor for plans that are in a deficit position. During the fourth quarter of 2016, we accrued a $0.3 million liability representing our estimate of the amount due to the USG based on our pension curtailment adjustment calculation which was submitted to the USG for review in December 2016. The Company has maintained its accrual at $0.3 million as of December 31, 2017. There can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on our results of operations, financial position and cash flows.

A summary of our consolidated cash flows is as follows:

	2017	2016	2015	17 vs. 16	16 vs.15
(in thousands)
Total cash provided by (used in):
Operating activities	$79,885	$107,707	$109,584	$(27,822)	$(1,877)
Investing activities	(31,835)	(37,583)	(232,608)	5,748	195,025
Financing activities	(54,736)	(43,959)	127,588	(10,777)	(171,547)

Free Cash Flow(a) :
Net cash provided by operating activities	$79,885	$107,707	$109,584	$(27,822)	$(1,877)
Expenditures for property, plant and equipment	(27,631)	(29,777)	(29,932)	2,146	155
Free cash flow	$52,254	$77,930	$79,652	$(25,676)	$(1,722)

(a) Free Cash Flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less expenditures for property plant and equipment, both of which are presented in our Consolidated Statements of Cash Flows. See Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures, in this Form 10-K.

2017 vs. 2016

Net cash provided by operating activities decreased $27.8 million in 2017 compared to 2016, due to higher accounts receivable under our JPF program resulting from the timing of collections, partially offset by lower inventory related to our K-MAX®, JPF and legacy fuze programs and the timing of accounts payable cash disbursements.

Net cash used in investing activities decreased $5.7 million in 2017 compared to 2016 primarily due to a lower earnout payment associated with a previous acquisition in the current period.

Net cash used in financing activities increased in 2017 by $10.8 million compared to 2016, primarily due to the cost to repurchase a portion of the 2017 Notes, higher repayments under our revolving credit facility, the purchase of capped call transactions related to our 2024 Notes and higher debt issuance costs associated with the issuance of our 2024 Notes. These changes were partially offset by $200.0 million in proceeds received from the issuance of our 2024 Notes and $58.6 million in proceeds received related to the unwind of a portion of the convertible note hedge transactions related to the 2017 Notes.

2016 vs. 2015

Net cash provided by operating activities decreased $1.9 million in 2016 compared to 2015, due to growth in inventory primarily attributable to the timing of deliveries on our JPF program and the build-up of inventory associated with the production of the K-MAX®, partially offset by higher depreciation and amortization expense, which is an adjustment to reconcile earnings to cash flows provided by operations. Depreciation and amortization expense increased as compared to the prior year due to the intangible and fixed assets acquired in 2015.

Net cash used in investing activities decreased $195.0 million primarily due to a decrease in cash used for acquisitions.

Net cash used in financing activities for 2016 was $44.0 million, compared to net cash provided by financing activities for 2015 of $127.6 million. This change is due to a $179.4 million net decrease in borrowings under our revolving credit facility and Term Loan facility. Borrowings under our revolving credit facility were higher in 2015 due to the acquisitions completed during the year. These decreases were partially offset by the change in repayments under the Term Loan facility. In 2016, we had repayments of $5.0 million, compared to $83.8 million of repayments in the prior year. The higher repayments in 2015 were a result of the completion of the amended and restated Credit Agreement in May 2015.

Financing Arrangements

Convertible Notes

During May, 2017, we issued $200.0 million aggregate principal amount of convertible senior unsecured notes due May 2024 (the "2024 Notes") pursuant to an indenture (the "Indenture"), dated May 12, 2017, between the Company and U.S. Bank National Association, as trustee. In connection therewith, we entered into certain capped call transactions that cover, collectively, the number of shares of the Company's common stock underlying the 2024 Notes. In a separate transaction, we repurchased $103.5 million aggregate principal amount of our existing convertible senior unsecured notes due November 15, 2017 (the "2017 Notes"). In connection with the repurchase of the 2017 Notes, we settled a portion of the associated outstanding bond hedge transactions and warrant transactions that we entered into in 2010 in connection with their issuance.

The remaining portion of the 2017 Notes were convertible at the option of the noteholders until the close of business on the second Scheduled Trading Day (as defined in the 2017 Notes indenture) immediately preceding the maturity date. On November 10, 2017 and November 13, 2017, we received conversion notices from bondholders, totaling the remaining $11.5 million principal amount outstanding under the 2017 Notes. We also settled the remaining portion of the bond hedge.

The existing warrant transactions associated with the 2017 Notes remain outstanding, with scheduled expiration dates between February 13, 2018 and June 21, 2018, unless earlier settled, which will result in a reduction in additional paid-in-capital. We anticipate settling the outstanding warrants with approximately 90,000 shares of the Company's common stock. Refer to Note 10, Debt, in the Notes to the Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for further information about the 2024 Notes and 2017 Notes. See below for additional discussion on the issuance of the 2024 Notes and the related transactions.

2024 Notes

On May 12, 2017, we issued $175.0 million in principal amount of 2024 Notes, in a private placement offering. On May 24, 2017, we issued an additional 25.0 million in principal amount of 2024 Notes pursuant to the initial purchasers' exercise of their overallotment option, resulting in the issuance of an aggregate $200.0 million principal amount of 2024 Notes. The 2024 Notes bear 3.25% interest per annum on the principal amount, payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2017. The 2024 Notes will mature on May 1, 2024, unless earlier repurchased by the Company or converted. We will settle any conversions of the 2024 Notes in cash, shares of the Company's common stock or a combination of cash and shares of common stock, at the Company's election.

The following table illustrates the conversion rate at the date of issuance of the 2024 Notes:

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
(3) Prior to November 1, 2023, the notes are convertible only in the following circumstances: (1) during any fiscal quarter commencing after July 1, 2017, and only during any such fiscal quarter, if the last reported sale price of the Company's common stock was greater than or equal to 130% of the applicable conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter, (2) during the five consecutive business day period following any ten consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of 2024 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day or (3) upon the occurrence of specified corporate events. On or after November 1, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. If the Company undergoes a fundamental change (as defined in the Indenture), holders of the notes may require the Company to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount to be repurchased, plus any accrued and unpaid interest. As of December 31, 2017, none of the conditions permitting the holders of the 2024 Notes to convert had been met. Therefore, the 2024 Notes are classified as long-term debt.

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

The Company incurred $7.4 million of debt issuance costs in connection with the sale of the 2024 Notes, which was allocated between the debt and equity components of the instrument. Of the total amount, $0.7 million was recorded as an offset to additional paid-in capital. The balance, $6.7 million, was recorded as a contra-debt balance and is being amortized over the term of the 2024 Notes. Total amortization expense for the year ended December 31, 2017 was $0.5 million.

The following table illustrates the dilutive effect of securities issued under the 2024 Notes at various theoretical average share prices for our stock as of December 31, 2017:

	Theoretical Average Share Price of Kaman Stock
	$65.26	$70.00	$75.00	$80.00	$84.84
Dilutive Shares associated with:
Convertible Debt	—	207,399	397,876	564,542	707,164

2017 Notes

In November 2010, the Company issued convertible senior unsecured notes due on November 15, 2017, in the aggregate principal amount of $115.0 million in a private placement offering. These notes bore 3.25% interest per annum on the principal amount, payable semiannually in arrears on May 15 and November 15 of each year, beginning in 2011. In May 2017, the Company used a portion of the net proceeds from the issuance of the 2024 Notes, along with cash received from the counterparties in connection with the termination of the existing convertible note hedge transactions referred to below, to repurchase $103.5 million principal amount of the 2017 Notes from a limited number of holders in an arm's length transaction. This repurchase represented approximately 90% of the aggregate principal amount of 2017 Notes. The repurchases were accounted for as an extinguishment of the outstanding instrument. Of the total aggregate cost of $165.3 million, $60.0 million was allocated to the equity component of the 2017 Notes and was recorded as a reduction to additional paid-in capital. The remainder of the cost was attributed to the outstanding principal repurchased and accrued interest.

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

The remaining portion of the 2017 Notes and bond hedge were settled in November 2017.

Credit Agreement

The Company has a $700.0 million Credit Agreement (the "Credit Agreement"), as amended, with JPMorgan Chase Bank N.A., as Administrative Agent, Bank of America, N.A. and Citizens Bank, N.A. as Co-Syndication Agents and SunTrust Bank, KeyBank N.A., TD Bank, N.A., BB&T and Fifth Third Bank, as Co-Documentation Agents. The Credit Agreement matures on May 6, 2020 and has revolving commitments of $600.0 million and a Term Loan commitment of $100.0 million. Capitalized terms used but not defined within this discussion of the Credit Agreement have the meanings ascribed thereto in the Credit Agreement.

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

Interest rates on amounts outstanding under the Credit Agreement are variable. At December 31, 2017 and 2016, the interest rates for the outstanding amounts on the Credit Agreement were 2.84% and 2.19%, respectively. In addition, we are required to pay a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.175% to 0.300% per annum, based on the Consolidated Senior Secured Leverage Ratio. Fees for outstanding letters of credit range from 1.25% to 2.00%, based on the Consolidated Senior Secured Leverage Ratio.

The financial covenants associated with the Credit Agreement include a requirement that (i) the Consolidated Senior Secured Leverage Ratio cannot be greater than 3.50 to 1.00, with an election to increase the maximum to 3.75 to 1.00 for four consecutive quarters, in connection with a Permitted Acquisition with consideration in excess of $125.0 million; (ii) the Consolidated Total Leverage Ratio cannot be greater than 4.00 to 1.00, with an election to increase the maximum to 4.25 to 1.00 for four consecutive quarters, in connection with a Permitted Acquisition with consideration in excess of $125.0 million; (iii) the Consolidated Interest Coverage Ratio cannot be less than 4.00 to 1.00; and (iv) Liquidity: (a) as of the last day of the fiscal quarter of the Company ending two full fiscal quarters prior to the stated maturity of the 2017 Convertible Notes, cannot be less than an amount equal to 50% of the outstanding principal amount of the 2017 Convertible Notes, and (b) as of the last day of each fiscal quarter of the Company ending thereafter, cannot be less than an amount equal to the outstanding principal amount of the 2017 Convertible Notes as of such day. The Company was in compliance with those financial covenants as of and for the quarter ended December 31, 2017, and management does not anticipate noncompliance in the foreseeable future.

Total average bank borrowings under our revolving credit facility and term loan facility during the year ended December 31, 2017, were $256.5 million compared to $315.6 million for the year ended December 31, 2016. As of December 31, 2017 and 2016, there was $453.3 million and $381.7 million available for borrowing, respectively, net of letters of credit. However, based on EBITDA levels at December 31, 2017 and 2016, amounts available for borrowings were limited to $246.0 million and $209.5 million, respectively. Letters of credit are generally considered borrowings for purposes of calculating available borrowings. As of December 31, 2017, $6.7 million letters of credit were outstanding, of which, $6.5 million were under the revolving credit facility. As of December 31, 2016, $5.9 million in letters of credit were outstanding.

Subsequent to year-end, we entered into a JPF DCS contract that required us to issue approximately $146.0 million in letters of credit in order to secure an advance payment from our customer and to provide assurance that we will perform and deliver in accordance with the terms of the contract. The customer is required to pay an advance payment on this contract totaling approximately $95.0 million, which we expect to receive in 2018.

Interest Rate Swaps

During 2015, we entered into interest rate swap agreements for the purposes of hedging the eight quarterly variable-rate Term Loan interest payments due in 2016 and 2017. Additionally, we entered into interest rate swap agreements to effectively convert $83.8 million of our variable rate revolving credit facility debt to a fixed interest rate. These interest rate swap agreements were designated as cash flow hedges and intended to manage interest rate risk associated with our variable-rate borrowings and minimize the impact on our earnings and cash flows of interest rate fluctuations attributable to changes in LIBOR rates. The activity related to these contracts was not material to the Company's Consolidated Financial Statements for the year ended December 31, 2017. Interest expense associated with these interest rate swap agreements for the year ended December 31, 2016, was $0.9 million. As of December 31, 2017, these interest rate swap agreements had all matured and were not outstanding.

Other Sources/Uses of Capital

Pension

We contributed $10.0 million to the qualified pension plan during each of 2017 and 2016. In 2018, we have contributed $10.0 million to the qualified pension plan (as of the date of this filing). Currently, we do not anticipate making any further contributions this year; however, given Tax Reform we are evaluating our options. We paid $3.1 million and $0.5 million in SERP benefits during 2017 and 2016, respectively. We expect to pay $0.9 million in SERP benefits in 2018.

Acquisitions

The following table illustrates the cash paid for acquisitions:

	For the year ended December 31,
	2017	2016	2015
In thousands
Cash paid for acquisitions completed during the year	$—	$—	$196,395
Cash paid for holdback payments during the year	—	1,014	3,404
Earn-out and other payments during the year	1,365	5,617	1,453
Total cash paid for acquisitions	$1,365	$6,631	$201,252

No acquisitions were completed in 2017 or 2016. Total consideration for acquisitions completed in 2015 was $197.1 million. We anticipate that we will continue to identify and evaluate potential acquisition candidates, the purchase of which may require the use of additional capital.

Stock Repurchase Plans

On April 29, 2015, we announced that our Board of Directors approved a share repurchase program ("2015 Share Repurchase Program") authorizing the repurchase of up to $100.0 million of the common stock, par value $1.00 per share, of the Company. We currently intend to repurchase shares to offset the annual issuance of shares under our employee stock plans, but the timing and actual number of shares repurchased will depend on a variety of factors including stock price, market conditions, corporate and regulatory requirements, capital availability and other factors, including acquisition opportunities. As of December 31, 2017, we had repurchased 803,513 shares under the 2015 Share Repurchase Program and approximately $64.0 million remained available for repurchases under this authorization.

NON-GAAP FINANCIAL MEASURES

Management believes that the non-GAAP measures used in this Annual Report on Form 10-K provide investors with important perspectives into our ongoing business performance. We do not intend for the information to be considered in isolation or as a substitute for the related GAAP measures. Other companies may define the measures differently. We define the non-GAAP measures used in this report and other disclosures as follows:

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

Organic Sales (in thousands)
	2017	2016	2015
Distribution
Net sales	$1,080,965	$1,106,322	$1,177,539
Less: Acquisition Sales	—	5,171	52,798
Organic Sales	$1,080,965	$1,101,151	$1,124,741
Aerospace
Net sales	$724,944	$702,054	$597,586
Less: Acquisition Sales	—	63,483	7,297
Organic Sales	$724,944	$638,571	$590,289
Consolidated
Net sales	$1,805,909	$1,808,376	$1,775,125
Less: Acquisition Sales	—	68,654	60,095
Organic Sales	$1,805,909	$1,739,722	$1,715,030

Organic Sales per Sales Day

Organic sales per sales day is defined as GAAP “Net sales of the Distribution segment,” less sales derived from acquisitions completed during the preceding twelve months, divided by the number of sales days in a given period. Sales days ("Sales Days") are the days that the Distribution segment’s branch locations were open for business and exclude weekends and holidays. Management believes Organic Sales per Sales Day provides an important perspective on how net sales may be impacted by the number of days the segment is open for business and provides a basis for comparing periods in which the number of sales days differs. For the Organic Sales per Sales Day for 2017, 2016 and 2015, please refer to Results of Operations - Segment Results of Operations and Financial Condition - Distribution Segment in the Management's Discussion and Analysis of Financial Condition and Results of Operation in this Annual Report on Form 10-K.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

The following table summarizes certain of the Company’s contractual obligations as of December 31, 2017:

	Payments due by period (in millions)
Contractual Obligations	Total	Within 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (including convertible notes)	$424.5	$7.5	$217.0	$—	$200.0
Interest payments on debt (a)	81.1	15.6	26.9	25.5	13.1
Operating leases	97.8	25.8	37.5	19.2	15.3
Capital leases	6.1	1.1	2.7	2.0	0.3
Purchase obligations (b)	182.4	146.5	33.9	2.0	—
Other long-term obligations (c)	51.2	16.2	14.0	5.4	15.6
Planned funding of pension and SERP (d)	17.9	10.9	1.0	3.0	3.0
Total	$861.0	$223.6	$333.0	$57.1	$247.3

Note: For more information refer to Note 10, Debt; Note 15, Commitments and Contingencies; Note 14, Other Long-Term Liabilities; Note 13, Pension Plans, and Note 12, Income Taxes in the Notes to Consolidated Financial Statements included in this Form 10-K.

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

Off-Balance Sheet Arrangements

The obligation to pay earn-out amounts depends upon the attainment of specific milestones by an aerospace operating unit acquired in 2002. Through December 31, 2017, the Company has recorded additional goodwill of $25.0 million related to the contingency payments to the former owners of the Aerospace Orlando operations. The final contingency payment of $1.4 million occurred in the second quarter of 2017.

As of December 31, 2017, we had no significant off-balance sheet arrangements other than purchase obligations, operating leases and $6.7 million of outstanding standby letters of credit, of which, $6.5 million were under the revolving credit facility.

CRITICAL ACCOUNTING ESTIMATES

Our significant accounting policies are outlined in Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements included in this Form 10-K. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures based upon historical experience, current trends and other factors that management believes to be relevant. We are also responsible for evaluating the propriety of our estimates, judgments and accounting methods as new events occur. Actual results could differ from those estimates. Management periodically reviews the Company’s critical accounting policies, estimates and judgments with the Audit Committee of our Board of Directors. The most significant areas currently involving management judgments and estimates are described below.

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

The Company utilizes units-of-delivery to measure percentage of completion for fixed price programs involving the repetitive production and delivery of parts, components or shipsets over an extended period of time. For other programs, the Company utilizes cost-to-cost when measuring percentage of completion. The following table illustrates the amount of revenue recognized under the percentage-of-completion method.

	2017	2016	2015
In thousands
Revenue recognized under percentage of completion method
Units-of-delivery	$317,906	$307,294	$270,525
Cost-to-cost	55,119	47,085	52,734
Total revenue recognized under percentage of completion method	$373,025	$354,379	$323,259

% of consolidated net sales - Units-of-delivery	17.6%	17.0%	15.2%
% of consolidated net sales - Cost-to-cost	3.1%	2.6%	3.0%
% of consolidated net sales - Percentage-of-completion method	20.7%	19.6%	18.2%

Effect if Actual Results Differ From Assumptions
While we do not believe there is a reasonable likelihood there will be a material change in estimates or assumptions used to calculate our long-term revenues and costs, estimating the percentage of work complete on certain programs is a complex task. As a result, changes to these estimates could have a significant impact on our results of operations. These programs include the Sikorsky BLACK HAWK program, the JPF program, the K-MAX® program, the Boeing A-10 program, the AH-1Z program, our other Bell Helicopter programs and several other programs. Estimating the ultimate total cost of these programs is challenging due to the complexity of the programs, unanticipated increases in production requirements, the nature of the materials needed to complete these programs, change orders related to the programs and the need to manage our customers’ expectations. These programs are an important element in our continuing strategy to increase operating efficiencies and profitability as well as broaden our business base. Management continues to monitor and update program cost estimates quarterly for these contracts. A significant change in an estimate on one or more of these programs could have a material effect on our financial position and results of operations. The net increase in our operating income from changes in contract estimates totaled $5.7 million for the year ended December 31, 2017. The net decrease in our operating income from changes in contract estimates totaled $0.8 million for the year ended December 31, 2016. The net increase in our operating income from changes in contract estimates totaled $4.8 million, excluding the $4.0 million in expense associated with the resolution of the matters related to our AH-1Z program for the year ended December 31, 2015.

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
Effect if Actual Results Differ From Assumptions
As of December 31, 2017 and 2016, our allowance for doubtful accounts was $4.1 million. Receivables written off, net of recoveries, in 2017 and 2016 were $1.2 million and $2.1 million, respectively.
Currently we do not believe that we have a significant amount of risk relative to the allowance for doubtful accounts. A 10% change in the allowance would have a $0.4 million effect on pre-tax earnings.
Inventory Valuation
Methodology
We have five types of inventory (a) merchandise for resale, (b) raw materials, (c) contracts in process, (d) other work in process and (e) finished goods. Merchandise for resale and raw materials are stated at the lower of the cost of the inventory or its fair market value. Contracts in process, other work in process and finished goods are valued at production cost comprised of material, labor and overhead, including general and administrative expenses on certain government contracts. Contracts in process, other work in process and finished goods are reported at the lower of cost or net realizable value. Raw material includes certain general stock materials but primarily relates to purchases that were made in anticipation of specific programs that have not been started as of the balance sheet date.
Judgment and Uncertainties
The process for evaluating inventory obsolescence or market value often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business. We adjust our inventory by the difference between the estimated market value and the actual cost of our inventory to arrive at net realizable value. Changes in estimates of future sales volume may necessitate future write-downs of inventory value. At December 31, 2017, $25.5 million of K-MAX® inventory, including inventory associated with the new build aircraft, was included in contracts and other work in process and finished goods. We believe it is stated at net realizable value, although lack of demand for spare parts in the future could result in additional write-downs of the inventory value. Overall, management believes that our inventory is appropriately valued and not subject to further obsolescence in the near term.
Management believes $3.3 million of the SH-2G(I) inventory will be sold after December 31, 2018. This balance represents spares requirements and inventory to be used in SH-2G programs.
Effect if Actual Results Differ From Assumptions
Inventory valuation at our Distribution segment generally requires less subjective management judgment than the valuation of certain inventory in the Aerospace segment. Management reviews the K-MAX® inventory balance on an annual basis to determine whether any additional write-downs are necessary. We believe this inventory is stated at net realizable value, although lack of demand for spare parts in the future could result in additional write-downs of the inventory value. Overall, management believes that our inventory is appropriately valued and not subject to further obsolescence in the near term. If such a write-down were to occur, this could have a significant impact on our operating results. A 10% write-down of the December 31, 2017 K-MAX® inventory balance would have affected pre-tax earnings by approximately $2.6 million in 2017.
The balance of SH-2G(I) inventory projected to be sold after December 31, 2018, represents spares requirements and inventory to be used to support the SH-2G programs in future periods and as such is appropriately valued as of December 31, 2017.
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
In accordance with generally accepted accounting principles, we test goodwill for impairment at the reporting unit level and other long-lived intangible assets (excluding goodwill) for impairment at the lowest level for which identifiable cash flows are available. The identification and measurement of goodwill impairment involves the estimation of fair value of the reporting unit as compared to its carrying value. The identification and measurement of other long-lived intangible asset impairment involves the estimation of future cash flows of the business unit as compared to its carrying value. In the Distribution segment, goodwill is tested at the segment level as no components represent reporting units. In the Aerospace segment, goodwill is tested one level below the segment level, and components are not aggregated for purposes of goodwill testing.
The carrying value of goodwill as of December 31, 2017, was $149.2 million and $202.5 million for the Distribution and Aerospace segments, respectively. The specific Aerospace reporting units contributing to the total goodwill balance were as follows: Precision Products Orlando facility ("KPP-Orlando"), $41.4 million; Specialty Bearings and Engineered Products, $109.2 million; and Aerosystems, $51.9 million. During 2017, it was determined that the two-step impairment test would be performed for the following reporting units: Distribution and Aerosystems. See Note 8, Goodwill and Other Intangible Assets, Net, in the Notes to Consolidated Financial Statements for additional information regarding these assets.
The carrying value of other intangible assets as of December 31, 2017, was $38.9 million and $78.2 million for the Distribution and Aerospace segments, respectively. During the fourth quarter of 2017, we evaluated certain long-lived intangible assets associated with our U.K. and our Engineering Services facilities. These intangible assets totaled $11.3 million and $1.2 million, respectively at December 31, 2017. See Note 8, Goodwill and Other Intangible Assets, Net, in the Notes to Consolidated Financial Statements for additional information regarding these assets.
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
In performing our step one test for the reporting units, we assumed terminal growth rates ranging from 2.5% - 3.0%. The discount rate utilized to reflect the risk and uncertainty in the financial markets and specifically in our internally developed earnings projections ranged from 10.0% - 14.0% for these reporting units. Changes in these estimates and assumptions could materially affect the results of our tests for goodwill impairment.
Under Step 2, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The results of the Step 1 tests indicated that the Company did not need to proceed to Step 2 for either of the reporting units tested.
Effect if Actual Results Differ From Assumptions
We performed the Step 1 test for the Distribution and Aerosystems reporting units. Distribution's fair value exceeded the carrying value in excess of 68% and Aerosystems' fair value exceeded the carrying value by approximately 25%. A one percentage point decrease in our terminal growth rate or an increase of one percentage point in our discount rate would not result in a fair value calculation less than the carrying value for these reporting units.
We performed the intangible asset impairment test for our U.K. and Engineering Services businesses. The fair values exceeded the carrying value, indicating there was no impairment of long-lived intangible assets held by either business.
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

Long-Term Incentive Programs
Methodology
The Company maintains a Management Incentive Plan, which provides for cash and share-based payment awards, including non-statutory stock options, restricted stock, stock appreciation rights and long-term incentive program ("LTIP") awards. We determine the fair value of our non-qualified stock option awards at the date of grant using a Black-Scholes model. We determine the fair value of our restricted share awards at the date of grant using an average of the high and low market price of our stock.
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
In order to estimate the liability associated with LTIP awards, management must make assumptions as to how our current performance compares to current Russell 2000 data based upon the Russell 2000’s historical results. This analysis is performed on a quarterly basis. When sufficient Russell 2000 data for a year is available, which typically will not be until May or June of the following year, management will adjust the liability to reflect its best estimate of the total award. Actual results could differ significantly from management’s estimates. The total estimated liability as of December 31, 2017, was $18.8 million.
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
Effect if Actual Results Differ From Assumptions
We do not currently believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to determine cash and share-based compensation expense. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in cash and share-based compensation expense that could be material.
If actual results are not consistent with the assumptions used, the share-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the share-based compensation. A 10% change in our share-based compensation expense for the year ended December 31, 2017, would have affected pre-tax earnings by approximately $0.6 million in 2017.
Due to the timing of availability of the Russell 2000 data, there is a risk that the amount we have recorded as LTIP expense could be different from the actual payout. A 10.0 percentage point increase in the total performance factor earned for our LTIP would result in a reduction of 2017 pretax earnings of $1.8 million.
Pension Plans
Methodology
We maintain a qualified defined benefit pension, as well as a non-qualified Supplemental Employees Retirement Plan ("SERP") for certain key executives. See Note 13, Pension Plans, in the Notes to Consolidated Financial Statements included in this Form 10-K for further discussion of these plans.
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
In 2016, we began to utilize a "spot rate approach" in the calculation of pension interest and service cost. The spot rate approach applies separate discount rates for each projected benefit payment in the calculation of pension interest and service cost.
Judgment and Uncertainties
The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the pension obligation. Management uses the Citigroup Above Median Double-A Curve for discount rate assumptions. This index was designed to provide a market average discount rate to assist plan sponsors in valuing the liabilities associated with postretirement obligations. Additionally, we reviewed the changes in the general level of interest rates since the last measurement date noting that overall rates had decreased when compared to 2016.

Based upon this information, we used a 3.50% discount rate as of December 31, 2017, for the qualified defined benefit pension plan. This rate takes into consideration the participants in our pension plan and the anticipated payment stream as compared to the Citigroup Above Median Double-A Curve. For the SERP, we used the same methodology as the pension plan and derived a discount rate of 3.15% in 2017 for the benefit obligation. The difference in the discount rates is primarily due to the expected duration of SERP payments, which is shorter than the anticipated duration of benefit payments to be made to the average participant in the pension plan. The qualified defined benefit pension plan and SERP used discount rates of 3.98% and 3.43% at December 31, 2016, respectively, for purposes of calculating the benefit obligation.
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
Effect if Actual Results Differ From Assumptions
A lower discount rate increases the present value of benefit obligations and increases pension expense. A one percentage point decrease in the assumed discount rate would have increased pension expense in 2017 by $5.4 million. A one percentage point increase in the assumed discount rate would have decreased pension expense in 2017 by $4.7 million.
A lower expected rate of return on pension plan assets would increase pension expense. For 2017 and 2016, the expected rate of return on plan assets was 7.5%. A one-percentage point increase/decrease in the assumed return on pension plan assets would have changed pension expense in 2017 by approximately $5.6 million. During 2017, the actual return on pension plan assets of 17.0% was higher than our expected long-term rate of return on pension plan assets of 7.5%.
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
As of December 31, 2017, we had recognized $19.6 million of deferred tax assets, net of valuation allowances. A portion of this amount, $1.6 million, is related to a capital loss recorded on the disposition of our Distribution segment’s Mexico operations. The realization of these benefits is dependent in part on future taxable capital gains and tax planning strategies designed to realize the benefit associated with the capital loss. For those jurisdictions where the expiration of tax loss or credit carryforwards or the projection of operating results indicates that realization is not likely, a valuation allowance is provided.
Judgment and Uncertainties
Management believes that sufficient income will be earned in the future to realize deferred income tax assets, net of valuation allowances recorded. The realization of these deferred tax assets can be impacted by changes to tax laws or statutory tax rates and future taxable income levels.
Our effective tax rate on earnings was 47.2% for 2017. This rate was adversely impacted by the Tax Cuts and Jobs Act of 2017, which required us to revalue our net U.S. deferred tax assets. Our effective tax rate is based on expected or reported income or loss, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions.
Effect if Actual Results Differ From Assumptions
We do not anticipate a significant change in our unrecognized tax benefits within the next twelve months. We file tax returns in numerous U.S. and foreign jurisdictions, with returns subject to examination for varying periods, but generally back to and including 2013. It is our policy to record interest and penalties on unrecognized tax benefits as income taxes.  A one percentage point increase/decrease in our tax rate would have affected our 2017 earnings by $0.9 million.

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
Effect if Actual Results Differ From Assumptions
At December 31, 2017, amounts accrued for known environmental remediation costs were $6.1 million. A 10% change in this accrual would have impacted pre-tax earnings by $0.6 million. Further information about our environmental costs is provided in Note 9, Environmental Costs, in the Notes to Consolidated Financial Statements.
RECENT ACCOUNTING STANDARDS

A summary of recent accounting standards is included in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

SELECTED QUARTERLY FINANCIAL DATA

	First	Second	Third	Fourth	Total
2017	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands, except per share amounts)
Net sales	$435,941	$449,006	$447,046	$473,916	$1,805,909
Gross profit	124,816	134,963	138,935	148,758	547,472
Net earnings	6,291	13,458	16,280	13,797	49,826
Basic earnings per share	0.23	0.49	0.58	0.50	1.80
Diluted earnings per share	0.22	0.48	0.58	0.49	1.75

	First	Second	Third	Fourth	Total
2016	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands, except per share amounts)
Net sales	$451,198	$470,642	$453,474	$433,062	$1,808,376
Gross profit	134,430	143,766	135,490	135,406	549,092
Net earnings	9,777	16,495	17,455	15,127	58,854
Basic earnings per share	0.36	0.61	0.64	0.56	2.17
Diluted earnings per share	0.35	0.59	0.62	0.53	2.10

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

Items within the 2017 quarterly results that may affect comparability are as follows:

	First	Second	Third	Fourth	Total
2017	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands)
Tax expense associated with the revaluation of U.S deferred tax assets due to Tax Reform	$—	$—	$—	$9,733	$9,733
Costs associated with Distribution productivity initiatives	$496	$577	$514	$544	$2,131
Restructuring and severance costs	$579	$42	$4,719	$1,123	$6,463

Items within the 2016 quarterly results that may affect comparability are as follows:

	First	Second	Third	Fourth	Total
2016	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands)
Costs associated with Distribution productivity initiatives	$3,125	$2,083	$2,787	$4,582	$12,577
Restructuring and severance costs	$460	$312	$780	$869	$2,421
Acquisition and integration costs	$2,002	$2,302	$546	$295	$5,145

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

Foreign Currencies

We have manufacturing, sales and distribution facilities in various locations throughout the world. As a result, we make investments and conduct business transactions denominated in various currencies, including the U.S. dollar, the British pound, the European euro, the Czech koruna, the Japanese yen and the Indian rupee. Total annual foreign sales, including foreign export sales, averaged approximately $314.5 million over the last three years. Foreign sales represented 18.8% of consolidated net sales in 2017. We estimate a hypothetical 10% adverse change in foreign currency exchange rates relative to the U.S dollar for 2017 would have had an unfavorable impact of $13.1 million on sales and a $0.1 million unfavorable impact on operating income. We manage foreign currency exposures that are associated with committed foreign currency purchases and sales and other assets and liabilities created in the normal course of business at the subsidiary operations level. Sometimes we may, through the use of forward contracts, hedge the price risk associated with committed and forecasted foreign denominated payments and rates. Historically the use of these forward contracts has been minimal. We do not use derivatives for speculative or trading purposes.

Interest Rates

Our primary exposure to interest rate risk results from our outstanding debt obligations. The level of fees and interest charged on revolving credit commitments and borrowings are based upon leverage levels and market interest rates.

Our principal debt facilities are contained within a variable rate credit agreement that provides a $600.0 million revolving credit facility and a $100.0 million term loan commitment. Both these agreements were amended and restated on May 6, 2015 (as amended), and expire on May 6, 2020. Total average bank borrowings for 2017 were $256.5 million. The impact of a hypothetical 100 basis point increase in the interest rates on our average bank borrowings would have resulted in a $2.6 million increase in interest expense.

During the fiscal quarter ended June 30, 2017, we issued $200.0 million aggregate principal of convertible unsecured senior notes, due May 2024, in a private placement offering. These notes bear 3.25% interest per annum on the principal amount, payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2017, and have an effective interest rate of 5.0%.

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

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Kaman Corporation:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kaman Corporation and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, of comprehensive income, of shareholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2017 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
February 27, 2018

We have served as the Company’s auditor since 2013.

CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts)

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$36,904	$41,205
Accounts receivable, net	313,451	230,864
Inventories	367,437	393,814
Income tax refunds receivable	2,889	6,065
Other current assets	27,188	26,605
Total current assets	747,869	698,553
Property, plant and equipment, net of accumulated depreciation of $252,611 and $226,366, respectively	185,452	176,521
Goodwill	351,717	337,894
Other intangible assets, net	117,118	126,444
Deferred income taxes	27,603	59,373
Other assets	25,693	27,501
Total assets	$1,455,452	$1,426,286
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$7,500	$119,548
Accounts payable – trade	127,591	116,663
Accrued salaries and wages	48,352	43,165
Advances on contracts	8,527	13,356
Income taxes payable	1,517	1,165
Other current liabilities	52,812	59,989
Total current liabilities	246,299	353,886
Long-term debt, excluding current portion	391,651	296,598
Deferred income taxes	8,024	6,875
Underfunded pension	126,924	156,427
Other long-term liabilities	46,898	44,916
Commitments and contingencies (Note 15)
Temporary equity, convertible notes	—	1,797
Shareholders’ equity:
Preferred stock, $1 par value, 200,000 shares authorized; none outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; voting; 29,141,467 and 28,162,497 shares issued, respectively	29,141	28,162
Additional paid-in capital	185,332	171,162
Retained earnings	587,877	560,200
Accumulated other comprehensive income (loss)	(115,814)	(156,393)
Less 1,325,975 and 1,054,364 shares of common stock, respectively, held in treasury, at cost	(50,880)	(37,344)
Total shareholders’ equity	635,656	565,787
Total liabilities and shareholders’ equity	$1,455,452	$1,426,286

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts)

	For the Year Ended December 31,
	2017	2016	2015
Net sales	$1,805,909	$1,808,376	$1,775,125
Cost of sales	1,258,437	1,259,284	1,257,891
Gross profit	547,472	549,092	517,234
Selling, general and administrative expenses	430,892	442,126	411,547
Restructuring costs	2,661	1,032	1,496
Net (gain) loss on sale of assets	(256)	11	(328)
Operating income	114,175	105,923	104,519
Interest expense, net	20,581	15,747	13,144
Other (income) expense, net	(784)	472	3,386
Earnings before income taxes	94,378	89,704	87,989
Income tax expense	44,552	30,850	27,551
Net earnings	$49,826	$58,854	$60,438

Earnings per share:
Basic earnings per share	$1.80	$2.17	$2.22
Diluted earnings per share	$1.75	$2.10	$2.17
Weighted average shares outstanding:
Basic	27,611	27,107	27,177
Diluted	28,418	28,072	27,868
Dividends declared per share	$0.80	$0.72	$0.72

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands)

	For the Year Ended December 31,
	2017	2016	2015
Net earnings	$49,826	$58,854	$60,438
Other comprehensive income, net of tax:
Foreign currency translation adjustments	27,840	(12,271)	(1,949)
Change in unrealized loss on derivative instruments, net of tax expense of $31, $6, and $158, respectively	51	9	263
Pension plan adjustments, net of tax expense (benefit) of $7,661, ($2,412), and ($7,382), respectively	12,688	(3,993)	(12,191)
Other comprehensive income (loss)	$40,579	$(16,255)	$(13,877)
Total comprehensive income	$90,405	$42,599	$46,561
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders'
	Shares	$	Capital	Earnings	Income (Loss)	Shares	$	Equity
Balance at December 31, 2014	27,518,226	$27,518	$145,845	$479,984	$(126,261)	385,942	$(9,421)	$517,665
Net earnings	—	—	—	60,438	—	—	—	60,438
Other comprehensive income	—	—	—	—	(13,877)	—	—	(13,877)
Dividends	—	—	—	(19,557)	—	—	—	(19,557)
Purchase of treasury shares	—	—	—	—	—	319,234	(12,836)	(12,836)
Employee stock plans,
net of tax expense of $327	137,037	137	4,649	—	—	(8,857)	70	4,856
Share-based compensation expense	80,494	81	6,309	—	—	1,864	(2)	6,388
Balance at December 31, 2015	27,735,757	$27,736	$156,803	$520,865	$(140,138)	698,183	$(22,189)	$543,077
Net earnings	—	—	—	58,854	—	—	—	58,854
Other comprehensive income	—	—	—	—	(16,255)	—	—	(16,255)
Dividends	—	—	—	(19,519)	—	—	—	(19,519)
Amounts reclassified to temporary equity	—	—	(1,797)	—	—	—	—	(1,797)
Purchase of treasury shares	—	—	—	—	—	316,545	(13,792)	(13,792)
Employee stock plans	344,221	344	10,541	—	—	28,672	(1,352)	9,533
Share-based compensation expense	82,519	82	5,615	—	—	10,964	(11)	5,686
Balance at December 31, 2016	28,162,497	$28,162	$171,162	$560,200	$(156,393)	1,054,364	$(37,344)	$565,787
Net earnings	—	—	—	49,826	—	—	—	49,826
Other comprehensive income	—	—	—	—	40,579	—	—	40,579
Dividends	—	—	—	(22,149)	—	—	—	(22,149)
Amounts reclassified from temporary equity	—	—	1,797	—	—	—	—	1,797
Changes due to convertible notes transactions	624,044	624	(2,582)	—	—	—	—	(1,958)
Purchase of treasury shares	—	—	—	—	—	218,235	(11,552)	(11,552)
Employee stock plans	265,886	266	9,074	—	—	39,647	(1,970)	7,370
Share-based compensation expense	89,040	89	5,881	—	—	13,729	(14)	5,956
Balance at December 31, 2017	29,141,467	$29,141	$185,332	$587,877	$(115,814)	1,325,975	$(50,880)	$635,656
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands)

	For the Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net earnings	$49,826	$58,854	$60,438
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	42,471	43,393	36,181
Amortization of debt issuance costs	2,014	1,536	1,548
Accretion of convertible notes discount	3,410	2,144	2,035
Provision for doubtful accounts	1,094	2,635	1,694
Net (gain) loss on sale of assets	(256)	11	(328)
Loss on debt extinguishment	137	—	—
Net (gain) loss on derivative instruments	(1,126)	1,007	579
Stock compensation expense	5,956	5,686	6,388
Excess tax benefit from share-based compensation arrangements	—	—	(327)
Deferred income taxes	24,555	7,928	(1,281)
Changes in assets and liabilities, excluding effects of acquisitions/divestitures:
Accounts receivable	(77,560)	(778)	4,556
Inventories	31,095	(11,891)	(2,928)
Income tax refunds receivable	3,180	(2,474)	(3,463)
Other current assets	1,747	4,859	(2,823)
Accounts payable - trade	10,164	693	4,697
Accrued contract losses	(957)	745	2
Accrued restructuring costs	1,122	(1,029)	1,029
Advances on contracts	(4,829)	2,082	8,868
Other current liabilities	(366)	2,078	(2,173)
Income taxes payable	212	351	(2,403)
Pension liabilities	(11,318)	(9,087)	(2,300)
Other long-term liabilities	(686)	(1,036)	(405)
Net cash provided by operating activities	79,885	107,707	109,584
Cash flows from investing activities:
Proceeds from sale of assets	618	201	719
Expenditures for property, plant & equipment	(27,631)	(29,777)	(29,932)
Acquisition of businesses including earn out adjustments, net of cash acquired	(1,365)	(6,631)	(201,252)
Other, net	(3,457)	(1,376)	(2,143)
Cash used in investing activities	(31,835)	(37,583)	(232,608)
Cash flows from financing activities:
Net (repayments) borrowings under revolving credit agreements	(75,988)	(15,147)	143,025
Borrowings under Term Loan Facility	—	—	100,000
Debt repayment	(6,875)	(5,000)	(83,750)
Proceeds from issuance of 2024 convertible notes	200,000	—	—
Repayment of 2017 convertible notes	(175,151)	—	—
Purchase of capped call - 2024 convertible notes	(20,500)	—	—
Proceeds from bond hedge settlement - 2017 convertible notes	58,564	—	—
Bank overdraft	(1,146)	275	(3,462)
Proceeds from exercise of employee stock awards	7,370	9,533	4,856
Purchase of treasury shares	(11,552)	(13,792)	(12,836)
Dividends paid	(21,462)	(19,510)	(19,026)
Debt and equity issuance costs	(7,473)	—	(1,348)
Windfall tax benefit	—	—	327
Other	(523)	(318)	(198)
Cash (used in) provided by financing activities	(54,736)	(43,959)	127,588
Net (decrease) increase in cash and cash equivalents	(6,686)	26,165	4,564
Effect of exchange rate changes on cash and cash equivalents	2,385	(1,422)	(513)
Cash and cash equivalents at beginning of period	41,205	16,462	12,411
Cash and cash equivalents at end of period	$36,904	$41,205	$16,462
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017, 2016 and 2015

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The carrying amounts of these items, as well as trade accounts payable and notes payable, approximate fair value due to the short-term maturity of these instruments. At December 31, 2017, one customer accounted for more than 10% of consolidated accounts receivable. At December 31, 2016, no individual customer accounted for more than 10% of consolidated accounts receivable. At December 31, 2017 and 2016, no individual customer accounted for more than 10.0% of consolidated net sales. Foreign sales were approximately 18.8%, 18.1% and 15.6% of the Company’s net sales in 2017, 2016 and 2015, respectively, and are concentrated in the United Kingdom, Germany, Canada, New Zealand, the Middle East and Asia.

Additional Cash Flow Information

Non-cash investing activities in 2017 include an accrual of $3.6 million for purchases of property and equipment (including capital lease obligations). Non-cash financing activities in 2017 include 624,044 common shares issued for the partial unwind of warrant transactions during the second quarter of 2017 that had a value of approximately $30.3 million, the receipt of 136,369 shares with an approximate value of $7.5 million to unwind the remaining bond hedge transactions during the fourth quarter of 2017 and the issuance to bond holders of 136,347 shares with an approximate value of $7.5 million upon conversion of the remaining 2017 Notes. Other non-cash financing activities in 2017 include an adjustment to other comprehensive income related to the underfunding of the pension and SERP plans and changes in the fair value of derivative financial instruments that qualified for hedge accounting. The total net adjustment was $12.7 million, net of tax of $7.7 million. Additionally, non-cash financing activities in 2017 include $5.6 million of dividends declared but not yet paid.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2017, 2016 and 2015

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

The Company describes its pension obligations in more detail in Note 13, Pension Plans. The Company describes the convertible notes transactions in more detail in Note 10, Debt.

Revenue Recognition

Sales and estimated profits under long-term contracts are generally recognized using the percentage-of-completion method of accounting, using as a measurement basis either the ratio that costs incurred bear to estimated total costs (after giving effect to estimates of costs to complete based upon most recent information for each contract) or units-of-delivery. Reviews of contracts are made routinely throughout their lives and the impact of revisions in profit estimates are recorded in the accounting period in which the revisions are made. Anticipated contract losses are charged to operations when they are probable. In cases where the Company has multiple contracts with a single customer, each contract is generally treated as a separate profit center and accounted for as such. Except in the case of contracts accounted for using the cost-to-cost method of percentage-of-completion accounting, revenues are recognized when the product has been shipped or delivered, depending upon when title and risk of loss have passed. For certain U.S. Government ("USG") contracts delivery is deemed to have occurred when work is substantially complete and acceptance by the customer has occurred by execution of a Material Inspection and Receiving Report, DD Form 250 or Memorandum of Shipment.

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

Pre-contract costs incurred for items such as materials or tooling for anticipated contracts are included in inventory if recovery of such costs is considered probable. Thereafter, if the Company determines it will not be awarded an anticipated contract and the associated pre-contract costs cannot be applied to another program the costs are expensed immediately. As of December 31, 2017 and 2016, approximately $2.3 million and $2.0 million, respectively, of pre-contract costs were included in inventory, which, in both cases, represented less than 1% of total inventory. Learning or start-up costs incurred in connection with existing or anticipated follow-on contracts are charged to the existing contract unless the terms of the contract permit recovery of these costs over a specific contractual term and provide for reimbursement if the contract is canceled.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2017, 2016 and 2015

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition - continued

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

Certain inventory related costs, including purchasing costs, receiving costs and inspection costs, for the Distribution segment are not included in cost of sales. For the years ended December 31, 2017, 2016 and 2015, $3.5 million, $3.5 million and $3.2 million, respectively, of such costs are included in general and administrative expenses.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term cash investments. These investments are liquid in nature and have original maturities of three months or less. Bank overdraft positions, which occur when total outstanding issued checks exceed available cash balances at a single financial institution at the end of a reporting period, are reclassified to other current liabilities within the consolidated balance sheets. At December 31, 2017 and 2016, the Company had bank overdrafts of $3.1 million and $4.3 million, respectively, included in other current liabilities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2017, 2016 and 2015

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventory of merchandise for resale is stated at cost (using the average costing method) or net realizable value, whichever is lower. Contracts and other work in process and finished goods are valued at production cost represented by raw material, labor and overhead. For certain government contracts, allowable general and administrative expenses are also included in inventory. Initial tooling and startup costs may be included, where applicable. Contracts and other work in process and finished goods are not reported at amounts in excess of net realizable values. The Company includes raw material amounts in the contracts in process and other work in process balances. Raw material includes certain general stock materials but primarily relates to purchases that were made in anticipation of specific programs for which production has not been started as of the balance sheet date.

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

Fair value of the reporting unit is determined using an income methodology based on management’s estimates of forecasted cash flows for each reporting unit, with those cash flows discounted to present value using rates commensurate with the risks associated with those cash flows. In addition, management uses a market-based valuation method involving analysis of market multiples of revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") for (i) a group of comparable public companies and (ii) recent transactions, if any, involving comparable companies. If the fair value of the reporting unit exceeds its carrying value, step two need not be performed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2017, 2016 and 2015

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets - continued

Goodwill and intangible assets with indefinite lives are evaluated annually for impairment in the fourth quarter, based on annual forecast information. Intangible assets with finite lives are amortized using the straight-line method over their estimated period of benefit. Goodwill and other intangible assets are reviewed for possible impairment whenever changes in conditions indicate that the fair value of a reporting unit is more likely than not below its carrying value. No such charges were recorded in 2017, 2016 or 2015.

Vendor Incentives

The Company’s Distribution segment enters into agreements with certain vendors providing for inventory purchase incentives that are generally earned upon achieving specified volume-purchasing levels. The Company recognizes rebate income relative to specific rebate programs as a reduction of the cost of inventory based on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions that results in progress toward earning the rebate, provided that the amounts are probable and reasonably estimable. As of December 31, 2017 and 2016, total vendor incentive receivables, included in other current assets, were approximately $14.5 million and $13.3 million, respectively.

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

Research and Development

Customer funded research expenditures (which are included in cost of sales) were $1.1 million in 2017, $0.9 million in 2016 and $0.4 million in 2015. Research and development costs not specifically covered by contracts are recognized as expense as incurred and included in selling, general and administrative expenses. Such costs amounted to $8.2 million, $7.7 million and $6.7 million in 2017, 2016 and 2015, respectively.

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The deferred income taxes were significantly impacted by the enactment of the Tax Cuts and Jobs Act of 2017 ("Tax Reform"), as further discussed in Note 12, Income Taxes.

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
For the Years Ended December 31, 2017, 2016 and 2015

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Share-Based Payment Arrangements

The Company records compensation expense for share-based awards based upon an assessment of the grant date fair value of the awards. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. A number of assumptions are used to determine the fair value of options granted. These include expected term, dividend yield, volatility of the options and the risk free interest rate. See Note 17, Share-Based Arrangements, for further information.

Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations, including market risks relating to fluctuations in foreign currency exchange rates and interest rates. Derivative financial instruments are recognized on the Consolidated Balance Sheets as either assets or liabilities and are measured at fair value. Changes in the fair values of derivatives are recorded each period in earnings or accumulated other comprehensive income, depending on whether a derivative is effective as part of a hedged transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income are subsequently included in earnings in the periods in which earnings are affected by the hedged item. The Company does not use derivative instruments for speculative purposes. See Note 5, Derivative Financial Instruments, for further information.

Pension Accounting

The Company accounts for its defined benefit pension plan by recognizing the overfunded or underfunded status of the plan, calculated as the difference between the plan assets and the projected benefit obligation, as an asset or liability on the balance sheet, with changes in the funded status recognized in comprehensive income in the year in which they occur.

Expenses and liabilities associated with the plan are determined based upon actuarial valuations. Integral to the actuarial valuations are a variety of assumptions including expected return on plan assets and discount rate. The Company regularly reviews the assumptions, which are updated at the measurement date, December 31st. The impact of differences between actual results and the assumptions are accumulated and generally amortized over future periods, which will affect expense recognized in future periods. See Note 13, Pension Plans, for further information.

Recent Accounting Standards

In February 2018, the FASB issued Accounting Standards Update ("ASU") 2018-02 "Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". The objective of this standard is to address the concern that tax effects of items within accumulated other comprehensive income do not appropriately reflect the tax rate because Tax Reform required the adjustment of deferred taxes be recorded to income. This ASU provides an entity the election to reclassify stranded tax effects resulting from Tax Reform to retained earnings from accumulated other comprehensive income. The standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the potential impact this standard update might have on its consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities". The objective of this standard update is to improve the financial reporting of hedging relationships to better reflect the economic results of an entity's risk management activities in its financial statements. This ASU expands hedge accounting for both nonfinancial and financial risk components and refines the measurement of hedge results to better reflect an entity's hedging strategies. The standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The adoption of this standard update is not expected to have a material impact on the Company's consolidated financial statements.
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
For the Years Ended December 31, 2017, 2016 and 2015

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Standards - continued

In March 2017, the FASB issued ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities”. Under this ASU, the amortization period for certain callable debt securities held at a premium is shortened to more closely align the amortization period with expectations incorporated in market pricing on the underlying securities. The standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The adoption of this standard will not have an impact on the Company's consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715) - Improving the Net Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. The objective of this standard update is to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. This standard update requires employers to disaggregate the service cost component from the other components of net benefit cost. This ASU also provides guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization. The other components of net benefit cost, which are expected to more than offset the service cost component, are required to be presented in the income statement separately from the service cost component and outside of operating profit. The standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. This ASU will be applied retrospectively for the presentation of the service cost component and the other components of net benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component and the other components of net benefit cost in assets. The standard update allows for a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The Company intends to apply this practical expedient for prior period presentation. The Company currently estimates that the service cost component to be included in operating profit will be approximately $4.9 million and the other components of net benefit cost will have a favorable impact to other (income) expense, net of approximately $11.5 million in 2018.
In February 2017, the FASB issued ASU 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20)". The objective of this standard update is to clarify the scope of asset derecognition guidance and to provide new guidance for partial sales of nonfinancial assets. The standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted; however, an entity is required to apply the amendments in this ASU in the same period that it applies the amendments for ASU 2014-09. The adoption of this standard update is not expected to have a material impact on the Company's consolidated financial statements.
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
For the Years Ended December 31, 2017, 2016 and 2015

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Under this ASU as amended, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting is largely unchanged under this ASU as amended. This standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company has developed a project plan that includes a three-phase approach to implementing this standard update. Phase one, the assessment phase, was completed in the third quarter of 2017. The Company began the second phase in the fourth quarter of 2017, which includes implementing new lease administration software, establishing policies and understanding the initial financial impact this standard update will have on the Company's consolidated financial statements. Phase three, which the Company anticipates beginning in the second half of 2018, will include integrating the standard update into financial reporting processes and systems and developing a more robust understanding of the financial impact of this standard update. The Company anticipates the ASU will have a material impact on its assets and liabilities due to the addition of right-of-use assets and lease liabilities to the balance sheet; however it does not expect the ASU to have a material impact on the Company's cash flows or results of operations.

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
For the Years Ended December 31, 2017, 2016 and 2015

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

The Company will transition using the modified retrospective method upon adoption of this standard update. The Distribution segment currently recognizes the majority of its revenue at a point in time, which will continue under Topic 606, with only a small percentage of revenue streams moving to an over time revenue recognition model. The majority of our long-term contracts in the Aerospace segment are currently accounted for under the percentage-of-completion method using units-of-delivery as a measurement basis. For these programs, early-contract unit costs in excess of the average expected cost over the life of the contract are capitalized and amortized over the number of units in the contract. With the adoption of this standard update, certain deferred unit costs in excess of the contract average will be adjusted within the cumulative effect to retained earnings and will not be amortized into future earnings. The Company anticipates that many of these contracts will move to an over time revenue model under the percentage-of-completion method. For example, revenue for the Company's Joint Programmable Fuze ("JPF") program with the USG will move from percentage-of-completion using units-of-delivery as the measurement basis to the over time revenue recognition model using input costs as the basis for recognizing progress to completion. Conversely, revenue for the K-MAX® program will move from cost-to-cost revenue recognition to point in time, with revenue on these aircraft being recognized upon delivery to the end customer. The Company estimates that the adoption of Topic 606 will result in a net reduction to opening retained earnings of approximately $9.0 million to $11.0 million, net of tax, as of January 1, 2018.

Subsequent to the issuance of ASU 2014-09, the FASB has issued the following updates: ASU 2015-14, "Revenue from Contracts with Customers (Topic 606) - "Deferral of the Effective Date"; ASU 2016-08, “Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”; ASU 2016-10, "Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing"; ASU 2016-12, "Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients"; and ASU 2016-20, "Technical Corrections and Improvements to Topic 606". The amendments in these updates affect the guidance contained within ASU 2014-09 and have been assessed as part of the Company's revenue recognition project plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2017, 2016 and 2015

2. RESTRUCTURING COSTS

During the third quarter of 2017, the Company initiated restructuring activities at its Aerospace segment to support the ongoing effort of improving capacity utilization and operating efficiency to better position the Company for increased profitability and growth. Such actions include workforce reductions and the consolidation of operations, which began in the third quarter of 2017 and will continue through the planned completion of restructuring activities in the fourth quarter of 2018. The Company currently expects these actions to result in approximately $7.0 million to $8.5 million in pre-tax restructuring and transition charges. The Company anticipates these actions will result in total cost savings of approximately $4.0 million annually beginning in 2019.

The following table summarizes the accrual balances by cost type for the restructuring actions:

	Severance	Other (1)	Total
In thousands
Restructuring accrual balance at December 31, 2016	$—	$—	$—
Provision	1,369	178	1,547
Cash payments	(202)	—	(202)
Changes in foreign currency exchange rates	5	1	6
Restructuring accrual balance at December 31, 2017	$1,172	$179	$1,351
(1) Includes costs associated with consolidation of facilities.

The above accrual balance was included in other current liabilities on the Company's Consolidated Balance Sheets. For the year ended December 31, 2017, restructuring expense, totaling $2.7 million, was included in restructuring costs on the Company's Consolidated Statements of Operations. Included in this expense is approximately $1.0 million of cost that primarily relates to the write-off of inventory for various small order programs that the Company will no longer continue to manufacture as a result of the consolidation of operations.

In addition to the restructuring activity, the Distribution segment and Aerospace segment incurred $0.5 million and $0.4 million, respectively, of other severance expense in 2017. There was also $2.8 million in separation costs associated with two senior executives recorded in accrued salaries and wages on the Company's Consolidated Balance Sheets as of December 31, 2017. These amounts are not included in the table above.

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

3. ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	At December 31,
	2017	2016
In thousands
Trade receivables	$152,078	$143,471
U.S. Government contracts:
Billed	26,093	17,244
Costs and accrued profit – not billed	862	1,478
Commercial and other government contracts:
Billed	107,962	50,560
Costs and accrued profit – not billed	30,590	22,234
Less allowance for doubtful accounts	(4,134)	(4,123)
Total	$313,451	$230,864

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2017, 2016 and 2015

3. ACCOUNTS RECEIVABLE, NET (CONTINUED)

The increase in commercial and other government contracts billed is primarily related to receivables due under a JPF DCS program, secured by a letter of credit from our customer.

Additionally, $3.7 million of unbilled receivables and accrued profit for the K-MAX® program were included in Other assets on the Company's Consolidated Balance Sheet as of December 31, 2016, as the amounts due were expected to be collected more than one year after the balance sheet date. At December 31, 2017, all receivables for the K-MAX® program were included in accounts receivable, net, as the amounts due are expected to be collected within one year of the balance sheet date.

Accounts receivable, net includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	At December 31,
	2017	2016
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$900	$900
Total	$900	$900

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

The following table provides the carrying value and fair value of financial instruments that are not carried at fair value at December 31, 2017 and 2016:

	2017		2016
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt:
Level 1	$—	$—	$113,203	$170,935
Level 2	405,602	428,432	303,855	279,582
Total	$405,602	$428,432	$417,058	$450,517

The above fair values were computed based on quoted market prices (Level 1 and 2) and discounted future cash flows (Level 2 observable inputs), as applicable. Differences from carrying values are attributable to interest rate changes subsequent to when the transactions occurred. The fair values of cash and cash equivalents, accounts receivable, net, and accounts payable - trade approximate their carrying amounts due to the short-term maturities of these instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2017, 2016 and 2015

4. FAIR VALUE MEASUREMENTS (CONTINUED)

Recurring Fair Value Measurements

The Company holds derivative instruments for foreign exchange contracts and interest rate swaps that are measured at fair value using observable market inputs such as forward rates and our counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy and have been included in Other current assets and Other assets on the Consolidated Balance Sheet at December 31, 2017 and 2016. Based on the continued ability to trade and enter into forward contracts and interest rate swaps, the Company considers the markets for the fair value instruments to be active.

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of December 31, 2017, such credit risks have not had an adverse impact on the fair value of these instruments.

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

Cash Flow Hedges

Interest Rate Swaps

The Company’s Term Loan Facility (“Term Loan”) contains floating rate obligations and is subject to interest rate fluctuations. During 2015, the Company entered into interest rate swap agreements for the purposes of hedging the eight quarterly variable-rate Term Loan interest payments due in 2016 and 2017. Additionally, the Company entered into interest rate swap agreements to effectively convert $83.8 million of our variable rate revolving credit facility debt to a fixed interest rate. These interest rate swap agreements were designated as cash flow hedges and intended to manage interest rate risk associated with our variable-rate borrowings and minimize the impact on our earnings and cash flows of interest rate fluctuations attributable to changes in LIBOR rates. These agreements were not material to the Company's Consolidated Balance Sheets for the years ended December 31, 2017 and 2016. As of December 31, 2017, these interest rate swap agreements had all matured and were no longer outstanding.

The activity related to these contracts was not material to the Company's Consolidated Financial Statements for the year ended December 31, 2017. The Company reclassified $0.9 million of expense from other comprehensive income for the year ended 2016, respectively. No amounts related to cash flow hedges are expected to be reclassified from other comprehensive income over the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2017, 2016 and 2015

5. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Derivatives Not Designated as Hedges

Forward Exchange Contracts

From time to time, the Company will enter into foreign exchange contracts that are not designated as hedging instruments. These contracts are entered into in order to minimize the impact of foreign currency fluctuations on the Company's earnings and cash flows. The Company reports expense related to these contracts in Other (income) expense, net on the Consolidated Statements of Operations.

During the fourth quarter of 2015, the Company entered into forward exchange contracts to minimize the impact of foreign currency fluctuations on the Company's earnings and cash flows. These contracts were entered into as a result of forecasted foreign currency transactions associated with a portion of the purchase price of GRW in the amount of €135.0 million. For the year ended December 31, 2015, the Company reported expense of $2.2 million in Other (income) expense, net related to the change in the value of these contracts from the date the Company entered into them to their settlement date. At the settlement date, the Company took delivery of the Euros and further decreases in the exchange rate resulted in expense of $0.8 million, reported in Other (income) expense, net for the period of time between the settlement of the contracts and the closing of the acquisition.

In addition to the forward exchange contract mentioned above, the Company held forward exchange contracts to mitigate the risk associated with foreign currencies that were not designated as hedging instruments as of December 31, 2017 and 2016. The balances associated with the contracts and the gains or losses reported in Other (income) expense, net were not material for the years ended December 31, 2017, 2016 or 2015.

6. INVENTORIES

Inventories consist of the following:

	At December 31,
	2017	2016
In thousands
Merchandise for resale	$151,520	$158,618
Raw materials	18,871	20,592
Contracts in process:
U.S. Government, net of progress payments of $10,810 and $28,824 in 2017 and 2016, respectively	75,448	85,779
Commercial and other government contracts	55,510	81,420
Other work in process (including certain general stock materials)	40,445	22,096
Finished goods	25,643	25,309
Total	$367,437	$393,814

General and administrative costs charged to inventory by Aerospace segment operations during 2017 and 2016 were $14.7 million and $13.0 million, respectively. The estimated amounts of general and administrative costs remaining in contracts in process at December 31, 2017 and 2016, were $10.6 million and $11.0 million, respectively. These estimates are based on the ratio of such costs to total costs of production.

The Company had inventory of $5.2 million and $6.4 million as of December 31, 2017 and 2016, respectively, on consignment at customer locations, the majority of which is held by Distribution segment customers.

Inventories include amounts associated with matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled $4.4 million and $3.6 million at December 31, 2017 and 2016, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2017, 2016 and 2015

6. INVENTORIES (CONTINUED)

At December 31, 2017 and 2016, $25.5 million and $32.0 million, respectively, of K-MAX® inventory, including inventory associated with the new build aircraft, was included in contracts and other work in process inventory and finished goods on the Company's Consolidated Balance Sheets. Management believes that approximately $15.7 million of the K-MAX® inventory will be sold after December 31, 2018, based upon the anticipation of additional aircraft manufacturing and supporting the fleet for the foreseeable future.

At December 31, 2017 and 2016, $6.2 million and $7.2 million, respectively, of SH-2G(I), formerly SH-2G(A), inventory was included on the Company's balance sheet in contracts and other work in process inventory. Management believes that approximately $3.3 million of the SH-2G(I) inventory will be sold after December 31, 2018. This balance represents spares requirements and inventory to be used in SH-2G programs.

At December 31, 2017, backlog for the A-10 program with Boeing was $1.2 million, representing 3 shipsets, and total program inventory was $8.7 million, of which $7.0 million is associated with nonrecurring costs and $0.5 million represents materials to be utilized on future shipset orders. Through December 31, 2017, the Company has delivered 170 shipsets over the life of the program. In 2017, the U.S Air Force ("USAF") confirmed that the A-10 fleet would continue indefinitely due to its unique close-air support functions, with support from both Congress and the White House. The government budget released in May 2017 outlined the plan to maintain the fleet and the defense bill signed in December 2017 authorized wing replacements. Although Congress must authorize the spending requirement, lawmakers have pushed for approval as the grounding of these aircraft would result in a significant capability gap for U.S. service members. The Company has not received any orders for additional shipsets in 2017; however, the customer has not given any indication that this program will be terminated. Final production and deliveries of existing orders under this contract are anticipated to be completed during 2018. Tooling and nonrecurring costs on this program are being amortized over 242 shipsets, the number of shipsets under the program of record. These nonrecurring costs may not be recoverable in the event of an extended break in production or program termination.

7. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net is summarized as follows:

	At December 31,
	2017	2016
In thousands
Land	$15,163	$14,921
Buildings	104,763	97,265
Leasehold improvements	20,746	20,068
Machinery, office furniture and equipment	269,417	249,068
Construction in process	27,974	21,565
Total	438,063	402,887
Less accumulated depreciation	(252,611)	(226,366)
Property, plant and equipment, net	$185,452	$176,521

Depreciation expense was $27.7 million, $27.5 million and $24.1 million for 2017, 2016 and 2015, respectively.

The Company is currently implementing new enterprise resource planning ("ERP") systems at both its Aerospace segment and its Distribution segment. For the years ended December 31, 2017, 2016 and 2015, expenses incurred totaled approximately $1.2 million, $2.0 million and $1.2 million, respectively, and capital expenditures totaled $3.6 million, $4.1 million, and $6.4 million, respectively. Total to date ERP system capital expenditures as of December 31, 2017, were $48.2 million. Depreciation expense for the ERP systems for the years ended December 31, 2017, 2016 and 2015, totaled $3.3 million, $3.9 million and $3.8 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2017, 2016 and 2015

7. PROPERTY, PLANT AND EQUIPMENT, NET (CONTINUED)

Capital Leases

For the year ended December 31, 2017, $7.2 million of assets purchased under the Company's master leasing agreement with PNC Equipment Finance ("PNC") and accounted for as capital leases was included in machinery, office furniture and equipment and construction in process, with accumulated depreciation of $0.8 million. For the year ended December 31, 2016, $3.6 million of assets purchased under the Company's master leasing agreement with PNC and accounted for as capital leases was included in machinery, office furniture and equipment with accumulated depreciation of $0.4 million. Depreciation expense associated with the capital leases was $0.4 million, $0.3 million and $0.1 million for 2017, 2016 and 2015, respectively. See Note 15, Commitments and Contingencies, for a discussion on the master leasing agreement.

8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company:

	2017			2016
	Distribution	Aerospace	Total	Distribution	Aerospace	Total
In thousands
Gross balance at beginning of period	$149,204	$204,942	$354,146	$149,204	$219,758	$368,962
Accumulated impairment	—	(16,252)	(16,252)	—	(16,252)	(16,252)
Net balance at beginning of period	149,204	188,690	337,894	149,204	203,506	352,710
Additions	—	—	—	—	2,138	2,138
Impairments	—	—	—	—	—	—
Foreign currency translation	—	13,823	13,823	—	(7,342)	(7,342)
Purchase price adjustment (1)	—	—	—	—	(9,612)	(9,612)
Net balance at end of period	$149,204	$202,513	$351,717	$149,204	$188,690	$337,894

Accumulated impairment at end of period	$—	$(16,252)	$(16,252)	$—	$(16,252)	$(16,252)

(1) During the purchase price measurement period, the Company made adjustments to the purchase price allocation related to the GRW acquisition. These adjustments were for the finalization of certain tax matters and the reduction of the accrual related to the environmental remediation at the Rimpar, Germany facility.

2017 Analysis

In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), the Company evaluates goodwill for possible impairment on at least an annual basis. Upon completion of the 2017 qualitative assessment of events and circumstances affecting recorded goodwill as described in Note 1, Summary of Significant Accounting Policies, the Company concluded that the Aerosystems and Distribution reporting units should receive a Step 1 analysis, while qualitative assessments should be performed for the Specialty Bearings and Engineered Products and KPP - Orlando reporting units.

The qualitative assessment performed for Specialty Bearings and Engineered Products and KPP - Orlando took into consideration the following factors: general economic conditions, industry specific performance, changes in carrying values of the reporting unit, the assessment of assumptions used in the previous fair value calculation and changes in transaction multiples. The results of these analyses indicated that these reporting units did not need to proceed to the two-step impairment test.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2017, 2016 and 2015

8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)

Goodwill - continued

2017 Analysis - continued

A Step 1 analysis was performed for the Distribution and Aerosystems reporting units. The results of the Step 1 analyses indicated that the Company did not need to proceed to Step 2, as the percentage by which the fair value exceeds the carrying value was greater than 68% and 25% for the Distribution and Aerosystems reporting units, respectively. The increase in fair value for these reporting units, as compared to 2016, was partially driven by a benefit to future cash flows as a result of the enactment of Tax Reform during the fourth quarter of 2017. The Company performed a sensitivity analysis relative to the discount rate and growth rate selected and determined a decrease of one percentage point in the terminal growth rate or an increase of one percentage point in the discount rate would not result in a fair value calculation less than the carrying value for both reporting units.

2016 Analysis

The Company performed a reevaluation of its reporting units for the purposes of its annual goodwill assessment. As previously disclosed in our 2015 Form 10-K, RWG, EXTEX and GRW were reorganized under the single management team of Kaman Specialty Bearings and Engineered Products. The Company tested the new reporting unit for impairment immediately after its creation by comparing the sum of the fair values of the entities moved into the new reporting unit to the carrying value of the new reporting unit, noting the fair value exceeded the carrying value. Prior to the reorganization, these reporting units were stand-alone reporting units. The fair value of RWG was assessed as part of our 2015 annual test for goodwill impairment, prepared during the fourth quarter of 2015. EXTEX and GRW were acquired during the fourth quarter of 2015 and as such were not included in the 2015 annual test for goodwill impairment. There were no significant changes to the conditions of the entities in the new reporting unit that would have impacted the results of the analysis as of January 1, 2016. Since this was the first year the Company assessed goodwill at this reporting unit level, the two-step impairment test was performed.

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

For the remaining reporting units the Company performed a Step 1 analysis. The results of the Step 1 analyses indicated that the Company did not need to proceed to Step 2, as the percentage by which the fair value exceeds the carrying value was greater than 25% for all reporting units other than Aerosystems, whose fair value exceeded carrying value by 4%. The Company performed a sensitivity analysis relative to the discount rate and growth rate selected and determined a decrease of one percentage point in the terminal growth rate or an increase of one percentage point in the discount rate would not result in a fair value calculation less than the carrying value for the Kaman Specialty Bearings and Engineered Products and Kaman Distribution reporting units. An increase of one percentage point in the discount rate would result in a fair value approximately 5% less than the carrying value for the Kaman Aerosystems reporting unit. A decrease of one percentage point in the terminal growth rate would not result in a fair value calculation less than the carrying value for the Kaman Aerosystems reporting unit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2017, 2016 and 2015

8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)

Other Intangible Assets

Other intangible assets consisted of:

		At December 31,		At December 31,
		2017		2016
	Amortization Period	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
In thousands
Customer lists / relationships	6-26 years	$159,592	$(65,036)	$154,745	$(51,800)
Developed technologies	10-20 years	20,148	(2,790)	19,049	(1,394)
Trademarks / trade names	3-15 years	8,995	(3,905)	8,344	(3,250)
Non-compete agreements and other	1-9 years	8,345	(8,319)	8,096	(7,444)
Patents	17 years	523	(435)	523	(425)
Total		$197,603	$(80,485)	$190,757	$(64,313)

The decrease in the other intangible assets, net balance at December 31, 2017, as compared to December 31, 2016, was primarily due to amortization. Intangible asset amortization expense was $14.6 million, $15.6 million and $11.8 million in 2017, 2016 and 2015, respectively.

2017 Analysis

In accordance with ASC 360 - Property, Plant, and Equipment ("ASC 360"), the Company is required to evaluate long-lived assets for possible impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. As a result of operating losses, the Company identified a triggering event during the fourth quarter of 2017. The Company evaluated certain long-lived assets associated with the U.K. and Engineering Services facilities, for which the primary assets within the asset groups were intangible assets. The total amount of intangible assets at the U.K. and Engineering Services businesses at December 31, 2017 was $11.3 million and $1.2 million, respectively. The Company compared the carrying amount of these long-lived assets to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. The carrying value did not exceed the fair value, indicating there was no impairment of long-lived assets held by the U.K. and Engineering Services businesses.

2016 Analysis

During the fourth quarter of 2016, the Company evaluated certain long-lived assets associate with the U.K. Composites facility. The Company compared the carrying amount of these long-lived assets to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. The carrying value did not exceed the fair value, indicating there was no impairment of long-lived assets held by the U.K. Composites business.

Estimated amortization expense for the next five years associated with intangible assets existing as of December 31, 2017, is as follows:

In thousands
2018	$13,866
2019	$12,456
2020	$11,957
2021	$11,435
2022	$11,042

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2017, 2016 and 2015

8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)

Other Intangible Assets - continued

In order to determine the useful life of acquired intangible assets, the Company considers numerous factors, most importantly the industry considerations associated with the acquired entities. The Company determines the amortization period for acquired intangible assets, such as customer relationships based primarily on an analysis of their historical customer sales attrition information and the period over which the assets are expected to deliver meaningful cash flow generation in support of the fair value of the asset.

9. ENVIRONMENTAL COSTS

The following table displays the activity and balances associated with accruals related to environmental costs included in other accruals and payables and other long-term liabilities:

	2017	2016
In thousands
Balance at January 1	$6,635	$11,609
Additions to accrual	442	314
Payments	(1,062)	(1,543)
Other(1)	—	(3,779)
Changes in foreign currency exchange rates	42	34
Balance at December 31	$6,057	$6,635
(1) In 2015, the Company recorded approximately $4.2 million related to environmental remediation at the newly acquired Rimpar, Germany facility. During 2016, the Company reduced this liability to approximately $0.5 million based on the results of the Phase II assessment. See Note 15, Commitments and Contingencies for further detail on this matter.

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

The following represents estimated future payments for the undiscounted environmental remediation liability related to the Bloomfield campus as of December 31, 2017:

In thousands
2018	$403
2019	451
2020	171
2021	513
2022	151
Thereafter	4,524
Total	$6,213

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2017, 2016 and 2015

9. ENVIRONMENTAL COSTS (CONTINUED)

Other

During 2014, the Company sold its former manufacturing facility in Moosup, Connecticut to TD Development, LLC. In connection with the sale, the Company agreed to contribute $4.0 million in cash to an escrow account over a four-year period to fund TD's environmental remediation work performed on the site. The Company funded $1.6 million to the escrow account between 2014 and 2015. TD stopped work on the site in 2016 and is in default of its obligations under the sale agreements. The accrual related to this matter remained at $2.4 million as of December 31, 2017, unchanged from the prior year.

The Company's environmental accrual also includes estimated environmental remediation costs that the Company expects to incur at the former Music segment’s New Hartford, CT facility and the Aerospace segment’s facility in Rimpar, Germany. The Company continues to assess the work that may be required at each of these facilities, which may result in a change to this accrual. For further discussion of these matters, see Note 15, Commitments and Contingencies.

10. DEBT

Long-Term Debt

The Company has long-term debt as follows:

	At December 31,
	2017	2016
In thousands
Revolving credit agreement	$140,074	$212,605
Term loan	84,375	91,250
Convertible notes	181,153	113,203
Total	405,602	417,058
Less current portion	7,500	120,078
Total excluding current portion	$398,102	$296,980

At December 31, 2017 and 2016, the Company's Consolidated Balance Sheets were net of debt issuance costs of $6.5 million and $0.9 million, respectively.

The weighted average interest rate on long-term borrowings outstanding as of December 31, 2017 and 2016, was 3.02% and 2.48%, respectively.

For the years ended December 31, 2017 and 2016, $5.0 million and $2.6 million, respectively, of liabilities associated with our capital leases are included in other long-term liabilities. See Note 15, Commitments and Contingencies, for a discussion of the master leasing agreement.

The aggregate annual maturities of long-term debt for each of the next five years are approximately as follows:

In thousands
2018	$7,500
2019	$9,375
2020	$207,574
2021	$—
2022	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2017, 2016 and 2015

10. DEBT (CONTINUED)

Convertible Notes

Overview

During the fiscal quarter ended June 30, 2017, the Company issued $200.0 million aggregate principal amount of convertible senior unsecured notes due May 2024 (the "2024 Notes") pursuant to an indenture (the "Indenture"), dated May 12, 2017, between the Company and U.S. Bank National Association, as trustee. In connection therewith, the Company entered into certain capped call transactions that cover, collectively, the number of shares of the Company's common stock underlying the 2024 Notes. In a separate transaction, the Company repurchased $103.5 million aggregate principal amount of its existing convertible senior unsecured notes due November 15, 2017 (the "2017 Notes"). In connection with the repurchase and conversion transactions of the 2017 Notes, the Company settled the associated outstanding bond hedge transactions and a portion of the associated warrant transactions it entered into in 2010 in connection with their issuance.

The remaining portion of the 2017 Notes were convertible at the option of the noteholders until the close of business on the second Scheduled Trading Day (as defined in the 2017 Notes indenture) immediately preceding the maturity date. On November 10, 2017 and November 13, 2017, the Company received conversion notices from bondholders, totaling the remaining $11.5 million principal amount outstanding under the 2017 Notes. The Company also settled the remaining portion of the bond hedge.

The existing warrant transactions associated with the 2017 Notes remained outstanding, with scheduled expiration dates between February 13, 2018 and June 21, 2018, unless earlier settled, which will result in a reduction in additional paid-in-capital. The Company anticipates settling the outstanding warrants with approximately 90,000 shares of the Company's common stock. See below for further discussion on the issuance of the 2024 Notes, the repurchase of the 2017 Notes and the related transactions.

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

Use of proceeds from the issuance of the 2024 Notes was as follows:

In thousands
Proceeds:
Gross proceeds	$200,000
Commission fees and other expenses(1)	(7,348)
Net proceeds	$192,652
Use of Proceeds:
Cost to repurchase $103.5 million aggregate principal amount of 2017 Notes(2)	$(106,744)
Cost for capped call transaction related to 2024 Notes	(20,500)
Payment made to reduce revolving credit facility(3)	(65,408)
Total use of proceeds	$(192,652)
(1) Debt issuance fees paid to the counterparties and other expenses (i.e. legal and accounting fees) related to the issuance of the 2024 Notes were capitalized.
(2) The total aggregate cost to repurchase 90% of the 2017 Notes was $165.3 million, of which $58.6 million was repaid using the proceeds received from the unwind of the bond hedge transactions. Included in this balance is $1.7 million of related accrued interest payments.
(3) Additional payments to the revolving credit facility were made from proceeds received as part of the bond hedge settlement related to the repurchase of the 2017 Notes. See the 2017 Notes section below for further discussion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2017, 2016 and 2015

10. DEBT (CONTINUED)

Convertible Notes - continued

2024 Notes - continued

The following table illustrates the conversion rate at the date of issuance of the 2024 Notes:

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
(3) Prior to November 1, 2023, the notes are convertible only in the following circumstances: (1) during any fiscal quarter commencing after July 1, 2017, and only during any such fiscal quarter, if the last reported sale price of the Company's common stock was greater than or equal to 130% of the applicable conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter, (2) during the five consecutive business day period following any ten consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of 2024 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day or (3) upon the occurrence of specified corporate events. On or after November 1, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. If the Company undergoes a fundamental change (as defined in the Indenture), holders of the notes may require the Company to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount to be repurchased, plus any accrued and unpaid interest. As of December 31, 2017, none of the conditions permitting the holders of the 2024 Notes to convert had been met. Therefore, the 2024 Notes are classified as long-term debt.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2017, 2016 and 2015

10. DEBT (CONTINUED)

Convertible Notes - continued

2024 Notes - continued

ASC 470-20 "Debt with Conversion and Other Options" (“ASC 470-20”) clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. ASC 470-20 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflects the issuer's non-convertible debt borrowing rate which interest costs are to be recognized in subsequent periods. The note payable principal balance for the 2024 Notes at the date of issuance of $200.0 million was bifurcated into the debt component of $179.5 million and the equity component of $20.5 million. The difference between the note payable principal balance and the fair value of the debt component representing the debt discount is being accreted to interest expense over the term of the 2024 Notes. The fair value of the debt component was recognized using a 5.0% discount rate, representing the Company's borrowing rate at the date of issuance for a similar debt instrument without a conversion feature with an expected life of seven years.

The Company incurred $7.4 million of debt issuance costs in connection with the sale of the 2024 Notes, which was allocated between the debt and equity components of the instrument. Of the total amount, $0.7 million was recorded as an offset to additional paid-in capital. The balance, $6.7 million, was recorded as a contra-debt balance and is being amortized over the term of the 2024 Notes. Total amortization expense for the year ended December 31, 2017 was $0.5 million.

The carrying amount of the equity component and the principal amount of the liability component, the unamortized discount and the net carrying value of the liability are as follows:

	2024 Notes
	December 31, 2017	December 31, 2016
In thousands
Principal amount of liability	$200,000	$—
Unamortized discount	18,847	—
Carrying value of liability	$181,153	$—

Equity component	$20,459	$—

Because the embedded conversion option is indexed to the Company’s own stock and would be classified in shareholders’ equity, it does not meet the criterion under ASC 815 that would require separate accounting as a derivative instrument.

As of December 31, 2017, the "if converted value" did not exceed the principal amount of the 2024 Notes since the closing sales price of the Company's common stock was less than the conversion price of the 2024 Notes.

Interest expense associated with the 2024 Notes consisted of the following:

	For the year ended December 31,
	2017	2016	2015
In thousands
Contractual coupon rate of interest	$4,207	$—	$—
Accretion of convertible notes discount	1,612	—	—
Interest expense - convertible notes	$5,819	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2017, 2016 and 2015

10. DEBT (CONTINUED)

Convertible Notes - continued

2017 Notes

	2017 Notes
	December 31, 2017	December 31, 2016
In thousands
Principal amount of liability	$—	$115,000
Unamortized discount	—	1,797
Carrying value of liability	$—	$113,203

In November 2010, the Company issued convertible senior unsecured notes due on November 15, 2017, in the aggregate principal amount of $115.0 million in a private placement offering. These notes bore 3.25% interest per annum on the principal amount, payable semiannually in arrears on May 15 and November 15 of each year, beginning in 2011. In May 2017, the Company used a portion of the net proceeds from the issuance of the 2024 Notes, along with cash received from the counterparties in connection with the termination of the existing convertible note hedge transactions referred to below, to repurchase $103.5 million principal amount of the 2017 Notes from a limited number of holders in an arm's length transaction. This repurchase represented approximately 90% of the aggregate principal amount of 2017 Notes. The repurchases were accounted for as an extinguishment of the outstanding instrument. Of the total aggregate cost of $165.3 million, $60.0 million was allocated to the equity component of the 2017 Notes and was recorded as a reduction to additional paid-in capital. The remainder of the cost was attributed to the outstanding principal repurchased and accrued interest.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2017, 2016 and 2015

10. DEBT (CONTINUED)

Convertible Notes - continued

2017 Notes - continued

The remaining portion of the 2017 Notes were convertible at the option of the bondholders until the close of business on the second Scheduled Trading Day (as defined in the 2017 Notes indenture) immediately preceding the maturity date. On November 10, 2017 and November 13, 2017, the Company received conversion notices from bondholders, totaling the remaining $11.5 million principal amount outstanding under the 2017 Notes. The Company settled the principal amount of $11.5 million in cash, with the excess settled in shares, delivering 136,347 shares of the Company's common stock with an approximate value of $7.5 million, and any fractional shares settled in cash. Additionally, the Company received 136,369 shares to settle the remaining 10% of the convertible note hedge transactions associated with the 2017 Notes. The cash proceeds received were recorded as an increase of additional paid-in-capital which were offset by the delivery of shares.

The existing warrant transactions associated with the 2017 Notes remained outstanding, with scheduled expiration dates between February 13, 2018 and June 21, 2018, unless earlier settled, which will result in a reduction in additional paid-in-capital.

Interest expense associated with the 2017 Notes consisted of the following:

	For the year ended December 31,
	2017	2016	2015
In thousands
Contractual coupon rate of interest	$3,270	$3,738	$3,738
Accretion of convertible notes discount	1,797	2,144	2,035
Interest expense - convertible notes	$5,067	$5,882	$5,773

Revolving Credit and Term Loan Agreements

The Company has a $700.0 million Credit Agreement (the "Credit Agreement"), as amended, with JPMorgan Chase Bank N.A., as Administrative Agent, Bank of America, N.A. and Citizens Bank, N.A. as Co-Syndication Agents and SunTrust Bank, KeyBank N.A., TD Bank, N.A., BB&T and Fifth Third Bank, as Co-Documentation Agents. The Credit Agreement matures on May 6, 2020 and has revolving commitments of $600.0 million and a Term Loan commitment of $100.0 million. Capitalized terms used but not defined within this Note 10, Debt, have the meanings ascribed thereto in the Credit Agreement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2017, 2016 and 2015

10. DEBT (CONTINUED)

Revolving Credit and Term Loan Agreements - continued

The following table shows the amounts available for borrowing under the Company's revolving credit facility:

	At December 31,
	2017	2016
In thousands
Total facility	$600,000	$600,000
Amounts outstanding, excluding letters of credit	140,074	212,605
Amounts available for borrowing, excluding letters of credit	459,926	387,395
Letters of credit under the credit facility	6,455	5,655
Amounts available for borrowing	$453,471	$381,740

Amounts available for borrowing subject to EBITDA, as defined by the Credit Agreement	$246,031	$209,467

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

The interest rate for the outstanding amounts on both the revolving credit facility and term loan commitment are as follows:

	At December 31,
	2017	2016
Interest rate	2.84%	2.19%

The financial covenants associated with the Credit Agreement include a requirement that (i) the Consolidated Senior Secured Leverage Ratio cannot be greater than 3.50 to 1.00, with an election to increase the maximum to 3.75 to 1.00 for four consecutive quarters, in connection with a Permitted Acquisition with consideration in excess of $125.0 million; (ii) the Consolidated Total Leverage Ratio, as defined in the Credit Agreement, cannot be greater than 4.00 to 1.00, with an election to increase the maximum to 4.25 to 1.00 for four consecutive quarters, in connection with a Permitted Acquisition with consideration in excess of $125.0 million; (iii) the Consolidated Interest Coverage Ratio cannot be less than 4.00 to 1.00; and (iv) Liquidity: (a) as of the last day of the fiscal quarter of the Company ending two full fiscal quarters prior to the stated maturity of the 2017 Convertible Notes, cannot be less than an amount equal to 50% of the outstanding principal amount of the 2017 Convertible Notes, and (b) as of the last day of each fiscal quarter of the Company ending thereafter, cannot be less than an amount equal to the outstanding principal amount of the 2017 Convertible Notes as of such day. The Company was in compliance with those financial covenants as of and for the quarter ended December 31, 2017, and management does not anticipate noncompliance in the foreseeable future.

Debt Issuance Costs

In 2015, the Company incurred an additional $2.3 million in debt issuance costs in connection with the Credit Agreement. These costs have been capitalized and will be amortized over the term of the agreement. Total amortization expense for the years ended December 31, 2017, 2016 and 2015 was $1.0 million each period.

Interest Payments

Cash payments for interest were $17.9 million, $14.3 million and $11.4 million in 2017, 2016 and 2015, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2017, 2016 and 2015

11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) are shown below:

	2017	2016
In thousands
Foreign currency translation:
Beginning balance	$(34,896)	$(22,625)
Net gain (loss) on foreign currency translation	27,840	(12,271)
Ending balance	$(7,056)	$(34,896)

Pension and other post-retirement benefits (a):
Beginning balance	$(121,448)	$(117,455)
Reclassification to net income
Amortization of net loss, net of tax expense of $5,304 and $4,849, respectively	8,785	8,027
Change in net gain (loss), net of tax expense (benefit) of $2,357 and ($7,261), respectively	3,903	(12,020)
Other comprehensive gain (loss), net of tax benefit	12,688	(3,993)
Ending balance	$(108,760)	$(121,448)

Derivative instruments (b):
Beginning balance	$(49)	$(58)
Net gain (loss) on derivative instruments, net of tax expense (benefit) of $73 and ($354), respectively	121	(587)
Reclassification to net income, net of tax (benefit) expense of ($42) and $360, respectively	(70)	596
Other comprehensive income, net of tax	51	9
Ending balance	$2	$(49)

Total accumulated other comprehensive income (loss)	$(115,814)	$(156,393)
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 13, Pension Plans for additional information)
(b) See Note 5, Derivative Financial Instruments, for additional information regarding the Company's derivative instruments.

12. INCOME TAXES

The components of income tax expense (benefit) are as follows:

	For the year ended December 31,
	2017	2016	2015
In thousands
Current:
Federal	$16,979	$20,405	$25,170
State	1,301	2,312	349
Foreign	2,362	738	931
	20,642	23,455	26,450
Deferred:
Federal	23,498	10,133	5,474
State	251	(1,023)	(2,682)
Foreign	161	(1,715)	(1,691)
	23,910	7,395	1,101
Total	$44,552	$30,850	$27,551

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2017, 2016 and 2015

12. INCOME TAXES (CONTINUED)

During the fourth quarter of 2017, Tax Reform was enacted by the federal government. The SEC issued Staff Accounting Bulletin 118 ("SAB 118") in December 2017, which provides guidance on accounting for the tax effects of Tax Reform. SAB 118 provides a measurement period in which to finalize the accounting under Accounting Standards Codification 740, Income Taxes ("ASC 740") as it relates to Tax Reform. This measurement period should not extend beyond one year from the Tax Reform enactment date. In accordance with SAB 118, the Company is required to reflect the income tax effects of those aspects of the legislation for which the accounting under ASC 740 is complete. To the extent that the Company's accounting for certain of the income tax effects is incomplete, but the Company is capable of reasonably estimating the effects, the Company must record a provisional amount in the Company's Consolidated Financial Statements based on this estimate. To the extent the Company could not reasonably estimate the provisional impacts of Tax Reform, the Company is required to apply ASC 740 on the basis of tax law in place immediately prior to the enactment. In accordance with SAB 118, the revaluation of U.S. net deferred tax assets, the U.S. income tax attributable to Tax Reform's deemed repatriation provision (currently estimated to be zero) and the tax consequences relating to states with current conformity to the Internal Revenue Code are provisional amounts due to the enactment date and the complexities of Tax Reform. The new tax legislation provides for significant changes in corporate taxation, including a reduction in the applicable corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of this rate reduction, the Company's U.S. net deferred tax assets were required to be revalued as of December 31, 2017. This resulted in a one-time charge to tax expense of $9.7 million in the fourth quarter of 2017. Other Tax Reform provisions that will impact the Company include the elimination of the deduction for manufacturing activities, changes to the deductibility of executive compensation and various international tax law changes.

One of the international tax law changes provided for with Tax Reform relates to the taxation of a corporation's global intangible low-taxed income ("GILTI") for tax years beginning after December 31, 2017. Due to the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of Tax Reform and the application of ASC 740. Under U.S. GAAP, the Company is allowed to make an accounting policy change for either (1) treated taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred ("period cost method"), or (2) factoring such amounts into the Company's measurement of its deferred taxes ("deferred method"). The Company's selection of an accounting policy will depend, in part, on analyzing the Company's global income to determine whether the Company expects to have future U.S. inclusions in taxable income related to GILTI and, if so, the expected impact. Whether the Company expects to have future U.S. inclusions in taxable income related to GILTI depends not only on the Company's current structure and estimated future results of global operations, but also on the intent and ability to modify the Company's structure and/or business. As a result, the Company was not able to determine a reasonable estimate of the effect of this provision as of December 31, 2017. The Company has not made a policy decision regarding whether to record deferred taxes on GILTI and, therefore, the Company has not made any adjustments related to the potential GILTI tax on the Company's Consolidated Financial Statements.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:

	At December 31,
	2017	2016
In thousands
Deferred tax assets:
Deferred employee benefits	$46,539	$82,836
Inventories	5,528	9,694
Tax loss and credit carryforwards	20,813	19,216
Accrued liabilities and other items	7,031	12,433
Total deferred tax assets	79,911	124,179
Deferred tax liabilities:
Property, plant and equipment	(10,756)	(15,653)
Intangibles	(40,258)	(48,785)
Other items	(4,020)	(3,100)
Total deferred tax liabilities	(55,034)	(67,538)
Net deferred tax assets before valuation allowance	24,877	56,641
Valuation allowance	(5,298)	(4,143)
Net deferred tax assets after valuation allowance	$19,579	$52,498

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2017, 2016 and 2015

12. INCOME TAXES (CONTINUED)

The $1.2 million change in the valuation allowance from December 31, 2016 to December 31, 2017, primarily relates to additional losses incurred by the Kaman UK entities and the cumulative tax effect of the reduction in the federal rate from 35% to 21% as a result of Tax Reform. Valuation allowances reduced the deferred tax asset attributable to these state and foreign loss and credit carryforwards to an amount that, based upon all available information, is more likely than not to be realized. Reversal of the valuation allowance is contingent upon the recognition of future taxable income in the respective jurisdictions or changes in circumstances which cause the realization of the benefits of carryforwards to become more likely than not.

A portion of the net deferred tax assets, $1.6 million, is related to a capital loss recorded on the disposition of the Company's Distribution segment’s Mexico operations. The realization of these benefits is dependent in part on future taxable capital gains.

Pre-tax income from foreign operations amounted to $0.7 million in 2017, while pre-tax losses from foreign operations amounted to $5.0 million and $4.3 million in 2016 and 2015, respectively. U.S. income taxes have not been provided on $23.2 million of undistributed earnings of foreign subsidiaries since it is the Company’s intention to permanently reinvest such earnings or to distribute them only when it is tax efficient to do so. It is impracticable to estimate the total tax liability, if any, that would be created by the future distribution of these earnings. The Company is evaluating the impact of Tax Reform on its existing accounting position related to undistributed earnings. Due to the inherent complexities in determining any incremental U.S. Federal and State taxes and the non-U.S. taxes that may be due if the earnings were remitted to the U.S. and in accordance with SAB 118, this evaluation has not been completed and no provisional amount has been recorded in regards to this amount.

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

	For the year ended December 31,
	2017	2016	2015
In thousands
Federal tax at 35% statutory rate	$33,032	$31,396	$30,796
State income taxes, net of federal benefit	917	999	(1,517)
Tax effect of:
Section 199 Manufacturing deduction	(1,616)	(2,153)	(2,275)
Impact of tax rate changes, including Tax Reform	10,032	613	(224)
Other, net	2,187	(5)	771
Income tax expense	$44,552	$30,850	$27,551

During the fourth quarter of 2016, the Company elected to early adopt ASU 2016-09, "Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting". The objective of this standard update is to simplify several aspects of the accounting for share-based payment transactions, including, but not limited to, income tax consequences. The standard update was effective for fiscal years, and interim periods within those years, beginning after December 31, 2016. Pursuant to this standard the Company recorded tax benefits of $0.8 million and 0.5 million in 2017 and 2016, respectively.

The Company records a benefit for uncertain tax positions in the financial statements only when it determines it is more likely than not that such a position will be sustained upon examination by taxing authorities. Unrecognized tax benefits represent the difference between the position taken and the benefit reflected in the financial statements. On December 31, 2017, 2016 and 2015, the total liability for unrecognized tax benefits was $3.4 million, $2.8 million and $3.0 million, respectively (including interest and penalties of $0.4 million in 2017, $0.2 million in 2016 and $0.5 million in 2015).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2017, 2016 and 2015

12. INCOME TAXES (CONTINUED)

The change in the liability for 2017, 2016 and 2015 is explained as follows:

	2017	2016	2015
In thousands
Balance at January 1	$2,832	$2,996	$2,441
Additions based on current year tax positions	381	211	117
Changes for tax positions of prior years	152	(96)	(160)
Settlements	58	(155)	19
Additions due to acquired business	—	—	954
Reductions due to lapses in statutes of limitation	—	(124)	(375)
Balance at December 31	$3,423	$2,832	$2,996

Included in unrecognized tax benefits at December 31, 2017, were items approximating $3.0 million that, if recognized, would favorably affect the Company’s effective tax rate in future periods. The Company files tax returns in numerous U.S. and foreign jurisdictions, with returns subject to examination for varying periods, but generally back to and including 2013. During 2017, 2016 and 2015, $0.1 million or less of interest and penalties was recognized each year as a component of income tax expense. It is the Company’s policy to record interest and penalties on unrecognized tax benefits as income taxes.

Cash payments for income taxes, net of refunds, were $16.6 million, $24.8 million and $35.7 million in 2017, 2016 and 2015, respectively.

13. PENSION PLANS

The Company has a non-contributory qualified defined benefit pension plan (the “Qualified Pension Plan”). On February 23, 2010, the Company’s Board of Directors approved an amendment to the Qualified Pension Plan that, among other things, closed the Qualified Pension Plan to all new hires on or after March 1, 2010, and stipulated that years of service would continue to be added for purposes of the benefit calculations only through December 31, 2015, with no further accrual of benefits for service thereafter. Given that effective December 31, 2015, the qualified pension plan was frozen with respect to future benefit accruals, under U.S. Government Cost Accounting Standard (“CAS”) 413 the Company must determine the USG’s share of any pension curtailment adjustment calculated in accordance with CAS. During the fourth quarter of 2016, the Company accrued a $0.3 million liability representing our estimate of the amount due to the USG based on our pension curtailment adjustment calculation, which was submitted to the USG for review in December 2016. The Company has maintained its accrual at $0.3 million as of December 31, 2017. There can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on the Company's results of operations, financial position and cash flows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2017, 2016 and 2015

13. PENSION PLANS (CONTINUED)

Obligations and Funded Status

The changes in the actuarial present value of the projected benefit obligation and fair value of plan assets are as follows:

	For the year ended December 31,
	Qualified Pension Plan		SERP
	2017	2016	2017	2016
In thousands
Projected benefit obligation at beginning of year	$728,601	$712,842	$10,059	$10,184
Service cost	4,794	4,596	—	—
Interest cost	24,358	24,488	241	254
Actuarial liability loss (a)	47,433	20,588	652	155
Benefit payments	(34,870)	(33,913)	(3,056)	(534)
Projected benefit obligation at end of year	$770,316	$728,601	$7,896	$10,059
Fair value of plan assets at beginning of year	$572,174	$553,858	$—	$—
Actual return on plan assets	96,088	42,229	—	—
Employer contributions	10,000	10,000	3,056	534
Benefit payments	(34,870)	(33,913)	(3,056)	(534)
Fair value of plan assets at end of year	$643,392	$572,174	$—	$—
Funded status at end of year	$(126,924)	$(156,427)	$(7,896)	$(10,059)
Accumulated benefit obligation	$770,316	$728,601	$7,896	$10,059
(a) The actuarial liability loss amount for the qualified pension plan for 2017 and 2016 is principally due to the effect of changes in the discount rate.

The Company has recorded liabilities related to our qualified pension plan and SERP as follows:

	At December 31,
	Qualified Pension Plan		SERP
	2017	2016	2017	2016
In thousands
Current liabilities (a)	$—	$—	$(942)	$(3,061)
Noncurrent liabilities	(126,924)	(156,427)	(6,954)	(6,998)
Total	$(126,924)	$(156,427)	$(7,896)	$(10,059)
(a) The current liabilities are included in other accruals and payables on the Consolidated Balance Sheets.

The following table presents amounts included in accumulated other comprehensive income on the Consolidated Balance Sheets that will be recognized as components of pension cost in future periods.

	At December 31,
	Qualified Pension Plan		SERP
	2017	2016	2017	2016
In thousands
Unrecognized loss	$173,214	$193,764	$1,410	$1,209
Amount included in accumulated other comprehensive income	$173,214	$193,764	$1,410	$1,209

The amount of unrecognized loss for the qualified pension plan and the SERP, respectively, that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year is estimated to be $11.1 million and $0.3 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2017, 2016 and 2015

13. PENSION PLANS (CONTINUED)

Obligations and Funded Status - continued

The pension plan net periodic benefit costs on the Consolidated Statements of Operations and other amounts recognized in other comprehensive income (loss) on the Consolidated Statements of Comprehensive Income and Consolidated Statements of Shareholders’ Equity were computed using the projected unit credit actuarial cost method and included the following components:

	For the year ended December 31,
	Qualified Pension Plan			SERP
	2017	2016	2015	2017	2016	2015
In thousands
Service cost for benefits earned during the year	$4,794	$4,596	$14,131	$—	$—	$206
Interest cost on projected benefit obligation	24,358	24,488	27,514	241	254	318
Expected return on plan assets	(42,049)	(40,767)	(44,130)	—	—	—
Amortization of prior service cost	—	—	57	—	—	—
Recognized net loss	13,943	12,694	9,920	146	182	218
Additional amount recognized due to curtailment/settlement	—	—	—	305	—	—
Net pension benefit cost	$1,046	$1,011	$7,492	$692	$436	$742
Change in net gain or (loss)	(6,607)	19,126	29,923	347	155	(155)
Amortization of prior service cost	—	—	(57)	—	—	—
Amortization of net loss	(13,943)	(12,694)	(9,920)	(146)	(182)	(218)
Total recognized in other comprehensive income (loss)	$(20,550)	$6,432	$19,946	$201	$(27)	$(373)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(19,504)	$7,443	$27,438	$893	$409	$369

The following tables show the amount of the contributions made to the Qualified Pension Plan and SERP during each period and the amount of contributions the Company expects to make during 2018:

	Qualified Pension Plan		SERP
	2017	2016	2017	2016
In thousands
Contributions	$10,000	$10,000	$3,056	$534

	Qualified Pension Plan (a)	SERP
In thousands
Expected contributions during 2018	$10,000	$942
(a) The Company contributed $10.0 million to the qualified pension plan in January 2018. Currently, the Company does not intend to make any further contributions to the qualified pension plan in 2018; however, given Tax Reform the Company is evaluating its options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2017, 2016 and 2015

13. PENSION PLANS (CONTINUED)

Obligations and Funded Status - continued

Expected future benefit payments, which reflect expected future service, are as follows:

	Qualified Pension Plan	SERP
In thousands
2018	$34,878	$942
2019	$37,000	$517
2020	$38,692	$503
2021	$39,960	$2,464
2022	$41,689	$469
2023-2027	$223,256	$2,018

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

Since 2014, the Company has been using the Citigroup Above Median Double-A Curve, as it is deemed to be the most appropriate basis for generating the Company's discount rate assumption, as the future cash flows of the plan are most closely aligned to the Above Median Double-A Curve. The discount rates used in determining benefit obligations of the pension plans are as follows:

	At December 31,
	Qualified Pension Plan		SERP
	2017	2016	2017	2016
Discount rate	3.50%	3.98%	3.15%	3.43%

The actuarial assumptions used in determining the net periodic benefit cost of the pension plans are as follows:

	For the year ended December 31,
	Qualified Pension Plan		SERP
	2017	2016	2017	2016
Discount rate	3.98%	4.17%	3.43%	3.47%
Expected return on plan assets	7.50%	7.50%	N/A	N/A
Average rate of increase in compensation levels	N/A	N/A	N/A	N/A

Other

In 2016, the Company began utilizing a "spot rate approach" in the calculation of pension interest and service cost. The spot rate approach applies separate discount rates for each projected benefit payment in the calculation of pension interest and service cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2017, 2016 and 2015

13. PENSION PLANS (CONTINUED)

Qualified Pension Plan Assets

The expected return on plan assets rate was determined based upon historical returns adjusted for estimated future market fluctuations. For 2017 and 2016, the expected rate of return on plan assets was 7.5%. During 2017, the actual return on pension plan assets, net of expenses, was 17.0%.

Plan assets are invested in a diversified portfolio consisting of equity and fixed income securities. The investment goals for pension plan assets are to improve and/or maintain the Plan’s funded status by generating long-term asset returns that exceed the rate of growth of the Plan’s liabilities. The Plan invests assets in a manner that seeks to (a) maximize return within reasonable and prudent levels of risk of loss of funded status; and (b) maintain sufficient liquidity to meet benefit payment obligations and other periodic cash flow requirements on a timely basis. The return generation/liability matching asset allocation ratio is currently 56.8%/43.2%. As the plan’s funded status changes, the pension plan’s Administrative Committee (the management committee that is responsible for plan administration) will act through an immediate or gradual process, as appropriate, to reallocate assets.

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

Common Trust Funds – Common trust funds are comprised of shares or units in commingled funds that are not publicly traded. The values of the commingled funds are not publicly quoted and must trade through a broker. For equity and fixed-income commingled funds traded through a broker, the fund administrator values the fund using the net asset value (“NAV”) per fund share, derived from the value of the underlying assets. The underlying assets in these funds (equity securities, fixed income securities and commodity-related securities) are publicly traded on exchanges and price quotes for the assets held by these funds are readily available. Holdings of common trust funds are not subject to leveling.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2017, 2016 and 2015

13. PENSION PLANS (CONTINUED)

Qualified Pension Plan Assets - continued

The fair values of the Company’s qualified pension plan assets at December 31, 2017 and 2016, are as follows:

	Total Carrying Value at December 31, 2017	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Not subject to leveling
In thousands
Short-term investments:
Cash and cash equivalents	$35,046	$35,046	$—	$—	$—
Futures contracts - assets	116	—	116	—	—
Futures contracts - liabilities	(1,384)	—	(1,384)	—	—
Fixed income securities	96,318	—	96,318	—	—
Mutual funds	126,955	126,955	—	—	—
Common trust funds(1)	314,420	—	—	—	314,420
Corporate stock	70,879	70,879	—	—	—
Subtotal	$642,350	$232,880	$95,050	$—	$314,420
Accrued income/expense	1,042	120	873	—	49
Total	$643,392	$233,000	$95,923	$—	$314,469

	Total Carrying Value at December 31, 2016	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Not subject to leveling
In thousands
Short term investments:
Cash and cash equivalents	$21,537	$21,537	$—	$—	$—
Futures contracts - liabilities	(1,346)	—	(1,346)	—	—
Fixed income securities	127,857	—	127,857	—	—
Mutual funds	131,897	131,897	—	—	—
Common trust funds(1)	216,354	—	—	—	216,354
Corporate stock	74,348	74,348	—	—	—
Subtotal	$570,647	$227,782	$126,511	$—	$216,354
Accrued income/expense	1,527	133	1,394	—	—
Total	$572,174	$227,915	$127,905	$—	$216,354
(1) In accordance with ASU 2015-07, Fair Value Measurement (Topic 820), certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented for the total pension plan assets.

Derivatives are primarily used to manage risk and gain asset class exposure while still maintaining liquidity. Derivative instruments mainly consist of equity futures and interest rate futures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2017, 2016 and 2015

13. PENSION PLANS (CONTINUED)

Other Plans

The Company also maintains a Defined Contribution Plan that has been adopted by most of its U.S. subsidiaries. Employees of the adopting employers who meet the eligibility requirements of the plan may participate. Employer matching contributions are made to the plan based on a percentage of each participant’s pre-tax contribution. For each dollar that a participant contributes, up to 5% of compensation, participating subsidiaries make employer contributions of one dollar. Employer contributions to the plan totaled $12.6 million, $11.9 million and $11.9 million in 2017, 2016 and 2015, respectively.

One of the Company's foreign subsidiaries maintains a defined benefit plan of its own for its local employees. The net pension liability associated with this plan as of December 31, 2017 and 2016, of $0.1 million is included in Other current liabilities on the Company's Consolidated Balance Sheets.

14. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following:

	At December 31,
	2017	2016
In thousands
Supplemental employees' retirement plan ("SERP")	$6,954	$6,998
Deferred compensation	15,862	15,238
Long-term incentive plan	9,475	8,346
Noncurrent income taxes payable	3,363	2,903
Environmental remediation liability	2,602	3,763
Capital leases	4,985	2,588
Other	3,657	5,080
Total	$46,898	$44,916

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

Disclosures regarding the assumptions used in the determination of the SERP liabilities are included in Note 13, Pension Plans. Discussions of our environmental remediation liabilities are in Note 9, Environmental Costs, and Note 15, Commitments and Contingencies.

15. COMMITMENTS AND CONTINGENCIES

Asset Retirement Obligations

The Company has unrecorded Asset Retirement Obligation’s (“AROs”) that are conditional upon certain events. These AROs generally include the removal and disposition of non-friable asbestos. The Company has not recorded a liability for these conditional AROs at December 31, 2017, because the Company does not currently believe there is a reasonable basis for estimating a date or range of dates for major renovation or demolition of these facilities. In reaching this conclusion, the Company considered the historical performance of each facility and has taken into account factors such as planned maintenance, asset replacements and upgrades, which, if conducted as in the past, can extend the physical lives of the facilities indefinitely. The Company also considered the possibility of changes in technology and risk of obsolescence in arriving at its conclusion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2017, 2016 and 2015

15. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Asset Retirement Obligations - continued

The Company currently leases various properties under leases that give the lessor the right to make the determination as to whether the lessee must return the premises to their original condition, except for normal wear and tear. The Company does not normally make substantial modifications to leased property, and many of the Company's leases either require lessor approval of planned improvements or transfer ownership of such improvements to the lessor at the termination of the lease. Historically the Company has not incurred significant costs to return leased premises to their original condition.

Operating Leases

Rent commitments under various leases for office space, warehouses, land and buildings expire at varying dates from January 2018 to December 2026. The terms of most of these leases are in the range of 3 to 5 years. Some of the Company’s leases have rent escalations, rent holidays or contingent rent that are recognized on a straight-line basis over the entire lease term. Material leasehold improvements and other landlord incentives are amortized over the shorter of their economic lives or the lease term, including renewal periods, if reasonably assured. Certain annual rentals are subject to renegotiation, with certain leases renewable for varying periods.

Lease periods for machinery and equipment range from 1 to 5 years.

Substantially all real estate taxes, insurance and maintenance expenses associated with leased facilities are obligations of the Company. It is expected that in the normal course of business leases that expire will be renewed or replaced by leases on other similar property.

The following minimum future rental payments are required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2017:

In thousands
2018	$25,773
2019	21,193
2020	16,273
2021	11,557
2022	7,691
Thereafter	15,300
Total	$97,787

Lease expense for all operating leases, including leases with terms of less than one year, amounted to $28.0 million, $27.3 million and $26.4 million for 2017, 2016 and 2015, respectively.

Capital Leases

During 2014, the Company entered into a master leasing agreement with PNC for financing the purchases of equipment, with total capacity of $5.0 million. In May 2017, the Company amended the master leasing agreement with PNC to increase the total capacity to $10.0 million. Such leases are classified as capital for accounting purposes and are recorded at the present value of the future minimum lease payments at the inception of the lease. Amounts due under capital leases are recorded as liabilities, and assets acquired under capital leases are recorded as equipment. Amortization of assets recorded under capital leases is included in depreciation and amortization expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2017, 2016 and 2015

15. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Capital Leases - continued

The following minimum payments are required under capital leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2017:

In thousands
2018	$1,155
2019	1,457
2020	1,249
2021	1,113
2022	863
Thereafter	307
Total	$6,144

Interest expense related to capital leases was immaterial in 2017 and 2016. There was no interest expense associated with capital leases in 2015. See Note 7, Property, Plant and Equipment, Net, for additional information regarding our capital leases.

Other Matters

Pension Freeze

Effective December 31, 2015, the Company's qualified pension plan was frozen with respect to future benefit accruals. Under CAS 413 the Company must determine the USG’s share of any pension curtailment adjustment calculated in accordance with CAS. Such adjustments can result in an amount due to the USG for pension plans that are in a surplus position or an amount due to the contractor for plans that are in a deficit position. During the fourth quarter of 2016, the Company accrued a $0.3 million liability representing our estimate of the amount due to the USG based on the Company's pension curtailment adjustment calculation, which was submitted to the USG for review in December 2016. The Company has maintained its accrual at $0.3 million as of December 31, 2017. There can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on the Company's results of operations, financial position and cash flows.

Aerospace Claim Matter

On June 29, 2016, the Company received notification from a customer of their intent to file a claim for recovery of costs and expenses related to rework on certain aerostructures components previously delivered by the Company to the customer. The notification did not indicate the extent of the rework undertaken by the customer, the cost or expenses incurred by the customer or the time frame in which the customer anticipated filing its formal claim. On October 17, 2017, the Company received a letter from the customer seeking to recover $12.4 million associated with the rework of these components and related costs incurred by the customer. The Company does not believe the claim has merit and will continue to defend against the claim. The Company estimates the cost to rework the aerostructure components delivered to the customer over the time period in question is approximately $0.2 million. Based on this analysis, the Company has accrued $0.2 million, the estimated cost to rework the aerostructure components, as of December 31, 2017; however, there can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on the Company's results of operations, financial position and cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2017, 2016 and 2015

15. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

The Company's estimate of its portion of the cost to assess the environmental conditions and remediate this site is $2.3 million, all of which has been accrued. The total amount paid to date in connection with these environmental remediation activities is $1.6 million. At December 31, 2017, the Company had $0.7 million accrued for these environmental remediation activities. A portion ($0.1 million) of the accrual related to this property is included in other current liabilities and the balance is included in other long-term liabilities. The remaining balance of the accrual reflects the total anticipated cost of completing these environmental remediation activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

Bloomfield

In connection with the Company’s 2008 purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation had leased from NAVAIR, the Company assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and is currently remediating the property under the guidance of the Connecticut Department of Environmental Protection ("CTDEP"). The assumed environmental liability of $10.3 million was determined by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. The total amount paid to date in connection with these environmental remediation activities is $12.9 million. At December 31, 2017, the Company had $2.6 million accrued for these environmental remediation activities. A portion ($0.6 million) of the accrual related to this property is included in other current liabilities, and the balance is included in other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

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
For the Years Ended December 31, 2017, 2016 and 2015

16. COMPUTATION OF EARNINGS PER SHARE

The computation of basic earnings per share is based on net earnings divided by the weighted average number of shares of common stock outstanding for each year. The computation of diluted earnings per share includes the common stock equivalency of dilutive options granted to employees under the Company's stock incentive plan and shares issuable on redemption of its Convertible Notes.

	For the Year Ended December 31,
	2017	2016	2015
In thousands, except per share amounts
Net earnings	$49,826	$58,854	$60,438

Basic:
Weighted average number of shares outstanding	27,611	27,107	27,177
Basic earnings per share	$1.80	$2.17	$2.22
Diluted:
Weighted average number of shares outstanding	27,611	27,107	27,177
Weighted average shares issuable on exercise of dilutive stock options	160	141	133
Weighted average shares issuable on exercise of convertible notes	466	773	558
Weighted average shares issuable on exercise of warrants related to 2017 Notes	181	51	—
Total	28,418	28,072	27,868

Diluted earnings per share	$1.75	$2.10	$2.17

Equity awards

Excluded from the diluted earnings per share calculation for the years ended December 31, 2017, 2016 and 2015, respectively, are 245,361, 472,328 and 487,071 shares associated with equity awards granted to employees that are anti-dilutive based on the average stock price.

2017 Convertible Notes

For the years ended December 31, 2017, 2016 and 2015, shares issuable under the 2017 Notes that were dilutive during the period were included in the calculation of earnings per share as the conversion price for the Convertible Notes was less than the average share price of the Company's stock.

2024 Convertible Notes

For the year ended December 31, 2017, shares issuable under the 2024 Notes were excluded from the calculation of earnings per share as the conversion price for the Convertible Notes was greater than the average share price of the Company's stock.

Warrants

For the years ended December 31, 2017 and 2016, shares issuable under the warrants sold in connection with the Company’s 2017 Convertible Note offering were included in the calculation of diluted earnings per share as the strike price of the warrants was less than the average share price of the Company’s stock. Excluded from the diluted earnings per share calculation for the year ended December 31, 2015, were 3,422,477 shares, associated with these warrants, as they were anti-dilutive. For further information on the Convertible Notes, see Note 10, Debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2017, 2016 and 2015

17. SHARE-BASED ARRANGEMENTS

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

Compensation expense for stock options, restricted stock awards and restricted stock units is recognized on a straight-line basis over the vesting period of the awards. Share-based compensation expense recorded for the years ended December 31, 2017, 2016 and 2015 was $6.0 million, $5.7 million and $6.4 million, respectively.

Stock Incentive Plan

On April 17, 2013, the shareholders of the Company approved the 2013 Management Incentive Plan (the "2013 Plan"), which replaced the 2003 Stock Incentive Plan. The 2013 Plan provides the Company with the ability to use equity-based awards of up to 2,250,000 authorized shares and is designed as a flexible share authorization plan, such that the Company's share authorization is based on the least costly type of award (stock options). Shares issued pursuant to “Full Value Awards” as defined in the 2013 Plan (awards other than stock options or stock appreciation rights which are settled by the issuance of shares, e.g., restricted stock, restricted stock units, performance shares, performance units if settled with stock, or other stock-based awards) count against the 2013 Plan's share authorization at a rate of 3 to 1, while shares issued upon exercise of stock options or stock appreciation rights count against the share authorization at a rate of 1 to 1. This means that every time an option is granted, the authorized pool of shares is reduced by one (1) share and every time a Full Value Award is granted, the authorized pool of shares is reduced by 3 shares. In deriving the valuation ratio used in the 2013 Plan, the Company used the Black Scholes Fair Value model as the basis for determining the approximate value of an option as compared to a "full value share." As of December 31, 2017, there were 525,310 shares available for grant under the plan.

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

From time-to-time, the Company has issued additional stock awards with market and performance based conditions. Currently, there are three awards with these conditions that have not been settled. The number of shares earned under an award granted in 2014 has been determined at a 139.9% achievement level, representing 1,506 shares to be delivered in 2019. The remaining shares for the awards granted in 2015 and 2016 are 2,165, assuming a 100% achievement level. The Company measures the cost of these awards based on their grant date fair value to the extent of the probable number of shares to be earned upon vesting. Amortization of this cost will be recorded on a straight-line basis over the requisite service period. Throughout the course of the requisite service period, the Company will monitor the level of achievement compared to the target and adjust the number of shares expected to be earned, and the related compensation expense recorded thereafter, to reflect the updated most probable outcome. Compensation expense for these awards for the years ended December 31, 2017 and 2016 was not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2017, 2016 and 2015

17. SHARE-BASED ARRANGEMENTS (CONTINUED)

Stock Incentive Plan - continued

Stock option activity is as follows:

	Options	Weighted average- exercise price
Options outstanding at December 31, 2016	958,679	$36.18
Granted	226,315	51.97
Exercised	(201,767)	32.44
Forfeited or expired	(57,842)	43.02
Options outstanding at December 31, 2017	925,385	$40.43

The following table presents information regarding options outstanding as of December 31, 2017:

Weighted-average remaining contractual term - options outstanding (years)	6.4
Aggregate intrinsic value - options outstanding (in thousands)	$17,034
Weighted-average exercise price - options outstanding	$40.43
Options exercisable	378,725
Weighted-average remaining contractual term - options exercisable (years)	4.4
Aggregate intrinsic value - options exercisable (in thousands)	$9,571
Weighted-average exercise price - options exercisable	$33.57

The intrinsic value represents the amount by which the market price of the stock on the measurement date exceeds the exercise price of the option. The intrinsic value of options exercised in 2017, 2016 and 2015 was $3.9 million, $3.9 million and $1.0 million, respectively. The Company currently has an open stock repurchase plan, which would enable the Company to repurchase shares as needed. Since 2008 the Company has generally issued shares related to option exercises and RSAs from its authorized but unissued common stock.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	2017	2016	2015
Expected option term (years)	5.0	5.2	5.1
Expected volatility	19.9%	26.0%	29.0%
Risk-free interest rate	1.9%	1.2%	1.6%
Expected dividend yield	1.6%	1.8%	1.6%
Per share fair value of options granted	$8.61	$8.63	$9.28

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2017, 2016 and 2015

17. SHARE-BASED ARRANGEMENTS (CONTINUED)

Stock Incentive Plan - continued

Restricted Stock Award and Restricted Stock Unit activity is as follows:

	Restricted Stock Awards	Weighted- average grant date fair value
Restricted Stock outstanding at December 31, 2016	167,674	$40.27
Granted	79,508	50.30
Vested	(78,571)	41.70
Forfeited or expired	(13,729)	42.46
Restricted Stock outstanding at December 31, 2017	154,882	$44.50

The grant date fair value for restricted stock is the average market price of the unrestricted shares on the date of grant. The total fair value of restricted stock awards vested during 2017, 2016 and 2015 was $5.7 million, $4.3 million and $3.8 million, respectively.

The Company records a tax benefit and associated deferred tax asset for compensation expense recognized on non-qualified stock options and restricted stock for which the Company is allowed a tax deduction. For 2017, 2016 and 2015, respectively, the Company recorded a tax benefit of $2.0 million, $2.0 million and $2.2 million for these two types of compensation expense.

The windfall tax benefit is the tax benefit realized on the exercise of non-qualified stock options and disqualifying dispositions of stock acquired by exercise of incentive stock options and Employee Stock Purchase Plan stock purchases in excess of the deferred tax asset originally recorded. During the fourth quarter of 2016, the Company early adopted ASU 2016-09, "Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting". Prior to the adoption of this standard update, windfall tax benefits were recorded in equity. With the adoption of this standard update, all of the tax effects related to share-based payments at settlement or expiration now flow through the income statement. Accordingly, there was no windfall tax benefit recorded in equity in 2017 and 2016. The total windfall tax benefit recorded in equity in 2015 was $0.3 million.

As of December 31, 2017, future compensation costs related to non-vested stock options and restricted stock grants is $6.9 million. The Company anticipates that this cost will be recognized over a weighted-average period of 3.0 years.

Employees Stock Purchase Plan

The Kaman Corporation Employees Stock Purchase Plan (“ESPP”) allows employees to purchase common stock of the Company, through payroll deductions, at 85% of the market value of shares at the time of purchase. The plan provides for the grant of rights to employees to purchase a maximum of 1,500,000 shares of common stock.

During 2017, 63,874 shares were issued to employees at prices ranging from $46.79 to $57.27. During 2016, 74,273 shares were issued to employees at prices ranging from $32.95 to $42.40. During 2015, 79,294 shares were issued to employees at prices ranging from $31.64 to $36.46. At December 31, 2017, there were 171,191 shares available for purchase under the plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2017, 2016 and 2015

18. SEGMENT AND GEOGRAPHIC INFORMATION

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

The Distribution segment is a leading power transmission, motion control, and fluid power industrial distributor with operations throughout the United States. The segment provides electro-mechanical products, bearings, power transmission, motion control and electrical and fluid power components, along with engineered integrated solutions to its customers' most challenging applications serving a broad spectrum of industrial markets, including both MRO and OEM customers.

The Aerospace segment produces and markets proprietary aircraft bearings and components; super precision, miniature ball bearings for the medical, industrial and aerospace markets; complex metallic and composite aerostructures for commercial, military and general aviation fixed and rotary wing aircraft; and safe and arming solutions for missile and bomb systems for the U.S. and allied militaries. The segment also markets the design and supply of aftermarket parts to businesses performing MRO in aerospace markets; performs helicopter subcontract work; restores, modifies and supports the Company's SH-2G Super Seasprite maritime helicopters; manufactures and supports the Company's K-MAX® manned and unmanned medium-to-heavy lift helicopters; and provides engineering design, analysis and certification services.

Summarized financial information by business segment is as follows:

	For the year ended December 31,
	2017	2016	2015
In thousands
Net sales:
Distribution	$1,080,965	$1,106,322	$1,177,539
Aerospace (a)	724,944	702,054	597,586
Net sales	$1,805,909	$1,808,376	$1,775,125
Operating income:
Distribution	$52,482	$41,859	$49,441
Aerospace	119,889	115,005	110,328
Net gain (loss) on sale of assets	256	(11)	328
Corporate expense	(58,452)	(50,930)	(55,578)
Operating income	114,175	105,923	104,519
Interest expense, net	20,581	15,747	13,144
Other (income) expense, net	(784)	472	3,386
Earnings before income taxes	94,378	89,704	87,989
Income tax expense	44,552	30,850	27,551
Net earnings	$49,826	$58,854	$60,438

(a) Net sales by the Aerospace segment under contracts with USG agencies (including sales to foreign governments through foreign military sales contracts with USG agencies) totaled $248.6 million, $244.4 million and $211.4 million in 2017, 2016 and 2015, respectively, and represent direct and indirect sales to the USG and related agencies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2017, 2016 and 2015

18. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

	At December 31,
In thousands	2017	2016	2015
Identifiable assets (a):
Distribution	$537,911	$540,900	$558,630
Aerospace	810,278	720,823	738,426
Corporate (b)	107,263	164,563	142,555
Total assets	$1,455,452	$1,426,286	$1,439,611
Capital expenditures:
Distribution	$9,621	$9,016	$10,685
Aerospace	17,208	17,935	13,378
Corporate	802	2,826	5,869
Total capital expenditures	$27,631	$29,777	$29,932
Depreciation and amortization (c):
Distribution	$15,083	$16,107	$16,368
Aerospace	23,717	23,584	16,275
Corporate	3,671	3,702	3,538
Total depreciation and amortization	$42,471	$43,393	$36,181
(a) Identifiable assets are year-end assets at their respective net carrying values segregated as to segment and corporate use.
(b) For the periods presented, the corporate identifiable assets are principally comprised of cash, short-term and long-term deferred income tax assets, cash surrender value of life insurance policies and fixed assets.
(c) Depreciation and amortization amounts exclude amortization of debt issuance costs.

The following table summarizes total sales of the Company, which are principally derived from the sale of products:

	For the year ended December 31,
	2017	2016	2015
in thousands
Bearings and Power Transmission (a)	$536,143	$548,736	$594,511
Automation, Control and Energy	326,117	337,428	354,771
Fluid Power	218,705	220,158	228,257
Military and Defense, other than fuzes	201,760	205,812	242,112
Missile and Bomb Fuzes	184,640	164,187	120,755
Commercial Aerospace and Other	338,544	332,055	234,719
Total sales (b)	$1,805,909	$1,808,376	$1,775,125
(a) Aerospace bearings are not included in this caption, as they are reported in either the "Military and Defense" or "Commercial Aerospace and Other" categories.
(b) Service revenue was not material for the years ended December 31, 2017, 2016 and 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2017, 2016 and 2015

18. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

Sales are attributed to geographic regions based on the location to which the product is shipped. Geographic distribution of sales recorded is as follows:

	For the year ended December 31,
	2017	2016	2015
In thousands
North America	$1,505,768	$1,514,595	$1,518,416
Europe	169,353	168,456	112,057
Middle East	81,343	61,409	65,740
Asia	35,521	46,805	33,020
Oceania	10,868	13,385	37,959
Other	3,056	3,726	7,933
Total	$1,805,909	$1,808,376	$1,775,125

Geographic distribution of long-lived assets is as follows:

	At December 31,
	2017	2016
In thousands
United States	$456,023	$465,906
Germany	169,782	151,336
United Kingdom	47,486	44,702
Czech Republic	5,448	4,766
Mexico	1,241	1,650
Total	$679,980	$668,360

For the purpose of this disclosure the Company excluded deferred tax assets of $27.6 million and $59.4 million as of December 31, 2017 and 2016, respectively.

19. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of these financial statements. No material subsequent events were identified that require disclosure.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2017, the Company's disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.

In making its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, management utilized the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control—Integrated Framework (2013). Management concluded that based on its assessment the Company’s internal control over financial reporting was effective as of December 31, 2017. The effectiveness of internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting during 2017.

During the fourth quarter ended December 31, 2017, management made no changes to internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than the list of executive officers of the Company set forth in Item 1, Executive Officers of the Registrant, all information under this caption may be found in the Company’s proxy statement to be delivered to stockholders in connection with the Annual Meeting of Shareholders, which is scheduled for April 18, 2018, (the “Proxy Statement”) in the following sections: “Class I Director Nominees for Election at the 2018 Annual Meeting,” “Information about Nominees and Continuing Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Nominees,” "Code of Business Conduct and Other Governance Documents Available on the Company's Website" and “Audit Committee.”  Those portions of the Proxy Statement are incorporated by reference into this Item 10.

ITEM 11.	EXECUTIVE COMPENSATION

Information about the compensation of Kaman’s named executive officers appears under the captions "Compensation Discussion and Analysis," "Summary Compensation Table," "Post-Termination Payments and Benefits" and "2017 Pay Ratio Disclosure" in the Proxy Statement. Information about the compensation of Kaman’s directors appears under "Non-Employee Director Compensation" in the Proxy Statement. Information required pursuant to Item 407(d) and (e) of Regulation S-K appears under the captions "Compensation Committee Interlocks and Insider Participation" and "Personnel & Compensation Committee Report." Those portions of the Proxy Statement are incorporated by reference into this Item 11.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership of certain beneficial owners and management appears under "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this Item 12.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2017, concerning Common Stock issuable under the Company’s equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2003 Stock Incentive Plan	266,990	$30.53	—
2013 Management Incentive Plan	658,395	44.45	525,310
Employees Stock Purchase Plan	—	—	171,191
Equity compensation plans not approved by security holders	—	—	—
Total	925,385	$40.43	696,501

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about certain relationships and related transactions appears under “Related Party Transactions” and “Board and Committee Independence Requirements” in the Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this Item 13.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding audit fees and all other fees, in addition to the Audit Committee’s pre-approval policies and procedures appears under “Principal Accounting Fees and Services” and "Audit Committee Preapproval Policy" in the Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this Item 14.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)(1)	FINANCIAL STATEMENTS.	Page Number in Form 10-K
	See Item 8 of this Form 10-K setting forth our Consolidated Financial Statements.	61

(a)(2)	FINANCIAL STATEMENT SCHEDULE.

KAMAN CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
(Dollars in Thousands)

		Additions
DESCRIPTION	Balance Beginning of Period	Charged to Costs and Expenses	Others (A)	Deductions (B)	Balance End of Period
2017
Allowance for doubtful accounts	$4,123	$1,164	$—	$1,153	$4,134
2016
Allowance for doubtful accounts	$2,989	$2,635	$19	$1,520	$4,123
2015
Allowance for doubtful accounts	$3,208	$1,694	$96	$2,009	$2,989

(A)	Additions to allowance for doubtful accounts attributable to acquisitions.

(B)	Recoveries and write-off of bad debts.

		Additions (Reductions)
DESCRIPTION	Balance Beginning of Period	Current Year Provision (Benefit)	Others	Balance End of Period
2017
Valuation allowance on deferred tax assets	$4,143	$830	$325	$5,298
2016
Valuation allowance on deferred tax assets	$11,122	$269	$(7,248)	$4,143
2015
Valuation allowance on deferred tax assets	$4,694	$281	$6,147	$11,122

(a)(3)	EXHIBITS.	Page Number in Form 10-K
	An index to the exhibits filed or incorporated by reference immediately precedes such exhibits.	118

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Bloomfield, State of Connecticut, on this 27th day of February 2018.

KAMAN CORPORATION (Registrant)

By:	/s/ Neal J. Keating
Neal J. Keating
Chairman, President,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title:	Date:

/s/ Neal J. Keating	Chairman, President,	February 27, 2018
Neal J. Keating	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Robert D. Starr	Executive Vice President	February 27, 2018
Robert D. Starr	and Chief Financial Officer
(Principal Financial Officer)

/s/ John J. Tedone	Vice President – Finance and	February 27, 2018
John J. Tedone	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Neal J. Keating		February 27, 2018
Neal J. Keating
Attorney-in-Fact for:

Brian E. Barents	Director
E. Reeves Callaway III	Director
Karen M. Garrison	Director
A. William Higgins	Director
Scott E. Kuechle	Director
George E. Minnich	Director
Jennifer M. Pollino	Director
Thomas W. Rabaut	Director
Richard J. Swift	Director

KAMAN CORPORATION
INDEX TO EXHIBITS

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 4, 2005, File No. 333-66179).	Previously Filed

Exhibit 3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated June 9, 2017, File No. 001-35419).	Previously Filed

Exhibit 4.1
Indenture, dated as of May 12, 2017, by and between Kaman Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 12, 2017, File No. 001-35419).
Previously Filed

Exhibit 10.1
Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Annex A to the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 1, 2013, File No. 001-35419).*
Previously Filed

Exhibit 10.2
First Amendment to the Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 23, 2015, File No. 001-35419).*
Previously Filed

Exhibit 10.3
Form of Nonqualified Stock Option Agreement under the Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 24, 2014, File No. 001-35419).*
Previously Filed

Exhibit 10.4
Form of Restricted Share Agreement under the Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 24, 2014, File No. 001-35419).*
Previously Filed

Exhibit 10.5
Form of Restricted Stock Unit Agreement under the Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 6, 2014, File No 001-35419).*
Previously Filed

Exhibit 10.6
Form of Long-Term Performance Award Agreement (Payable in Cash) under the Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated February 24, 2014, File No. 001-35419).*
Previously Filed

Exhibit 10.7
Form of Long-Term Performance Award Agreement (Payable in Cash) granted under the Kaman Corporation 2013 Management Incentive Plan, for awards granted on or after February 17, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended March 31, 2017, File No. 001-35419).*
Previously Filed

Exhibit 10.8
Form of Long-Term Performance Award Agreement (Payable in Shares) granted under the Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated February 24, 2014, File No. 001-35419).*
Previously Filed

Exhibit 10.9
Form of Award Agreement for Non-Employee Directors under the Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, File No. 001-35419).*
Previously Filed

Exhibit 10.10
Kaman Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10(a)(i) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2009, File No. 000-01093), as amended by amendments thereto filed with the SEC on April 7, 2010 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated April 7, 2010, File No. 000-01093) and November 1, 2010 (incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010, File No. 000-01093), and February 22, 2012 (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, dated February 22, 2012, File No. 000-01093).*
Previously Filed

Exhibit 10.11
Form of Incentive Stock Option Agreement under the Kaman Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10h(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-01093).*
Previously Filed

Exhibit 10.12
Form of Non-Statutory Stock Option Agreement under the Kaman Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10h(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-01093).*
Previously Filed

Exhibit 10.13
Form of Stock Appreciation Rights Agreement under the Kaman Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10h(iii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-01093).*
Previously Filed

Exhibit 10.14
Form of Restricted Stock Agreement under the Kaman Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10h(iv) to the Company's Form 10-Q for the fiscal quarter ended June 29, 2007, File No. 000-01093).*
Previously Filed

Exhibit 10.15
Form of Long Term Performance Award Agreement under the Kaman Corporation 2003 Stock Incentive Plan  (incorporated by reference to Exhibit 10h(v) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, File No. 001-35419).*
Previously Filed

Exhibit 10.16
Form of Restricted Stock Unit Agreement under the Kaman Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10h(vi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, File No. 000-10093).*
Previously Filed

Exhibit 10.17
Kaman Corporation Employees Stock Purchase Plan (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010, File No. 000-01093), as amended by the First Amendment thereto filed with the SEC on February 27, 2012 (incorporated by reference to Exhibit 10b to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, File No. 001-35419), the Second Amendment thereto filed with the SEC on February 25, 2013 (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, File No. 001-35419) and the Third Amendment thereto filed with the SEC on February 27, 2014 by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, File No. 001-35419).*
Previously Filed

Exhibit 10.18
Kaman Corporation Supplemental Employees' Retirement Plan (incorporated by reference to Exhibit 10c to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 333-66179), as amended by an amendment thereto filed with the SEC on March 5, 2004 (incorporated by reference to Exhibit 10c to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 333-66179), and an amendment thereto filed with the SEC on February 26, 2007 (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K, dated February 26, 2007, File No. 000-01093).*
Previously Filed

Exhibit 10.19
Post-2004 Supplemental Employees' Retirement Plan (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K, dated February 26, 2007, File No. 000-01093), as amended by the First Amendment thereto filed with the SEC on February 28, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated February 28, 2008, File No. 000-01093) and the Second Amendment thereto filed with the SEC on February 25, 2010 (incorporated by reference to Exhibit 10(c)(iii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, File No. 000-01093).*
Previously Filed

Exhibit 10.20
Kaman Corporation Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10d to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 333-66179), as amended by an amendment thereto filed with the SEC on March 5, 2004 (incorporated by reference to Exhibit 10d to the Company's Annual report on Form 10-K for the fiscal year ended December 31, 2003 File No. 333-66179), and an amendment thereto filed with the SEC on August 3, 2004 (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, File No. 333-66179).*
Previously Filed

Exhibit 10.21
Kaman Corporation Post-2004 Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated February 28, 2008, File No. 000-01093), as amended by the First Amendment thereto filed with the SEC on February 27, 2012 (incorporated by reference to Exhibit 10d(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, File No. 001-35419), the Second Amendment thereto (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, File No. 001-35419), the Third Amendment thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 21, 2014, File No. 001-35419) and the Fourth Amendment thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 13, 2016, File No. 001-35419). *
Previously Filed

Exhibit 10.22
Amended and Restated Executive Employment Agreement between Kaman Corporation and Neal J. Keating, originally dated as of August 7, 2007 and amended and restated as of November 11, 2008 (incorporated by reference to Exhibit 10g(xviii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-01093), as amended by Amendment No. 1 thereto dated January 1, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated February 23, 2010, File No. 000-01093), Amendment No. 2 thereto dated September 17, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated September 20, 2010, File No. 000-01093), and Amendment No. 3 thereto dated November 18, 2014 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated November 21, 2014, File No. 000-01093).*
Previously Filed

Exhibit 10.23
Executive Employment Agreement between Kaman Corporation and Robert D. Starr, dated as of November 18, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 21, 2014, File No. 001-35419).*
Previously Filed

Exhibit 10.24
Amended and Restated Executive Employment Agreement between Kaman Aerospace Group, Inc. and Gregory L. Steiner, originally dated as of July 7, 2008 and amended and restated as of November 11, 2008 (incorporated by reference to Exhibit 10g(xx) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2009, File No. 000-01093), as amended by Amendment No. 1 thereto, dated June 7, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 7, 2011, File No. 000-01093).*
Previously Filed

Exhibit 10.25
Transition and Retirement Agreement between Kaman Corporation and Gregory L. Steiner dated September 21, 2017 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated September 21, 2017, File No. 001-35419).
Previously Filed

Exhibit 10.26
Executive Employment Agreement between Kaman Industrial Technologies Corporation and Steven J. Smidler dated as of September 1, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 10, 2010, File No. 000-01093.)*
Previously Filed

Exhibit 10.27
Offer Letter between Kaman Corporation and Richard R. Barnhart effective as of September 24, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 21, 2017, File No. 001-35419).
Previously Filed

Exhibit 10.28
Form of Amended and Restated Change in Control Agreement by and between the Company and each of its executive officers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 22, 2016, File No. 001-35419).*
Previously Filed

Exhibit 10.29
Base Convertible Bond Hedging Transaction Confirmation dated November 15, 2010, by and between Kaman Corporation and The Royal Bank of Scotland plc, acting through RBS Securities Inc., as its agent (incorporated by reference to Exhibit 10.2(a) to the Company's Current Report on Form 8-K dated November 19, 2010, File No. 000-01093).
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
Previously Filed

Exhibit 10.35
Call Option Termination Agreement, dated May 8, 2017, between Goldman Sachs & Co. LLC and Kaman Corporation (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated May 12, 2017, File No. 001-35419).
Previously Filed

Exhibit 10.36
Call Option Termination Agreement, dated May 8, 2017, between Bank of America, N.A. and Kaman Corporation (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K dated May 12, 2017, File No. 001-35419).
Previously Filed

Exhibit 10.37
Call Option Termination Agreement, dated May 8, 2017, between The Royal Bank of Scotland plc and Kaman Corporation (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K dated May 12, 2017, File No. 001-35419).
Previously Filed

Exhibit 10.38
Warrant Termination Agreement, dated May 8, 2017, between Goldman Sachs & Co. LLC and Kaman Corporation (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K dated May 12, 2017, File No. 001-35419).
Previously Filed

Exhibit 10.39
Warrant Termination Agreement, dated May 8, 2017, between Bank of America, N.A. and Kaman Corporation (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K dated May 12, 2017, File No. 001-35419).
Previously Filed

Exhibit 10.40
Warrant Termination Agreement, dated May 8, 2017, between The Royal Bank of Scotland plc and Kaman Corporation (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K dated May 12, 2017, File No. 001-35419).
Previously Filed

Exhibit 10.41
Purchase Agreement, dated May 8, 2017, among Kaman Corporation and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several Initial Purchasers (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated May 12, 2017, File No. 001-35419).
Previously Filed

Exhibit 10.42
Letter Agreement, dated May 8, 2017, between Bank of America, N.A. and Kaman Corporation, regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated May 12, 2017, File No. 001-35419).
Previously Filed

Exhibit 10.43
Letter Agreement, dated May 8, 2017, between JPMorgan Chase Bank, National Association, London Branch and Kaman Corporation, regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated May 12, 2017, File No. 001-35419).
Previously Filed

Exhibit 10.44
Letter Agreement, dated May 8, 2017 between UBS AG, London Branch and Kaman Corporation, regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated May 12, 2017, File No. 001-35419).
Previously Filed

Exhibit 10.45
Letter Agreement, dated May 22, 2017, between Bank of America, N.A. and Kaman Corporation, regarding the Additional Capped Call Transaction (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 25, 2017, File No. 001-35419).
Previously Filed

Exhibit 10.46
Letter Agreement, dated May 22, 2017, between JPMorgan Chase Bank, National Association, London Branch and Kaman Corporation, regarding the Additional Capped Call Transaction (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated May 25, 2017, File No. 001-35419).
Previously Filed

Exhibit 10.47
Letter Agreement, dated May 22, 2017, between UBS AG, London Branch and Kaman Corporation, regarding the Additional Capped Call Transaction (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated May 25, 2017, File No. 001-35419).
Previously Filed

Exhibit 10.48
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

Previously Filed

Exhibit 10.50
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of May 6, 2015, by and among Kaman Corporation, RWG Germany GmbH, Kaman Composites - UK Holdings Limited and the other subsidiary borrowers from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and SunTrust Bank, KeyBank National Association, TD Bank, N.A., Branch Banking and Trust Company and Fifth Third Bank, as Co-Documentation agents (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 12, 2017, File No.001-35419).
Previously Filed

Exhibit 10.51
Amendment No. 2 to Amended and Restated Credit Agreement, dated as of May 6, 2015, by and among Kaman Corporation, RWG Germany GmbH, Kaman Composites - UK Holdings Limited, Kaman Lux Holding, S.à r.l and the other subsidiary borrowers from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citizens Bank, N.A., as Co-Syndication Agents, and SunTrust Bank, KeyBank National Association, TD Bank, N.A., Branch Banking and Trust Company and Fifth Third Bank, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 15, 2017, File No. 001-35419).

Previously Filed

Exhibit 10.52
Amendment No. 3 to Amended and Restated Credit Agreement, dated as of May 6, 2015, by and among Kaman Corporation, RWG Germany GmbH, Kaman Composites - UK Holdings Limited, Kaman Lux Holding, S.à r.l and the other subsidiary borrowers from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citizens Bank, N.A., as Co-Syndication Agents, and SunTrust Bank, KeyBank National Association, TD Bank, N.A., Branch Banking and Trust Company and Fifth Third Bank, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 16, 2018, File No. 001-35419).

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