Form 10-Q
period 2018-03-30
KAMAN Corp
filed 2018-05-07
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2018

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
Yes         ☐            No          ☒

At April 27, 2018, there were 27,915,465 shares of Common Stock outstanding.

PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts) (Unaudited)

	March 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$30,050	$36,904
Accounts receivable, net	290,564	313,451
Contract assets	108,114	—
Contract costs, current portion	3,271	—
Inventories	296,622	367,437
Income tax refunds receivable	—	2,889
Other current assets	33,035	27,188
Total current assets	761,656	747,869
Property, plant and equipment, net of accumulated depreciation of $259,827 and $252,611, respectively	186,668	185,452
Goodwill	355,106	351,717
Other intangible assets, net	114,851	117,118
Deferred income taxes	28,819	27,603
Contract costs, noncurrent portion	12,630	—
Other assets	26,031	25,693
Total assets	$1,485,761	$1,455,452
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$7,500	$7,500
Accounts payable – trade	139,159	127,591
Accrued salaries and wages	38,710	48,352
Contract liabilities, current portion	5,670	—
Advances on contracts	—	8,527
Income taxes payable	1,257	1,517
Other current liabilities	56,245	52,812
Total current liabilities	248,541	246,299
Long-term debt, excluding current portion, net of debt issuance costs	341,591	391,651
Deferred income taxes	8,213	8,024
Underfunded pension	112,140	126,924
Contract liabilities, noncurrent portion	81,708	—
Other long-term liabilities	51,239	46,898
Commitments and contingencies (Note 13)
Shareholders' equity:
Preferred stock, $1 par value, 200,000 shares authorized; none outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; voting; 29,308,962 and 29,141,467 shares issued, respectively	29,309	29,141
Additional paid-in capital	190,057	185,332
Retained earnings	586,778	587,877
Accumulated other comprehensive income (loss)	(107,583)	(115,814)
Less 1,415,048 and 1,325,975 shares of common stock, respectively, held in treasury, at cost	(56,232)	(50,880)
Total shareholders’ equity	642,329	635,656
Total liabilities and shareholders’ equity	$1,485,761	$1,455,452
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts) (Unaudited)

	For the Three Months Ended
	March 30, 2018	March 31, 2017
Net sales	$463,327	$435,941
Cost of sales	329,220	311,595
Gross profit	134,107	124,346
Selling, general and administrative expenses	111,753	110,877
Restructuring costs	1,693	—
Net gain on sale of assets	(63)	(20)
Operating income	20,724	13,489
Interest expense, net	5,352	4,160
Non-service pension and post retirement benefit cost (income)	(3,029)	(719)
Other expense (income), net	(342)	(159)
Earnings before income taxes	18,743	10,207
Income tax expense	4,677	3,916
Net earnings	$14,066	$6,291

Earnings per share:
Basic earnings per share	$0.51	$0.23
Diluted earnings per share	$0.50	$0.22
Average shares outstanding:
Basic	27,851	27,144
Diluted	28,168	28,897
Dividends declared per share	$0.20	$0.20

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Three Months Ended
	March 30, 2018	March 31, 2017
Net earnings	$14,066	$6,291
Other comprehensive income, net of tax:
Foreign currency translation adjustments	6,013	2,597
Unrealized gain on derivative instruments, net of tax expense of $1 and $110, respectively	1	184
Change in pension and post-retirement benefit plan liabilities, net of tax expense of $709 and $1,335, respectively	2,217	2,209
Other comprehensive income	8,231	4,990
Comprehensive income	$22,297	$11,281

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Three Months Ended
	March 30, 2018	March 31, 2017
Cash flows from operating activities:
Net earnings	$14,066	$6,291
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	10,661	10,756
Amortization of debt issuance costs	449	388
Accretion of convertible notes discount	637	553
Provision for doubtful accounts	295	263
Net gain on sale of assets	(63)	(20)
Net gain on derivative instruments	(391)	(67)
Stock compensation expense	1,455	1,381
Deferred income taxes	2,232	2,731
Changes in assets and liabilities, excluding effects of acquisitions/divestitures:
Accounts receivable	(6,014)	(26,266)
Contract assets	(25,130)	—
Contract costs	(4,990)	—
Inventories	(1,947)	4,157
Income tax refunds receivable	2,893	309
Other current assets	(5,615)	(804)
Accounts payable - trade	10,187	(4,655)
Contract liabilities	75,986	—
Advances on contracts	—	(1,952)
Other current liabilities	(8,209)	(2,428)
Income taxes payable	(1,817)	690
Pension liabilities	(11,938)	(10,534)
Other long-term liabilities	4,166	758
Net cash provided by (used in) operating activities	56,913	(18,449)
Cash flows from investing activities:
Proceeds from sale of assets	103	227
Expenditures for property, plant & equipment	(6,422)	(7,409)
Other, net	(293)	(1,072)
Net cash used in investing activities	(6,612)	(8,254)
Cash flows from financing activities:
Net (repayments) borrowings under revolving credit agreements	(50,708)	14,860
Debt repayment	(1,875)	(1,250)
Net change in bank overdraft	2,598	2,381
Proceeds from exercise of employee stock awards	2,687	1,653
Purchase of treasury shares	(4,600)	(2,689)
Dividends paid	(5,569)	(4,881)
Other	(271)	(120)
Net cash (used in) provided by financing activities	(57,738)	9,954
Net (decrease) increase in cash and cash equivalents	(7,437)	(16,749)
Effect of exchange rate changes on cash and cash equivalents	583	228
Cash and cash equivalents at beginning of period	36,904	41,205
Cash and cash equivalents at end of period	$30,050	$24,684

Supplemental disclosure of noncash activities:
Common shares issued for partial unwind of warrant transactions	$2,281	$—
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three-month fiscal periods ended March 30, 2018 and March 31, 2017
(Unaudited)

1. BASIS OF PRESENTATION

The December 31, 2017, Condensed Consolidated Balance Sheet amounts have been derived from the previously audited Consolidated Balance Sheet of Kaman Corporation and subsidiaries (collectively, the “Company”), but do not include all disclosures required by accounting principles generally accepted in the United States of America ("US GAAP"). In the opinion of management, the condensed consolidated financial information reflects all adjustments necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this report. Certain amounts in prior year financial statements and notes thereto have been reclassified to conform to current year presentation. The statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the interim periods presented are not necessarily indicative of trends or of results to be expected for the entire year.

The Company has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The first quarters for 2018 and 2017 ended on March 30, 2018, and March 31, 2017, respectively.

2. RECENT ACCOUNTING STANDARDS

Recent Accounting Standards Adopted

In May 2017, the FASB issued Accounting Standards Update ("ASU") 2017-09, "Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting". The objective of this standard update is to address the diversity in practice and reduce the cost and complexity of applying guidance for a change to the terms or conditions of a share-based payment award. This ASU provides guidance on when an entity should apply modification accounting for stock compensation. The standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption was permitted. The adoption of this standard update had no impact on the Company's consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715) - Improving the Net Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. The objective of this standard update is to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. This standard update requires employers to disaggregate the service cost component from the other components of net benefit cost. This ASU also provides guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization. The other components of net benefit cost, which are expected to more than offset the service cost component, are required to be presented in the income statement separately from the service cost component and outside of operating profit. The standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. This ASU was applied retrospectively for the presentation of the service cost component and the other components of net benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component and the other components of net benefit cost in assets. The standard update allows for a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The Company applied this practical expedient for prior period presentation. The Company currently estimates that the service cost component to be included in operating profit will be approximately $4.9 million and the other components of net benefit cost presented below operating income will be approximately $12.7 million of income in 2018. See Note 12, Pension Plans, for the service cost component and other components of net benefit in the current period and Note 3, Significant Accounting Policies Update, for the impact to prior period results.
In February 2017, the FASB issued ASU 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20)". The objective of this standard update is to clarify the scope of asset derecognition guidance and to provide new guidance for partial sales of nonfinancial assets. The standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption was permitted; however, an entity was required to apply the amendments in this ASU in the same period that it applies the amendments for ASU 2014-09. The adoption of this standard update did not have a material impact on the Company's consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 30, 2018 and March 31, 2017
(Unaudited)

2. RECENT ACCOUNTING STANDARDS (CONTINUED)

Recent Accounting Standards Adopted - continued

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230) - Restricted Cash". The objective of this standard update is to address the diversity in classification and presentation of changes in restricted cash on the statement of cash flows. Under this ASU, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption was permitted. The adoption of this standard update had no impact on the Company's consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory". Under this ASU, income tax consequences of an intra-entity transfer of an asset other than inventory is recognized when the transfer occurs. The standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption was permitted. The adoption of this standard update did not have a material impact on the Company's consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments". This standard update was issued to address diversity in practice in how certain cash receipts and cash payments are presented and classified. The provisions of ASU 2016-15 will be effective for interim and annual periods beginning after December 15, 2017. Early adoption was permitted. The adoption of this standard update did not have a material impact on the Company's consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities”. The objective of this standard update is to remove inconsistent practices with regards to the accounting for financial instruments between US GAAP and International Financial Reporting Standards (“IFRS”). The standard update intends to improve the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The provisions of this standard update are effective for interim and annual periods beginning after December 15, 2017. The adoption of this standard update had no impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASC 606"). The objective of this standard update is to remove inconsistent practices with regard to revenue recognition between US GAAP and IFRS. The standard intends to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The provisions of ASU No. 2014-09 are effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method. As a result, the Company applied ASC 606 only to contracts that were not completed as of January 1, 2018. The adoption of ASC 606 resulted in a net reduction to opening retained earnings of approximately $9.6 million, net of tax, on January 1, 2018.

Subsequent to the issuance of ASU 2014-09, the FASB issued the following updates: ASU 2015-14, "Revenue from Contracts with Customers (Topic 606) - "Deferral of the Effective Date"; ASU 2016-08, “Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”; ASU 2016-10, "Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing"; ASU 2016-12, "Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients"; and ASU 2016-20, "Technical Corrections and Improvements to Topic 606". The amendments in these updates affect the guidance contained within ASU 2014-09 and were similarly adopted on January 1, 2018. See Note 3, Significant Accounting Policies Update, for further information on the impacts of these standard updates.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 30, 2018 and March 31, 2017
(Unaudited)

2. RECENT ACCOUNTING STANDARDS (CONTINUED)

Recent Accounting Standards Yet to be Adopted

In February 2018, the FASB issued ASU 2018-02 "Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". The objective of this standard is to address the concern that tax effects of items within accumulated other comprehensive income do not appropriately reflect the tax rate because the Tax Cut and Jobs Act of 2017 ("Tax Reform") required the adjustment of deferred taxes be recorded to income. This ASU provides an entity the election to reclassify stranded tax effects resulting from Tax Reform to retained earnings from accumulated other comprehensive income. The standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the potential impact this standard update could have on its consolidated financial statements.
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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Under this ASU as amended, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting is largely unchanged under this ASU as amended. This standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company has developed a project plan that includes a three-phase approach to implementing this standard update. Phase one, the assessment phase, was completed in the third quarter of 2017. The Company began the second phase in the fourth quarter of 2017, which includes implementing new lease administration software, establishing policies and understanding the initial financial impact this standard update will have on the Company's consolidated financial statements. Phase three, which the Company anticipates beginning in the second half of 2018, will include integrating the standard update into financial reporting processes and systems and developing a more robust understanding of the financial impact of this standard update. The Company anticipates the ASU will have a material impact on its assets and liabilities due to the addition of right-of-use assets and lease liabilities to the balance sheet; however, it does not expect the ASU to have a material impact on the Company's cash flows or results of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 30, 2018 and March 31, 2017
(Unaudited)

3. SIGNIFICANT ACCOUNTING POLICIES UPDATE

The Company's significant accounting policies are detailed in "Note 1 - Summary of Significant Accounting Policies" of its Annual Report on Form 10-K for the year-ended December 31, 2017. Significant changes to our accounting policies as a result of adopting new accounting standards are discussed below:

Revenue Recognition

Under ASC 606, the amount of revenue recognized for any goods or services reflects the consideration that the Company expects to be entitled to receive in exchange for these goods or services. To achieve this core principle, the Company applies the following five step approach: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as a performance obligation is satisfied.

A contract is accounted for when there has been approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Performance obligations under a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract. In certain instances, the Company has concluded distinct goods or services should be accounted for as a single performance obligation that is a series of distinct goods or services that have the same pattern of transfer to the customer. To the extent a contract includes multiple promised goods or services, the Company must apply judgment to determine whether the customer can benefit from the goods or services either on their own or together with other resources that are readily available to the customer (the goods or services are distinct) and if the promise to transfer the goods or services to the customer is separately identifiable from other promises in the contract (the goods or services are distinct in the context of the contract). If these criteria are not met, the promised services are accounted for as a single performance obligation. The transaction price is determined based on the consideration that the Company will be entitled to in exchange for transferring goods or services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price, generally utilizing the expected value method. Determining the transaction price requires significant judgment. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis. Standalone selling price is determined by the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price by taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations. Performance obligations are satisfied either over time or at a point in time as discussed in further detail below. In addition, the Company's contracts with customers generally do not include significant financing components or non-cash consideration.

In certain instances, the Company has accounted for contracts using the portfolio approach, a practical expedient permissible under the standard. The determination of when the use of the portfolio approach is appropriate requires judgment from management based on consideration of all the facts and circumstances. The Company uses the portfolio approach when the effect of accounting for a group of contracts or a group of performance obligations would not differ materially from considering each contract or performance obligation separately. This determination requires the use of estimates and assumptions that reflect the size and composition of the portfolio. The Company primarily uses the portfolio approach within its over time revenue streams throughout the Distribution segment as well as for its commercial bearings and structures, and defense bearings and structures businesses. The Company's primary criteria considered when using the portfolio approach are the commonality of economic factors, which generally follow the product type based on consistent production costs and standard pricing for the products.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 30, 2018 and March 31, 2017
(Unaudited)

3. SIGNIFICANT ACCOUNTING POLICIES UPDATE (CONTINUED)

Revenue Recognition - continued

Distribution segment

The Distribution segment has historically recognized the majority of its revenue when the sales price was fixed, collectability was reasonably assured and the product's title and risk of loss had transferred to the customer. This method of revenue recognition remains substantially the same as revenue will be recognized at the point in time when title transfers to the customer, as this is when the performance obligations are generally controlled by the customer. A small percentage of revenue within the Distribution segment, specifically certain contracts for value-add services, engineering services and repairs, are accounted for over time under ASC 606. For the over time contracts within our Distribution segment, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. The Company generally uses the cost-to-cost measure of progress for its contracts because it best depicts the transfer of assets to the customer which occurs as cost is incurred under the contracts. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. The Company performs detailed quarterly reviews of the progress and execution of its performance obligations under certain larger contracts. As part of this process, management reviews information, primarily its estimated costs at completion and costs incurred to date by its vendors as a majority of production costs at the segment are incurred by third party vendors. These estimated costs are included in our calculation of the measures of progress towards completion.

Additionally, the Company includes freight costs charged to customers in net sales and the correlating expense as a cost of sales. Sales tax collected from customers is excluded from net sales in the Company's Condensed Consolidated Statements of Operations.

Aerospace segment

The majority of long-term contracts in the Aerospace segment were historically accounted for under the percentage-of-completion method using units-of-delivery as a measurement basis. Many of these contracts moved to an over time revenue model under ASC 606. For example, revenue for the Company's Joint Programmable Fuze ("JPF") program with the U.S. Government ("USG") moved from percentage-of-completion using units-of-delivery as the measurement basis to the over time revenue recognition model using input costs as the basis for recognizing progress to completion. Conversely, revenue for the K-MAX® program moved from cost-to-cost revenue recognition under percentage-of-completion accounting to the point-in-time method, with revenue on these aircraft being recognized upon delivery to the end customer. For certain programs, early-contract unit costs in excess of the average expected cost over the life of the contract and general and administrative costs were previously capitalized and amortized over the period of performance of the contract. With the adoption of this standard update, $32.5 million of previously capitalized deferred costs in excess of the contract average and previously contractually recoverable general and administrative costs were adjusted within the cumulative effect to retained earnings and will not be amortized into earnings after January 1, 2018.

To determine the appropriate revenue recognition model for the Aerospace segment's long-term contracts, the Company evaluates whether a contract exists, considering whether multiple contracts should be combined as one single contract and then whether the contract should be accounted for as more than one performance obligation. This evaluation requires significant judgment, as these decisions could change the amount of revenue and profit recorded in a given period. For certain programs, the Company may promise to provide distinct goods or services within a contract, in which case these are separated into more than one performance obligation.

For many of the programs in the Aerospace segment, the Company recognizes revenue over time because of continuous transfer of control to the customer. For USG contracts, this continuous transfer of control to the customer is supported by clauses in the contract that provide lien rights to the customer over the work in progress, thereby control transfers as costs are incurred. For non-USG contracts, the customer typically controls the work in progress because the Company is producing products that do not have an alternative use to the Company and where contractual termination clauses provide the Company rights to payment for work performed to date plus a reasonable profit.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 30, 2018 and March 31, 2017
(Unaudited)

3. SIGNIFICANT ACCOUNTING POLICIES UPDATE (CONTINUED)

Revenue Recognition - continued

Aerospace segment - continued

Revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. The Company generally uses the cost-to-cost measure of progress for its contracts because it best depicts the transfer of assets to the customer which occurs as cost is incurred under the contracts. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. Total estimated contract costs generally include labor, materials and subcontractors’ costs, other direct costs and related overhead costs. These estimates also include the estimated cost of satisfying offset obligations, as required under certain contracts. The complexity of certain programs as well as technical risks and uncertainty as to the future availability of materials and labor resources could affect the Company’s ability to accurately estimate future contract costs.

For contracts that recognize revenue over time, the Company performs detailed quarterly reviews of the progress and execution of its performance obligations under these contracts. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenues and costs. The risks and opportunities include management's judgment about the ability and cost to achieve the schedule (e.g. the number and type of milestone events), technical requirements (e.g., a newly-developed product versus a mature product) and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation (e.g. to estimate increases in wages and prices for materials and related support cost allocations), execution by subcontractors, the availability and timing of funding from customers and overhead cost rates, among other variables. Based upon these reviews, the Company will record the effects of adjustments in profit estimates each period. If at any time management determines that in the case of a particular contract total costs will exceed total contract revenue, a provision for the entire anticipated contract loss is recorded at that time. The amount of revenue recognized in the three-month fiscal period ended March 30, 2018 from performance obligations satisfied (or partially satisfied) in previous periods was $1.6 million. This amount was primarily related to changes in the estimates of the stage of completion of Aerospace contracts, more specifically the JPF contract with the USG and the AH-1Z contract. For the three-month fiscal period ended March 31, 2017, there was a net increase in the Company's operating income of $1.0 million from changes in contract estimates. This increase was primarily a result of improved performance on the JPF and AH-1Z contracts. These improvements were partially offset by cost growth on certain K-MAX® contracts.

Due to the nature of the work required to be performed on many of the Company's performance obligations, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment. From time-to-time the Company enters into long-term contracts with the USG that contain award fees, incentive fees or other provisions that can either increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and can be based upon customer discretion. The Company estimates variable consideration at the most likely amount to which it expects to be entitled. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company's anticipated performance and all information (historical, current and forecasted) that is reasonably available. The Company does not include financing components as variable consideration if less than one year. At March 30, 2018, the Company did not have any significant financing components.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 30, 2018 and March 31, 2017
(Unaudited)

3. SIGNIFICANT ACCOUNTING POLICIES UPDATE (CONTINUED)

Revenue Recognition - continued

Aerospace segment - continued

Contracts are often modified to account for changes in contract specifications and requirements. The Company considers contract modifications to exist when the modification either creates new or makes changes to the existing enforceable rights and obligations. Contract modifications for goods or services that are not distinct from the existing contract are accounted for as if they were part of that existing contract. In these cases, the effect of the contract modification on the transaction price and the measure of progress for the performance obligation to which it relates is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis, except when such modifications relate to a performance obligation that is a series of substantially the same distinct goods or services. If the modification relates to a performance obligation for a series of substantially the same distinct goods or services, the modification is treated prospectively. Contract modifications for goods or services that are considered distinct from the existing contract are accounted for as separate contracts. The Company applied the practical expedient for any contracts that were modified prior to January 1, 2018; therefore, the contracts were not restated retrospectively for those modifications.

For other contracts within the Aerospace segment, excluding the long-term contracts discussed above, the method of revenue recognition will remain substantially the same under ASC 606. For these contracts, revenue will be primarily recognized at the point in time when the title transfers to the customer, as this is when the performance obligation is controlled by the customer. Additionally, a small percentage of revenue related to certain contracts for repairs and overhauls within the Aerospace segment is accounted for over time under ASC 606. Under these contracts, revenue is generally recognized as work is performed in proportion to the actual costs incurred as compared to total estimated contract costs.

The cumulative effect of the changes made to the Company's Consolidated Balance Sheets as of January 1, 2018 as a result of the adoption of ASC 606 was as follows:

	Balance at		Balance at
in thousands	December 31, 2017	Adjustments due to ASC 606	January 1, 2018
Assets
Accounts receivable, net	$313,451	$(29,242)	$284,209
Contract assets	—	82,699	82,699
Contract costs, current portion	—	3,022	3,022
Inventories	367,437	(73,674)	293,763
Other current assets	27,188	33	27,221
Deferred income taxes	27,603	4,170	31,773
Contract costs, noncurrent portion	—	7,852	7,852

Liabilities
Accounts payable - trade	$127,591	$1,068	$128,659
Contract liabilities, current portion	—	10,705	10,705
Advances on contracts	8,527	(8,527)	—
Other current liabilities	52,812	(1,016)	51,796
Income taxes payable	1,517	1,525	3,042
Contract liabilities, noncurrent portion	—	689	689

Equity
Retained earnings	$587,877	$(9,584)	$578,293

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 30, 2018 and March 31, 2017
(Unaudited)

3. SIGNIFICANT ACCOUNTING POLICIES UPDATE (CONTINUED)

Revenue Recognition - continued

The reduction to retained earnings of $9.6 million in the cumulative effect adjustment on January 1, 2018 primarily reflects the reduction of $32.5 million in costs previously capitalized in inventory, which included deferred unit costs in excess of the contract average and previously capitalized general and administrative costs, partially offset by the acceleration of net sales of $62.3 million and associated gross profit of $20.2 million for deliveries that would have occurred in 2018.

The following tables summarize the impacts of ASC 606 on the Company's condensed consolidated financial statements.

	March 30, 2018
	As reported	Adjustments	Balances without adoption of ASC 606
In thousands
Assets
Accounts receivable, net	$290,564	$21,313	$311,877
Contract assets	108,114	(108,114)	—
Contract costs, current portion	3,271	(3,271)	—
Inventories	296,622	103,614	400,236
Other current assets	33,035	3,550	36,585
Deferred income taxes	28,819	(5,105)	23,714
Contract costs, noncurrent portion	12,630	(12,630)	—

Liabilities
Accounts payable - trade	$139,159	$(936)	$138,223
Contract liabilities, current portion	5,670	(5,670)	—
Advances on contracts, current portion	—	4,968	4,968
Income taxes payable	1,257	(927)	330
Other current liabilities	56,245	392	56,637
Contract liabilities, noncurrent portion	81,708	(81,708)	—
Advances on contracts, noncurrent portion	—	81,019	81,019

Equity
Retained earnings	$586,778	$2,219	$588,997

For the three-month fiscal period ended March 30, 2018, the Company realized changes of asset and liability accounts as described above, with no impact to the Company's cash flows from operating activities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 30, 2018 and March 31, 2017
(Unaudited)

3. SIGNIFICANT ACCOUNTING POLICIES UPDATE (CONTINUED)

Revenue Recognition - continued

	For the Three Months Ended
	March 30, 2018
	As reported	Adjustments	Balances without adoption of ASC 606
In thousands
Net sales	$463,327	$(43,501)	$419,826
Cost of sales	329,220	(33,258)	295,962
Gross profit	134,107	(10,243)	123,864
Selling, general and administrative expenses	111,753	(577)	111,176
Restructuring costs	1,693	—	1,693
Net gain on sale of assets	(63)	—	(63)
Operating income	20,724	(9,666)	11,058
Interest expense, net	5,352	—	5,352
Non-service pension and post retirement benefit cost (income)	(3,029)	—	(3,029)
Other expense (income), net	(342)	—	(342)
Earnings before income taxes	18,743	(9,666)	9,077
Income tax expense	4,677	(2,301)	2,376
Net earnings	$14,066	$(7,365)	$6,701

For the three-month fiscal period ended March 30, 2018, the only adjustment to comprehensive income when comparing the balances with ASC 606 and the balances without ASC 606 included the adjustment to net earnings.

Accounts Receivable

The Company's receivables, net, consist of amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. The Company maintains an allowance for doubtful accounts, which reflects management’s best estimate of probable losses inherent in the trade accounts receivable and billed contracts balance. Management determines the allowance based on known troubled accounts, historical experience and other currently available evidence.

Contract Assets

The Company's contract assets include unbilled amounts typically resulting from sales under long-term contracts when the cost-to-cost method of revenue recognition is applied and revenue recognized exceeds the amount billed to the customer, and right to payment is not just subject to the passage of time. Amounts do not exceed their net realizable value. Contract assets are generally classified as current as such amounts are billable and collectible within twelve months.

Contract Costs

Contract costs consist of costs to obtain and fulfill a contract. Costs to fulfill a contract primarily consist of nonrecurring engineering costs incurred at the start of a new program for which such costs are expected to be recovered under existing and future contracts. Such costs are amortized over the estimated revenue amount of the contract. Costs to obtain a contract consist of commissions and agent fees paid in connection with the award of a contract. If these costs are determined to have an amortization period of less than one year, the Company applies the practical expedient and the related costs are expensed as incurred. If the amortization period is determined to be greater than a year and the incremental costs to obtaining the contract qualify as an asset, then the contract costs are recorded and amortized over the estimated contract revenue. At March 30, 2018, costs to fulfill a contract and costs to obtain a contract were $9.8 million and $6.1 million, respectively. These amounts are included in contract costs, current portion and contract costs, noncurrent portion on the Company's Condensed Consolidated Balance Sheets at March 30, 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 30, 2018 and March 31, 2017
(Unaudited)

3. SIGNIFICANT ACCOUNTING POLICIES UPDATE (CONTINUED)

Contract Liabilities

The Company's contract liabilities consist of advance payments and billings in excess of revenue recognized and deferred revenue. Advance payments and billings in excess of revenue recognized are classified as current or noncurrent based on the timing of when recognition of revenue is expected. At March 30, 2018, the noncurrent portion of contract liabilities was $81.7 million, which is included in contract liabilities, noncurrent portion in the Company's Condensed Consolidated Balance Sheets.

Unfulfilled Performance Obligations

Unfulfilled performance obligations ("backlog") represents the transaction price of firm orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts. As of March 30, 2018, the aggregate amount of the transaction price allocated to backlog was $948.9 million. The Company expects to recognize revenue on approximately $563.2 million of this amount over the next 12 months, with the remaining amount to be recognized thereafter.

Pension

The Company accounts for its defined benefit pension plan by recognizing the overfunded or underfunded status of the plan, calculated as the difference between the plan assets and the projected benefit obligation, as an asset or liability on the balance sheet, with changes in the funded status recognized in comprehensive income in the year in which they occur.

Expenses and liabilities associated with the plan are determined based upon actuarial valuations. Integral to the actuarial valuations are a variety of assumptions including expected return on plan assets and discount rate. The Company regularly reviews the assumptions, which are updated at the measurement date, December 31st. The impact of differences between actual results and the assumptions are accumulated and generally amortized over future periods, which will affect expense recognized in future periods. The service cost component of net benefit cost is recorded in cost of sales and selling, general and administrative expenses separately from the other components of net benefit cost, which are recorded to non-service pension and postretirement benefit cost (income). See Note 12, Pension Plans, for further information.

The following tables summarize the impacts of the adoption of ASU 2017-07 on the Company's Condensed Statement of Operations and segment operating income.

	For the Three Months Ended
	March 31, 2017
	As previously reported	Adjustments	As adjusted
In thousands
Cost of sales	$311,125	$470	$311,595
Gross profit	124,816	(470)	124,346
Selling, general and administrative expenses	110,628	249	110,877
Operating income	14,208	(719)	13,489
Non-service pension and post retirement benefit cost (income)	—	(719)	(719)

Segment operating income
Distribution	$11,694	$(278)	$11,416
Aerospace	16,589	(559)	16,030
Corporate expenses	(14,095)	118	(13,977)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 30, 2018 and March 31, 2017
(Unaudited)

4. RESTRUCTURING COSTS

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

The following table summarizes the accrual balances by cost type for the restructuring actions:

	Severance	Other (1)	Total
In thousands
Restructuring accrual balance at December 31, 2017	$1,172	$179	$1,351
Provision	499	314	813
Cash payments	(476)	(250)	(726)
Changes in foreign currency exchange rates	13	8	21
Restructuring accrual balance at March 30, 2018	$1,208	$251	$1,459
(1) Includes costs associated with consolidation of facilities.

The above accrual balance was included in other current liabilities on the Company's Consolidated Balance Sheets. For the three-month fiscal period, the Aerospace segment incurred $0.8 million in costs associated with the restructuring activities described above.

In addition to the restructuring above, the Aerospace segment incurred $0.9 million in costs associated with the termination of certain distributor agreements in the three-month fiscal period ended March 30, 2018. This amount is not included in the table above.

For the three-month fiscal period ended March 30, 2018, restructuring expense, totaling $1.7 million, was included in restructuring costs on the Company's Condensed Consolidated Statements of Operations. Total to date, restructuring expense as of March 30, 2018 was $4.4 million. Included in this expense is approximately $1.0 million of cost that primarily relates to the write-off of inventory for various small order programs that the Company will no longer continue to manufacture as a result of the consolidation of operations.

5. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	March 30, 2018	December 31, 2017
In thousands
Trade receivables	$163,333	$152,078
U.S. Government contracts:
Billed	17,130	26,093
Cost and accrued profit - not billed	1,580	862
Commercial and other government contracts
Billed	111,516	107,962
Cost and accrued profit - not billed	1,230	30,590
Less allowance for doubtful accounts	(4,225)	(4,134)
Accounts receivable, net	$290,564	$313,451

The decrease in commercial and other government contracts cost and accrued profit - not billed was primarily attributable to the adoption of ASC 606.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 30, 2018 and March 31, 2017
(Unaudited)

5. ACCOUNTS RECEIVABLE, NET (CONTINUED)

Accounts receivable, net includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	March 30, 2018	December 31, 2017
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$900	$900

6. CONTRACT ASSETS, CONTRACT COSTS AND CONTRACT LIABILITIES

Contract assets consist of unbilled amounts typically resulting from sales under long-term contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. Contract costs consist of costs to obtain and fulfill a contract. Costs to fulfill a contract primarily consist of nonrecurring engineering costs incurred at the start of a new program for which such costs are expected to be recovered under existing and future contracts. Such costs are amortized over the estimated revenue amount of the contract. Costs to obtain a contract consist of commissions and agent fees paid in connection with the award of a contract. Contract liabilities consist of advance payments and billings in excess of costs incurred and deferred revenue.

Reconciliation of Contract Balances

Activity related to contract assets, contract costs and contract liabilities is as follows:

	March 30, 2018	January 1, 2018(1)	$ Change	% Change
In thousands
Contract assets	$108,114	$82,699	$25,415	30.7%

Contract costs, current portion	$3,271	$3,022	$249	8.2%
Contract costs, noncurrent portion	$12,630	$7,852	$4,778	60.9%

Contract liabilities, current portion	$5,670	$10,705	$(5,035)	(47.0)%
Contract liabilities, noncurrent portion	$81,708	$689	$81,019	11,758.9%
(1) These amounts include the impact of the cumulative effect adjustment resulting from the adoption of ASC 606.

Contract Assets

The increase in contract assets was primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the three-month fiscal period ended March 30, 2018. This increase is primarily related to work performed and not yet billed on the JPF program with the USG, legacy fuze programs and the SH-2G program with Peru. There were no significant impairment losses related to our contract assets during the three-month fiscal period ended March 30, 2018.

Contract assets includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	March 30, 2018	December 31, 2017
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$4,949	$—

Claims previously included in inventory were reclassed to contract assets as part of the cumulative effect adjustment on January 1, 2018 resulting from the adoption of ASC 606.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 30, 2018 and March 31, 2017
(Unaudited)

6. CONTRACT ASSETS, CONTRACT COSTS AND CONTRACT LIABILITIES (CONTINUED)

Contract Costs

The increase in contract costs, current portion was primarily related to costs to fulfill certain metallic structures programs, partially offset by amortization of contract costs for the three-month fiscal period ended March 30, 2018 of $0.7 million.

The increase in contract costs, noncurrent portion was primarily related to costs to obtain a JPF DCS contract.

Contract Liabilities

The decrease in contract liabilities, current portion was primarily due to revenue recognized in excess of payments received on these performance obligations, primarily associated with deliveries under a JPF DCS contract. For the three-month fiscal period ended March 30, 2018, revenue recognized related to contract liabilities, current portion at January 1, 2018 was $5.0 million.

The increase in contract liabilities, noncurrent portion was due to an advance payment received for a JPF DCS contract. For the three-month fiscal period ended March 30, 2018, the Company did not recognize revenue against contract liabilities, noncurrent portion.

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

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value:

	March 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
In thousands
Debt (1)	$355,302	$389,753	$405,602	$428,432
(1) These amounts are classified within Level 2.

The above fair values were computed based on quoted market prices and discounted future cash flows (observable inputs), as applicable. Differences from carrying values are attributable to interest rate changes subsequent to when the transactions occurred.

The fair values of cash and cash equivalents, accounts receivable, net and accounts payable - trade approximate their carrying amounts due to the short-term maturities of these instruments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 30, 2018 and March 31, 2017
(Unaudited)

7. FAIR VALUE MEASUREMENTS (CONTINUED)

Recurring Fair Value Measurements

The Company holds derivative instruments for foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates and our counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy. At March 30, 2018, the derivative instruments have been included in other current assets on the Condensed Consolidated Balance Sheets. At December 31, 2017, the derivative instruments were included in other current assets and other assets on the Condensed Consolidated Balance Sheets. Based on the Company's continued ability to trade and enter into forward contracts and interest rate swaps, we consider the markets for our fair value instruments to be active.

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of March 30, 2018, such credit risks have not had an adverse impact on the fair value of these instruments.

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

Forward Exchange Contracts

The Company holds forward exchange contracts designed to hedge forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on the Company’s earnings and cash flows. Some of these contracts are designated as cash flow hedges. The Company will include in earnings amounts currently included in accumulated other comprehensive income upon recognition of cost of sales related to the underlying transaction. These contracts were not material to the Company's Condensed Consolidated Balance Sheets as of March 30, 2018 and December 31, 2017. The activity related to these contracts was not material to the Company's Condensed Consolidated Financial Statements for the three-month fiscal periods ended March 30, 2018 and March 31, 2017.

9. INVENTORIES

Inventories consist of the following:

	March 30, 2018	December 31, 2017
In thousands
Merchandise for resale	$151,916	$151,520
Raw materials	15,257	18,871
Contracts and other work in process (including certain general stock materials)	109,524	171,403
Finished goods	19,925	25,643
Total	$296,622	$367,437

The decrease in contracts and other work in process (including certain general stock materials) was primarily attributable to the adoption of ASC 606.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 30, 2018 and March 31, 2017
(Unaudited)

9. INVENTORIES (CONTINUED)

Inventories include amounts associated with matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	March 30, 2018	December 31, 2017
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$64	$4,375

As a result of the adoption of ASC 606, $4.3 million of claims in inventory at December 31, 2017 were reclassed to contract assets as part of the cumulative effect adjustment on January 1, 2018.

At March 30, 2018, and December 31, 2017, $43.5 million and $25.5 million, respectively, of K-MAX® inventory, including inventory associated with the new build aircraft, was included in contracts and other work in process inventory and finished goods on the Company's Condensed Consolidated Balance Sheets. Management believes that approximately $11.9 million of the K-MAX® inventory will be sold after March 30, 2019, based upon the anticipation of additional aircraft manufacturing and supporting the fleet for the foreseeable future.

At March 30, 2018, and December 31, 2017, $6.1 million and $6.2 million, respectively, of SH-2G(I) inventory was included in contracts and other work in process inventory on the Company's Condensed Consolidated Balance Sheets. Management believes that approximately $4.0 million of the SH-2G(I) inventory will be sold after March 30, 2019. This balance represents spares requirements and inventory to be used on SH-2G programs.

10. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company:

	Distribution	Aerospace	Total
In thousands
Gross balance at December 31, 2017	$149,204	$218,765	$367,969
Accumulated impairment	—	(16,252)	(16,252)
Net balance at December 31, 2017	149,204	202,513	351,717
Additions	—	—	—
Impairments	—	—	—
Foreign currency translation	—	3,389	3,389
Ending balance at March 30, 2018	$149,204	$205,902	$355,106

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 30, 2018 and March 31, 2017
(Unaudited)

10. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)

Other Intangibles

Other intangible assets consisted of:

		At March 30,		At December 31,
		2018		2017
	Amortization Period	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
In thousands
Customer lists / relationships	6-26 years	$161,031	$(68,593)	$159,592	$(65,036)
Developed technologies	10-20 years	20,376	(3,157)	20,148	(2,790)
Trademarks / trade names	3-15 years	9,129	(4,045)	8,995	(3,905)
Non-compete agreements and other	1-9 years	8,407	(8,383)	8,345	(8,319)
Patents	17 years	523	(437)	523	(435)
Total		$199,466	$(84,615)	$197,603	$(80,485)

The changes in other intangible assets were due to changes in foreign currency exchange rates.

In accordance with ASC 360 - Property, Plant, and Equipment ("ASC 360"), the Company is required to evaluate long-lived intangible assets for possible impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The Company is continuing to monitor the ongoing operating performance of the U.K. and Engineering Services facilities, including an ongoing assessment for potential triggering events that would require further evaluation. The total amount of intangible assets at the U.K. and Engineering Services businesses at March 30, 2018 was $11.4 million and $1.1 million, respectively.

11. DEBT

Convertible Notes

During 2017, the Company settled the Convertible Notes due 2017 ("2017 Notes"), the associated bond hedge transactions and a portion of the associated warrant transactions. A portion of the existing warrant transactions associated with the 2017 Notes remained outstanding as of December 31, 2017. During the first quarter, a portion of the existing warrant transactions were settled with 36,726 shares of the Company's common stock. The remaining warrant transactions have scheduled expiration dates through June 21, 2018, unless earlier settled. The Company anticipates settling the outstanding warrants with approximately 66,874 shares of the Company's common stock.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 30, 2018 and March 31, 2017
(Unaudited)

12. PENSION PLANS

Components of net pension cost for the Qualified Pension Plan and Supplemental Employees’ Retirement Plan ("SERP") are as follows:

	For the Three Months Ended
	Qualified Pension Plan		SERP
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
In thousands
Service cost	$1,224	$1,198	$—	$—
Interest cost on projected benefit obligation	5,951	6,089	54	61
Expected return on plan assets	(11,960)	(10,512)	—	—
Amortization of net loss	2,843	3,486	83	58
Additional amount recognized due to curtailment/settlement	—	—	—	99
Net pension cost	$(1,942)	$261	$137	$218

In 2018, the Company has contributed $20.0 million to the qualified pension plan through April. No further contributions are expected to be made to the qualified pension plan during 2018. During the three-month fiscal period ended March 30, 2018, the Company contributed $0.1 million to the SERP. The Company plans to contribute an additional $0.8 million to the SERP in 2018. For the 2017 plan year, the Company contributed $10.0 million to the qualified pension plan and $3.1 million to the SERP.

Other

In accordance with ASU 2017-07, "Compensation - Retirement Benefits (Topic 715) - Improving the Net Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost", the Company disaggregated the service cost component from the other components of net benefit cost, which were presented in the income statement separately from the service cost component outside of operating profit. This ASU was applied retrospectively. See Note 3, Significant Accounting Policies Update, for further information.

13. COMMITMENTS AND CONTINGENCIES

Pension Freeze

Effective December 31, 2015, the Company's qualified pension plan was frozen with respect to future benefit accruals. Under USG Cost Accounting Standard (“CAS”) 413 the Company must determine the USG’s share of any pension curtailment adjustment calculated in accordance with CAS. Such adjustments can result in an amount due to the USG for pension plans that are in a surplus position or an amount due to the contractor for plans that are in a deficit position. During the fourth quarter of 2016, the Company accrued a $0.3 million liability representing our estimate of the amount due to the USG based on our pension curtailment adjustment calculation, which was submitted to the USG for review in December 2016. The Company has maintained its accrual at $0.3 million as of March 30, 2018. There can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on the Company's results of operations, financial position and cash flows.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 30, 2018 and March 31, 2017
(Unaudited)

13. COMMITMENTS AND CONTINGENCIES (CONTINUED)

New Hartford Property - continued

The Company's estimate of its portion of the cost to assess the environmental conditions and remediate this site is $2.3 million, all of which has been accrued. The total amount paid to date in connection with these environmental remediation activities is $1.6 million. At March 30, 2018, the Company had $0.7 million accrued for these environmental remediation activities. A portion ($0.1 million) of the accrual related to this property is included in other current liabilities and the balance is included in other long-term liabilities. The remaining balance of the accrual reflects the total anticipated cost of completing these environmental remediation activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

Bloomfield Property

In connection with the Company’s 2008 purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation had leased from NAVAIR, the Company assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and is currently remediating the property under the guidance of the Connecticut Department of Environmental Protection ("CTDEP"). The assumed environmental liability of $10.3 million was determined by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. The total amount paid to date in connection with these environmental remediation activities is $13.4 million. At March 30, 2018, the Company had $2.2 million accrued for these environmental remediation activities. A portion ($0.4 million) of the accrual related to this property is included in other current liabilities, and the balance is included in other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

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

Aerospace Claim Matter

On June 29, 2016, the Company received notification from a customer of their intent to file a claim for recovery of costs and expenses related to rework on certain aerostructure components previously delivered by the Company to the customer. The original notification did not indicate the extent of the rework undertaken by the customer, the cost or expenses incurred by the customer or the time frame in which the customer anticipated filing its formal claim. On October 17, 2017, the Company received a letter from the customer seeking to recover $12.4 million associated with the rework of these components and related costs incurred by the customer. In the first quarter of 2018, the parties continued to exchange correspondence and supporting documentation to support their respective positions. The parties continue to seek resolution of this claim through further discussions and negotiations. The Company does not believe the claim has merit and will continue to vigorously defend against the claim, and will pursue appropriate legal remedies necessary to protect its position. The Company estimates the cost to rework the aerostructure components delivered to the customer over the time period in question is approximately $0.2 million. Based on this analysis, the Company has accrued $0.2 million, the estimated cost to rework the aerostructure components, as of March 30, 2018; however, there can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on the Company's results of operations, financial position and cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 30, 2018 and March 31, 2017
(Unaudited)

13. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Offset Agreement

During January 2018, the Company entered into an offset agreement as a condition to obtaining orders from a foreign customer for the Company's JPF product. At March 30, 2018, the agreed upon offset agreement had an outstanding notional value of approximately $194.0 million; however, the ultimate value is subject to the nature of the Company's satisfaction of these requirements. This agreement is designed to return economic value to the foreign country by requiring the Company to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. The offset agreement may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects and the purchase by third parties of supplies from in-country vendors. This agreement may also be satisfied through the Company's use of cash for activities, such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. The amount ultimately applied against the offset agreement is based on negotiations with the customer and may require cash outlays that represent only a fraction of the notional value in the offset agreement. The offset program extends for several years and provides for potential penalties up to $16.5 million payable to the customer in the event the offset requirements of the contract are not met. The Company is currently in the process of developing a plan to satisfy the offset requirements.

14. COMPUTATION OF EARNINGS PER SHARE

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

	For the Three Months Ended
	March 30, 2018	March 31, 2017
In thousands, except per share amounts
Net earnings	$14,066	$6,291

Basic:
Weighted average number of shares outstanding	27,851	27,144
Basic earnings per share	$0.51	$0.23

Diluted:
Weighted average number of shares outstanding	27,851	27,144
Weighted average shares issuable on exercise of dilutive stock options	220	168
Weighted average shares issuable on redemption of 2017 Notes	—	1,146
Weighted average shares issuable on redemption of warrants related to the 2017 Notes	97	439
Total	28,168	28,897

Diluted earnings per share	$0.50	$0.22

Equity awards

For the three-month fiscal periods ended March 30, 2018 and March 31, 2017, respectively, 199,510 and 222,037 shares issuable under equity awards granted to employees were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period.

2017 Convertible Notes

For the three-month fiscal period ended March 31, 2017, shares issuable under the 2017 Notes that were dilutive during the period were included in the calculation of earnings per share as the conversion price for the 2017 Notes was less than the average share price of the Company's stock.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 30, 2018 and March 31, 2017
(Unaudited)

14. COMPUTATION OF EARNINGS PER SHARE (CONTINUED)

2024 Convertible Notes

For the three-month fiscal period ended March 30, 2018, shares issuable under the Convertible Notes due 2024 were excluded from the diluted earnings per share calculation because the conversion price was greater than the average market price of our stock during the periods.

Warrants

For the fiscal periods ended March 30, 2018 and March 31, 2017, shares issuable under the warrants issued in connection with the Company's 2017 Notes were included in the calculation for diluted earnings per share as the strike price of the warrants was less than the average price of the Company's stock.

15. SHARE-BASED ARRANGEMENTS

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

Compensation expense for stock options, restricted stock awards and restricted stock units is recognized on a straight-line basis over the vesting period of the awards. Share-based compensation expense recorded for the three-month fiscal periods ended March 30, 2018 and March 31, 2017, was $1.5 million and $1.4 million, respectively.

From time-to-time, the Company has issued stock awards with market and performance based conditions. Currently, there are three awards with these conditions that have not been settled. The number of shares earned under an award granted in 2014 has been determined at a 139.9% achievement level, representing 1,506 shares to be delivered in 2019. The remaining shares for the awards granted in 2015 and 2016 have not yet been determined; however, assuming a 100% achievement level, the number of shares would be 2,165. The Company measures the cost of these awards based on their grant date fair value to the extent of the probable number of shares to be earned upon vesting. Amortization of this cost is recorded on a straight-line basis over the requisite service period. Throughout the course of the requisite service period, the Company monitors the level of achievement compared to the target and adjusts the number of shares expected to be earned, and the related compensation expense recorded thereafter, to reflect the updated most probable outcome. Compensation expense for these awards for the three-month fiscal periods ended March 30, 2018, and March 31, 2017, was not material.

Stock option activity was as follows:

	For the Three Months Ended
	March 30, 2018
	Options	Weighted - average exercise price
Options outstanding at beginning of period	925,385	$40.43
Granted	199,510	$62.46
Exercised	(70,575)	$36.39
Forfeited or expired	(12,184)	$42.13
Options outstanding at March 30, 2018	1,042,136	$44.90

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 30, 2018 and March 31, 2017
(Unaudited)

15. SHARE-BASED ARRANGEMENTS (CONTINUED)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	For the Three Months Ended
	March 30, 2018	March 31, 2017
Expected option term (years)	4.9	5.0
Expected volatility	18.1%	19.9%
Risk-free interest rate	2.6%	1.9%
Expected dividend yield	1.5%	1.6%
Per share fair value of options granted	$10.65	$8.61

Restricted stock award and restricted stock unit activity was as follows:

	For the Three Months Ended
	March 30, 2018
	Restricted Stock	Weighted- average grant date fair value
Restricted Stock outstanding at beginning of period	154,882	$44.50
Granted	42,490	$62.46
Vested	(42,361)	$42.64
Forfeited or expired	(1,742)	$45.41
Restricted Stock outstanding at March 30, 2018	153,269	$49.98

Plan Amendments

On April 18, 2018, the shareholders of the Company approved the amendment and restatement of the 2013 Management Incentive Plan (“the 2013 Plan”). The amendment increased the number of authorized shares by 2,250,000 shares. As of March 30, 2018, 245,429 shares were available for grant under the plan. As a result of the amendment, a total of 2,495,429 shares would have been available for issuance under the plan as of that date.

Also on April 18, 2018, the shareholders of the Company approved the amendment and restatement of the Kaman Corporation Employee Stock Purchase Plan (“ESPP”). The amendment increased the number of shares of common stock available under the ESPP by 500,000 shares. As of March 30, 2018, 156,822 share were available for purchase under the plan. As a result of the amendment, a total of 656,822 shares would have been available for purchase under the plan.

16. SEGMENT AND GEOGRAPHIC INFORMATION

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

The Distribution segment is a leading power transmission, motion control and fluid power industrial distributor with operations throughout the United States. The segment provides electro-mechanical products, bearings, power transmission, motion control and electrical and fluid power components, along with engineered integrated solutions to its customers' most challenging applications serving a broad spectrum of industrial markets, including both maintenance, repair and overhaul ("MRO") and original equipment manufacturer ("OEM") customers.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 30, 2018 and March 31, 2017
(Unaudited)

16. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

The Aerospace segment produces and markets aerospace solutions consisting of military and defense, missile and bomb fuze and commercial aerospace products. These solutions include proprietary aircraft bearings and components; super precision, miniature ball bearings for the medical, industrial and aerospace markets; complex metallic and composite aerostructures for commercial, military and general aviation fixed and rotary wing aircraft; and safe and arming solutions for missile and bomb systems for the U.S. and allied militaries. The segment also markets the design and supply of aftermarket parts to businesses performing MRO in aerospace markets; performs helicopter subcontract work; restores, modifies and supports the Company's SH-2G Super Seasprite maritime helicopters; manufactures and supports the Company's K-MAX® manned and unmanned medium-to-heavy lift helicopters; and provides engineering design, analysis and certification services.

Summarized financial information by business segment is as follows:

	For the Three Months Ended
In thousands	March 30, 2018	March 31, 2017
Net sales:
Distribution	$283,932	$271,618
Aerospace	179,395	164,323
Net sales	$463,327	$435,941
Operating income:
Distribution(1)	$11,834	$11,416
Aerospace(1)	22,662	16,030
Net gain on sale of assets	63	20
Corporate expense(1)	(13,835)	(13,977)
Operating income(1)	20,724	13,489
Interest expense, net	5,352	4,160
Non-service pension and post retirement benefit cost (income)(1)	(3,029)	(719)
Other expense (income), net	(342)	(159)
Earnings before income taxes	18,743	10,207
Income tax expense	4,677	3,916
Net earnings	$14,066	$6,291
(1) The prior year amounts were adjusted to reflect the impact of the adjustments resulting from the adoption of ASU 2017-07, "Compensation - Retirement Benefits (Topic 715) - Improving the Net Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost".

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 30, 2018 and March 31, 2017
(Unaudited)

16. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

Disaggregation of Revenue

The following table disaggregates total revenue by major product line.

	For the Three Months Ended
	March 30, 2018	March 31, 2017
In thousands
Distribution
Bearings and Power Transmission	$143,385	$134,922
Automation, Control and Energy	85,161	82,082
Fluid Power	55,386	54,614
Total Distribution Sales	$283,932	$271,618

Aerospace
Military and Defense, excluding fuzes	$47,756	$46,981
Missile and Bomb Fuzes	52,985	35,214
Commercial Aerospace and Other	78,654	82,128
Total Aerospace Sales	$179,395	$164,323

Total Sales(1)	$463,327	$435,941
(1) Service revenue was not material for the three-month fiscal periods ended March 30, 2018 and March 31, 2017.

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over time versus the amount of revenue recognized for performance obligations satisfied at a point in time for the Aerospace segment:

For the Three Months Ended
In thousands	March 2018
Revenue recognized for performance obligations satisfied:
Over time	47%
Point-in-time	53%
Total revenue(1)	100%
(1) The disaggregation of revenue recognized for performance satisfied over time versus point-in-time has not been included for the Distribution segment, as the majority of its revenue is recognized on a point-in-time basis with only approximately 2% of revenue recognized for performance obligations over time.

The majority of the Distribution's segment revenue is recognized at the point in time when title transfers to the customer, as this is when the performance obligations are generally controlled by the customer. A small percentage of revenue within the Distribution segment, specifically certain contracts for value-add services, engineering services and repairs, are accounted for over time. The majority of the Distribution' segment's revenue is short cycle in nature with shipments occurring within one year from order. Payment terms generally range from 30 to 90 days from delivery.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 30, 2018 and March 31, 2017
(Unaudited)

16. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

Disaggregation of Revenue - continued

For the Aerospace segment, the timing related to the satisfaction of performance obligations and the typical timing of payment could vary between military, fuzing and commercial contracts. For the Aerospace segment's military and fuzing contracts with the USG, payment terms typically include progress payments, and the satisfaction of these performance obligations does not vary significantly from timing of payment. For firm-fixed price military and fuzing contracts with foreign militaries, the satisfaction of performance obligations could occur at a point in time or over time, depending on the nature of the performance obligations and the right to payment terms in the contracts. Generally, payment terms for these types of contracts range from 30 to 180 days from delivery; however, at times, the Company may negotiate advance payments to cover a portion of the initial costs. Payment terms for firm-fixed price commercial contracts generally range from 30 to 90 days from delivery. The satisfaction of these performance obligations could occur at a point in time or over time, depending on the nature of the performance obligations and the right to payment terms in the contracts. For certain commercial contracts, the Company may negotiate advance payments for long-lead materials.

17. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in shareholders’ equity for the three-month fiscal periods ended March 30, 2018, and March 31, 2017, were as follows:

	For the Three Months Ended
	March 30, 2018	March 31, 2017
In thousands
Beginning balance	$635,656	$565,787
Comprehensive income	22,297	11,281
Dividends declared	(5,580)	(5,431)
Employee stock plans and related tax benefit	2,687	1,653
Purchase of treasury shares	(4,600)	(2,689)
Share-based compensation expense	1,455	1,381
Amounts reclassified to temporary equity	—	553
Changes due to settlement of warrant transactions	(2)	—
Impact of change in revenue accounting standard	(9,584)	—
Ending balance	$642,329	$572,535

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 30, 2018 and March 31, 2017
(Unaudited)

17. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (CONTINUED)

The components of accumulated other comprehensive income (loss) are shown below:

	For the Three Months Ended
	March 30, 2018	March 31, 2017
In thousands
Foreign currency translation:
Beginning balance	$(7,056)	$(34,896)
Net gain on foreign currency translation	6,013	2,597
Other comprehensive income, net of tax	6,013	2,597
Ending balance	$(1,043)	$(32,299)

Pension and other post-retirement benefits(1):
Beginning balance	$(108,760)	$(121,448)
Reclassifications to net income:
Amortization of net loss, net of tax expense of $709 and $1,335, respectively	2,217	2,209
Other comprehensive income, net of tax	2,217	2,209
Ending balance	$(106,543)	$(119,239)

Derivative instruments(2):
Beginning balance	$2	$(49)
Net loss on derivative instruments, net of tax expense of $0 and $73, respectively	—	121
Reclassification to net income, net of tax expense of $1 and $37, respectively	1	63
Other comprehensive income, net of tax	1	184
Ending balance	$3	$135

Total accumulated other comprehensive loss	$(107,583)	$(151,403)
(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
(See Note 12, Pension Plans for additional information.)
(2) See Note 8, Derivative Financial Instruments, for additional information regarding our derivative instruments.

18. INCOME TAXES

	For the Three Months Ended
	March 30, 2018	March 31, 2017

Effective Income Tax Rate	25.0%	38.4%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 30, 2018 and March 31, 2017
(Unaudited)

18. INCOME TAXES (CONTINUED)

During the fourth quarter of 2017, Tax Reform was enacted by the federal government. The SEC issued Staff Accounting Bulletin 118 ("SAB 118") in December 2017, which provides guidance on accounting for the tax effects of Tax Reform. SAB 118 provides a measurement period in which to finalize the accounting under Accounting Standards Codification 740, Income Taxes ("ASC 740") as it relates to Tax Reform. This measurement period should not extend beyond one year from the Tax Reform enactment date. In accordance with SAB 118, the Company is required to reflect the income tax effects of those aspects of the legislation for which the accounting under ASC 740 is complete. To the extent that the Company's accounting for certain of the income tax effects is incomplete, but the Company is capable of reasonably estimating the effects, the Company must record a provisional amount in the Company's Consolidated Financial Statements based on this estimate. To the extent the Company could not reasonably estimate the provisional impacts of Tax Reform, the Company is required to apply ASC 740 on the basis of tax law in place immediately prior to the enactment. In accordance with SAB 118, the revaluation of U.S. net deferred tax assets, the U.S. income tax attributable to Tax Reform's deemed repatriation provision (currently estimated to be zero) and the tax consequences relating to states with current conformity to the Internal Revenue Code are provisional amounts due to the enactment date and the complexities of Tax Reform. The new tax legislation provides for significant changes in corporate taxation, including a reduction in the applicable corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of this rate reduction, the Company's U.S. net deferred tax assets were required to be revalued as of December 31, 2017. This resulted in a one-time charge to tax expense of $9.7 million in the fourth quarter of 2017. Other Tax Reform provisions that will impact the Company include the elimination of the deduction for manufacturing activities, changes to the deductibility of executive compensation and various international tax law changes. There were no changes to the provisional amounts in the three-month fiscal period ended March 30, 2018.

One of the international tax law changes provided for with Tax Reform relates to the taxation of a corporation's global intangible low-taxed income ("GILTI") for tax years beginning after December 31, 2017. The Company has evaluated this provision of Tax Reform and the application of ASC 740, and does not believe that GILTI will have a significant impact.

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the period. The decrease in the effective tax rate for the three-month fiscal period ended March 30, 2018, compared to the corresponding rate in the prior year, was primarily due to the aforementioned rate reduction resulting from Tax Reform. In addition, the effective tax rate for the three-month fiscal period ended March 31, 2017 was negatively impacted by a foreign loss for which no tax benefit has been provided.

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

The Company has assessed both positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize operating loss carryforwards associated with certain foreign operations that will permit the Company to use $3.6 million of deferred tax assets associated with these foreign operations as of March 30, 2018. Through the end of the first quarter of 2018, the Company believes it is more likely than not that only $0.8 million of these deferred tax assets will be realized and, as such, has recorded a valuation allowance of $2.8 million. Going forward, management will continue to assess the available positive and negative evidence to determine whether it is likely sufficient future taxable income will be generated to permit the use of these deferred tax assets. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income are reduced or increased, or if additional weight is given to subjective evidence such as future expected growth because objective negative evidence in the form of cumulative losses is no longer present.

19. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of these financial statements. No material subsequent events were identified that require disclosure.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide readers of our condensed consolidated financial statements with the perspectives of management. It presents, in narrative and tabular form, information regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results, and is designed to enable the readers of this report to obtain an understanding of our businesses, strategies, current trends and future prospects. It should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 ("2017 Form 10-K") and the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.

OVERVIEW OF BUSINESS

Kaman Corporation (the "Company") is comprised of two business segments:

•
The Distribution segment is a leading power transmission, automation and fluid power industrial distributor with operations throughout the United States. The segment provides electro-mechanical products, bearings, power transmission, motion control and electrical and fluid power components, along with engineered integrated solutions for our customers' most challenging applications, serving a broad spectrum of industrial markets comprised of both maintenance, repair and overhaul ("MRO") and original equipment manufacturer ("OEM") customers.

•
The Aerospace segment produces and markets aerospace solutions consisting of military and defense, missile and bomb fuze and commercial aerospace products. These solutions include proprietary aircraft bearings and components; super precision, miniature ball bearings for the medical, industrial and aerospace markets; complex metallic and composite aerostructures for commercial, military and general aviation fixed and rotary wing aircraft; and safe and arming solutions for missile and bomb systems for the U.S. and allied militaries. The segment also markets the design and supply of aftermarket parts to businesses performing MRO in aerospace markets; performs helicopter subcontract work; restores, modifies and supports our SH-2G Super Seasprite maritime helicopters; manufactures and supports our K-MAX® manned and unmanned medium-to-heavy lift helicopters; and provides engineering design, analysis and certification services.

Financial performance

•
Net sales increased 6.3% for the three-month fiscal period ended March 30, 2018, compared to the comparable fiscal period in the prior year driven by a 10.0% increase in net sales resulting from the adoption of ASC 606, which generally accelerates the recognition of revenue ahead of deliveries, partially offset by a 3.7% decrease in net sales absent the adoption of ASC 606.

•
Net earnings increased 123.6% for the three-month fiscal period ended March 30, 2018, compared to the comparable fiscal period in the prior year, with a portion of this increase reflecting the benefits realized from the Tax Cut and Jobs Act ("Tax Reform").

•	Diluted earnings per share increased to $0.50 for the three-month fiscal period ended March 30, 2018, compared to $0.22 in the comparable fiscal period in the prior year.

•
Cash provided by operating activities during the three-month fiscal period ended March 30, 2018, was $56.9 million as compared to cash used by operating activities of $18.4 million in the comparable fiscal period in the prior year. This change of $75.4 million was primarily due to an advance payment received under a Joint Programmable Fuze ("JPF") direct commercial sales ("DCS") contract in the current period.

•	Total backlog increased 27.9% to $948.9 million mostly driven by direct commercial JPF orders.

Recent events

•
In April 2018, our Aerospace segment entered into a new contract with Bell Helicopter to manufacture sheet metal details and subassemblies for the AH-1Z attack helicopter. The expected total value of the contract is approximately $25.6 million annually with deliveries anticipated in 2019 and 2020.

•
In April 2018, we contributed an additional $10.0 million to the pension plan, increasing total contributions to $20.0 million in 2018. The Company had not made annual contributions to the pension plan in excess of $10.0 million since 2010.

•	In April 2018, the Company announced its plan to pay a bonus of $1,000 to approximately 2,400 eligible employees as a way of sharing benefits from Tax Reform.

•	In April 2018, the Company celebrated a collaboration agreement with Airbus, who designated the Company as a strategic supplier.

•
On January 31, 2018, our Aerospace segment announced it had been awarded a DCS order for the procurement of the JPF with an expected total value of approximately $324.0 million. Delivery of these fuzes is anticipated to begin in 2019 and continue through 2022.

•
On January 16, 2018, our Aerospace segment announced it had received a contract modification from the U.S. Air Force ("USAF") under Option 13 with a value of approximately $17.0 million. This modification increased the total value of Option 13 to more than $102.0 million. Delivery of these fuzes is anticipated to occur in 2018 and 2019.

RESULTS OF OPERATIONS

Consolidated Results

On January 1, 2018, the Company adopted the new accounting standard that resulted in the net periodic pension cost and net postretirement cost other than service costs to no longer be presented in cost of sales and selling, general and administrative expenses, but instead be presented within non-service pension and post retirement benefit cost. See Note 3, Significant Accounting Policies Update, for further details.

Also on January 1, 2018, we adopted new revenue recognition guidance ("ASC 606") using the modified retrospective method. As a result, we applied the new revenue recognition guidance only to contracts that were not completed as of January 1, 2018; therefore, current period results are presented under the new revenue recognition guidance and prior period results are presented in accordance with previous revenue recognition guidance ("ASC 605"). See Note 3, Significant Accounting Policies Update, for further details.

The method of revenue recognition at the Distribution segment remained substantially the same. Under the new revenue recognition guidance Distribution will recognize revenue using the point-in-time method, at the time control of products are transferred to our customers.

In the prior period, the majority of our long-term contracts in the Aerospace segment were accounted for under the percentage-of-completion method using units-of-delivery as a measurement basis, generally recognizing revenue upon delivery to our customer. Revenue recognition under many of these contracts has moved to an over time method under the new revenue recognition guidance, using input costs as the basis for recognizing progress to completion. Under this method, revenue is generally recognized when costs are incurred as work progresses on a program prior to delivery to the customer. The two programs most significantly impacted by the adoption of the new revenue recognition guidance were our JPF program with the U.S. Government ("USG") and our K-MAX® program. Revenue recognition for our JPF program with the USG moved from percentage-of-completion using units-of-delivery to an over time method using input costs as the basis for recognizing progress to completion. Conversely, revenue recognition for our K-MAX® program moved from percentage-of-completion on a cost-to-cost basis to a point-in-time method with revenue recognized at the time control is transferred to our customer.

Net Sales

	For the Three Months Ended
	March 30, 2018	March 31, 2017
	(in thousands)
Net sales	$463,327	$435,941
$ change	27,386	(15,257)
% change	6.3%	(3.4)%

The following table details the components of the above change as a percentage of consolidated net sales:

For the Three Months Ended
March 30, 2018

Increase in sales associated with ASC 606	10.0%
Decrease in sales absent the adoption impact of ASC 606	(3.7)%
Change in net sales	6.3%

Net sales increased for the three-month fiscal period ended March 30, 2018, as compared to the corresponding period in 2017, due to an increase in net sales of $43.5 million, primarily at Aerospace, resulting from the adoption of the new revenue recognition guidance and an increase in sales at Distribution. Under the new revenue recognition guidance, revenue recognition will generally be accelerated ahead of deliveries for certain aerospace programs and distribution contracts. Absent the adoption impact of ASC 606, net sales at our Aerospace segment decreased for the period. Foreign currency exchange rates relative to the U.S. dollar had a favorable impact of $4.1 million for the three-month fiscal period ended March 30, 2018. See the segment discussion below for further information.

Gross Profit

	For the Three Months Ended
	March 30, 2018	March 31, 2017
	(in thousands)
Gross profit	$134,107	$124,346
$ change	9,761	(9,691)
% change	7.8%	(7.2)%
% of net sales	28.9%	28.5%

Gross profit increased for the three-month fiscal period ended March 30, 2018, as compared to the corresponding period in 2017. This was due to higher gross profit of $10.2 million, primarily at Aerospace, resulting from the adoption of the new revenue recognition guidance. Absent the adoption of impact, gross profit decreased by $0.4 million.

The $10.2 million increase in gross profit associated with the new revenue recognition guidance was primarily related to gross profit recognized on our JPF contract with the USG, as we recognized revenue associated with the cost incurred in the period for units we expect to deliver later in 2018. Additionally, we recognized revenue and related gross profit on one K-MAX® aircraft in the period.

The $0.4 million decrease in gross profit absent the adoption of ASC 606 was attributable to lower gross profit at our Aerospace segment, partially offset by higher gross profit at our Distribution segment. Lower gross profit at the Aerospace segment primarily related to lower sales and associated gross profit on the K-MAX® program and a decrease in gross margin on our AH-1Z program. These decreases were partially offset by our JPF program customer mix. For the three-month fiscal period ended March 30, 2018, JPF deliveries consisted of mostly higher margin direct commercial sales to foreign militaries compared to deliveries of solely USG fuzes in the corresponding period in 2017. Further offsetting these decreases in gross profit under the previous revenue recognition guidance was higher gross profit at our Distribution segment, primarily attributable to higher sales under our bearings and power transmission product line.

Selling, General & Administrative Expenses (S,G&A)

	For the Three Months Ended
	March 30, 2018	March 31, 2017
	(in thousands)
S,G&A	$111,753	$110,877
$ change	876	(5,279)
% change	0.8%	(4.5)%
% of net sales	24.1%	25.4%

The increase in S,G&A for the three-month fiscal period ended March 30, 2018, compared to the corresponding period in 2017, was primarily attributable to higher expenses at our Distribution segment, which was mainly driven by higher employee and employee-related costs. S,G&A expenses at our Aerospace segment and corporate expenses remained relatively flat when compared to the corresponding period in 2017. Lower incentive compensation and consulting costs, mostly offset by various expenses that individually were not a significant portion of the overall change for the period, resulted in corporate expenses remaining relatively flat when compared to the corresponding period in 2017.

Restructuring Costs

	For the Three Months Ended
	March 30, 2018	March 31, 2017
	(in thousands)
Restructuring costs	$1,693	$—

During the third quarter of 2017, we announced restructuring activities at our Aerospace segment to support the ongoing effort of improving capacity utilization and operating efficiency to better position the Company for increased profitability and growth. Such actions include workforce reductions and the consolidation of operations, which we expect to continue through the planned completion in the fourth quarter of 2018. In the three-month fiscal period ended March 30, 2018, we recorded $0.8 million in costs associated with these restructuring activities. In addition to these costs, the Aerospace segment incurred $0.9 million in other non-related restructuring costs associated with the termination of certain distributor agreements in the current period.

Operating Income

	For the Three Months Ended
	March 30, 2018	March 31, 2017
	(in thousands)
Operating income	$20,724	$13,489
$ change	7,235	(4,073)
% change	53.6%	(23.2)%
% of net sales	4.5%	3.1%

Operating income increased for the three-month fiscal period ended March 30, 2018, versus the comparable period in 2017. This was due to higher operating income of $9.7 million resulting from the adoption of the new revenue recognition guidance. This increase was partially offset by a decrease in operating income of $2.5 million absent the adoption of ASC 606, mainly attributable to lower operating income at our Aerospace segment. Operating income at the Distribution segment and corporate expenses remained relatively flat for the three-month fiscal period ended March 30, 2018. (See segment discussion below for additional information.)

Interest Expense, Net

	For the Three Months Ended
	March 30, 2018	March 31, 2017
	(in thousands)
Interest expense, net	$5,352	$4,160

Interest expense, net, generally consists of interest charged on our Credit Agreement, which includes a revolving credit facility and a term loan facility, and our convertible notes and the amortization of debt issuance costs, offset by interest income. The increase in interest expense, net ended March 30, 2018, compared to the corresponding periods in 2017, was primarily attributable to higher interest expense under our convertible notes, an increase in letters of credit fees and a higher interest rate for outstanding amounts under the Credit Agreement. At March 30, 2018, the interest rate for outstanding amounts under the Credit Agreement was 2.89% compared to 2.38% at March 31, 2017. These increases were partially offset by lower average borrowings, as compared to the corresponding period ended March 31, 2017. (See Liquidity and Capital Resources section below for information on our borrowings.)

Effective Income Tax Rate

	For the Three Months Ended
	March 30, 2018	March 31, 2017

Effective income tax rate	25.0%	38.4%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the period. The decrease in the effective tax rate for the three-month fiscal period ended March 30, 2018, compared to the corresponding rate for the prior year, was primarily due to the rate reduction resulting from Tax Reform. In addition, the effective tax rate for the three-month fiscal period ended March 31, 2017 was negatively impacted by a foreign loss for which no tax benefit has been provided.

Backlog

	March 30, 2018	December 31, 2017
	(in thousands)
Distribution	$138,057	$126,025
Aerospace	810,871	616,090
Total	$948,928	$742,115

Backlog increased during the first three months of 2018 at both our Aerospace and Distribution segments. The increase in backlog at Aerospace was primarily associated with direct commercial JPF orders, partially offset by a decrease in backlog primarily due to the acceleration of $55.6 million of revenue for deliveries that would have occurred in 2018 as part of the cumulative effect adjustment resulting from the adoption of the new revenue recognition guidance, deliveries of direct commercial JPF orders and work performed on the JPF program with the USG. The increase in backlog at the Distribution segment was mostly due to higher orders under our bearings and power transmission product line, partially offset by the acceleration of $6.7 million of revenue as part of the cumulative effect adjustment resulting from the adoption of the new revenue recognition guidance.

Distribution Segment

Results of Operations

	For the Three Months Ended
	March 30, 2018	March 31, 2017
	(in thousands)
Net sales	$283,932	$271,618
$ change	12,314	(17,046)
% change	4.5%	(5.9)%

Operating income	$11,834	$11,416
$ change	418	1,209
% change	3.7%	11.8%
% of net sales	4.2%	4.2%

The following table details the components of the above changes as a percentage of net sales and operating income at the Distribution segment:

For the Three Months Ended
March 30, 2018
Net sales:
Increase in sales associated with ASC 606	0.4%
Increase in sales absent the adoption impact of ASC 606	4.1%
% change in net sales	4.5%

Operating income:
Increase in operating income associated with ASC 606	1.0%
Increase in operating income absent the adoption impact of ASC 606	2.7%
% change in operating income	3.7%

Net sales

Net sales for the three-month fiscal period ended March 30, 2018 increased when compared to the corresponding period in 2017, with $1.2 million of the increase resulting from the adoption of the new revenue recognition guidance. The remainder of the increase in net sales was primarily attributable to a $7.1 million increase in sales associated with our bearings and power transmission product line and less significant increases in our automation, control and energy and fluid power product lines. These increases were mostly attributable to higher sales volume to our OEM customers and a less significant increase in sales volume to our MRO customers. Looking at the markets we serve, sales were higher in the machinery manufacturing, transportation equipment manufacturing, food manufacturing and mining markets. Partially offsetting these increases were lower sales in the paper manufacturing and merchant wholesalers, durable goods markets.

The adoption of new revenue recognition guidance did not have a material impact on the Distribution segment as the method of revenue recognition remains substantially the same when compared to the prior revenue recognition guidance. For the three-month fiscal period ended March 30, 2018, the majority of revenue was recorded on a point-in-time basis due to the notion that our products have alternative use. Only a small percentage of revenue was recorded on an over time basis, which includes value-add services, engineering services and repairs.

"Organic Sales per Sales Day" is a metric management uses to evaluate performance trends at our Distribution segment and is calculated by taking Organic Sales divided by the number of Sales Days in the period. The following table illustrates the calculation of Organic Sales per Sales Day.

		For the Three Months Ended
		March 30, 2018	March 31, 2017
		(in thousands)
Current period
Net sales		$283,932	$271,618
Sales days		64	64
Sales per Sales Day for the current period	a	$4,436	$4,244

Prior period
Net sales from the prior year		$271,618	$288,664
Sales days from the prior year		64	65
Sales per Sales day from the prior year	b	$4,244	$4,441

% change	(a-b)÷b	4.5%	(4.4)%

Operating income

Operating income for the three-month fiscal period ended March 30, 2018 remained relatively flat when compared to the corresponding period in 2017. This was a result of higher sales and associated gross profit in our bearings and power transmission, automation, control and energy and fluid power product lines, mostly offset by higher employee and employee-related costs.
Other Matters

Enterprise Resource Planning System

We are continuing the process of implementing a new ERP business system at our Distribution segment, initially announced in 2012 with an estimated total cost of $45.0 million. Since the initial announcement, a couple of factors have delayed the full implementation of the ERP at this segment. The first of these factors is the acquisition of nine businesses leading to additional scope from the initial project plan. Second, multiple upgraded versions of the software have been released and we have elected to install these major upgrades in order to benefit from the improved functionality, the enhanced features these upgrades offer and the new user interface they provide. Each of these upgrades required additional development, integration and extensive testing. Distribution continues to work closely with the software vendor on functional and performance testing of the latest upgrade to ensure it meets management's expectations. As a result of these factors, the total project cost is currently estimated between $51.0 million and $54.0 million.

For the three-month fiscal periods ended March 30, 2018, and March 31, 2017, ERP system expenses incurred totaled $0.2 million and $0.3 million, respectively, and ERP system capital expenditures totaled $0.8 million and $0.9 million, respectively. Total to date ERP system capital expenditures as of March 30, 2018, were $38.9 million. Depreciation expense for the ERP system for the three-month fiscal periods ended March 30, 2018, and March 31, 2017, totaled $0.6 million and $0.7 million, respectively.

Aerospace Segment

Results of Operations

	For the Three Months Ended
	March 30, 2018	March 31, 2017
	(in thousands)
Net sales	$179,395	$164,323
$ change	15,072	1,789
% change	9.2%	1.1%

Operating income	$22,662	$16,030
$ change	6,632	(4,727)
% change	41.4%	(22.8)%
% of net sales	12.6%	9.8%

The following table details the components of the above changes as a percentage of net sales and operating income at the Aerospace segment:

For the Three Months Ended
March 30, 2018
Net sales:
Increase in sales associated with ASC 606	25.8%
Decrease in sales absent the adoption impact of ASC 606	(16.6)%
% change in net sales	9.2%

Operating income:
Increase in operating income associated with ASC 606	59.6%
Decrease in operating income absent the adoption impact of ASC 606	(18.2)%
% change in operating income	41.4%

Net sales

Net sales increased for the three-month fiscal period ended March 30, 2018, as compared to the corresponding period in 2017. This increase was attributable to a $42.3 million increase in net sales resulting from the adoption of the new revenue recognition guidance, partially offset by a decrease in net sales of $27.2 million absent the adoption of ASC 606. Foreign currency exchange rates relative to the U.S. dollar had a favorable impact of $4.1 million on net sales for the three-month fiscal period ended March 30, 2018.

The increase in sales resulting from the adoption of the new revenue recognition guidance was primarily related to recognizing sales under our JPF program with the USG on an over time method using the cost-to-cost basis in the current period compared to percentage-of-completion using units-of-delivery in the comparable period in 2017 and the recognition of sales for our K-MAX® program at a point in time in the current period compared to a percentage-of-completion on a cost-to-cost basis in the comparable period in 2017.

The decrease in sales absent the adoption of ASC 606 was primarily a result of lower sales under the K-MAX® program and fewer deliveries of our JPF to the USG. These decreases, totaling $46.7 million, were partially offset by higher direct commercial sales of our JPF to foreign militaries.

Operating income

Operating income increased for the three-month fiscal period ended March 30, 2018, compared to the corresponding period in 2017. This increase was attributable to a $9.5 million increase in operating income resulting from the adoption of the new revenue recognition guidance, partially offset by a decrease in operating income absent the adoption of ASC 606 of $2.9 million.

The increase in operating income resulting from the adoption of the new revenue recognition guidance was primarily related to recognizing sales and the associated gross profit under our JPF program with the USG on a cost-to-cost basis in the current period compared to percentage-of-completion using units-of-delivery in the comparable period in 2017 and the recognition of sales and associated gross profit under the K-MAX® program at a point in time in the current period compared to on a cost-to-cost basis in the comparable period in 2017.

The decrease in operating income absent the adoption of ASC 606 was primarily due to lower sales and associated gross profit under the K-MAX® program, our JPF program with the USG and the AH-1Z program, and lower gross margin on our bearings products. These decreases, totaling $12.8 million, were partially offset by higher direct commercial sales and associated gross profit of our JPF to foreign militaries.

Long-Term Contracts

For long-term aerospace contracts, we generally recognize sales and cost of sales over time because of continuous transfer of control to the customer, which allows for recognition of revenue as work on a contract progresses. For those programs for which there is a continuous transfer of control to the customer, we recognize sales and profit on a cost-to-cost basis, in which case sales and profit are recorded based upon the ratio of costs incurred to date to the total estimated costs to complete the contract. Conversely, revenue on certain programs, such as the K-MAX® program and on direct commercial sales under our JPF program, is recognized at a point in time, with revenue being recognized upon transfer to the end customer.

Revenue and cost estimates for all significant long-term contracts for which revenue is recognized over time are reviewed and reassessed quarterly. Based upon these reviews, we record the effects of adjustments in profit estimates each period. If at any time we determine that for a particular contract total costs will exceed total contract revenue, we will record a provision for the entire anticipated contract loss at that time. The amount of revenue recognized in the three-month fiscal period ended March 30, 2018 from performance obligations satisfied (or partially satisfied) in previous periods, was $1.6 million. This amount was primarily related to changes in the estimates of the stage of completion of Aerospace contracts, more specifically the JPF contract with the USG and the AH-1Z contract. For the three-month fiscal period ended March 31, 2017, there was a net increase in the Company's operating income from changes in contract estimates of $1.0 million. This increase was primarily a result of improved performance on the JPF and AH-1Z programs. These improvements were partially offset by cost growth on the K-MAX® program.

Major Programs/Product Lines

Below is a discussion of significant changes in the Aerospace segment's major programs during the first three months of 2018. See our 2017 Form 10-K for a complete discussion of our Aerospace segment's programs.

FMU-152 A/B – Joint Programmable Fuze (“JPF”)

We manufacture the JPF, an electro-mechanical bomb safe and arming device, which allows the settings of a weapon to be programmed in flight. The Company currently provides the FMU-152 A/B to the United States Air Force (“USAF”) and twenty-eight other nations. Sales of these fuzes can be direct to the USAF, Foreign Military Sales ("FMS") through the USG and Direct Commercial Sales ("DCS") to foreign militaries that, although not funded by the USG, require regulatory approvals from the USG.

We occasionally experience lot acceptance test failures due to the complexity of the product and the extreme parameters of the acceptance test. Given the maturity of the product, we now generally experience isolated failures, rather than systemic ones. As a result, identifying a root cause can take longer and result in inconsistent delivery quantities from quarter to quarter.

A total of 3,934 fuzes were delivered to our customers during the first quarter of 2018, which consisted of 309 fuzes delivered to the USG and 3,625 fuzes delivered as direct commercial sales to foreign governments. We expect to deliver 34,000 to 38,000 fuzes in 2018, primarily consisting of orders from the USG in order to meet the USG's current demand.

Total JPF backlog at March 30, 2018 and December 31, 2017 was $382.4 million and $128.2 million, respectively.
JPF - USG

Under the new revenue recognition standard adopted January 1, 2018, revenue is recognized over time when costs are incurred as work progresses on the program to delivery of the program.
The Company currently provides the FMU-152 A/B to the USAF, but the U.S. Navy currently utilizes a different fuze - the FMU-139. In 2015, NAVAIR solicited proposals for a firm fixed price production contract to implement improvements to the performance characteristics of the FMU-139 (such improved fuze having been designated the FMU-139 D/B), and, the USAF had stated that, if and when a contract is awarded and production begins, the funds associated with the FMU-152 A/B will be redirected to the FMU-139 D/B. During the third quarter of 2015, the U.S. Navy announced that a competitor was awarded the contract for the FMU-139 D/B. In the event the FMU-139 D/B program proceeds as planned and the USAF redirects the funds associated with the FMU-152 A/B to the FMU-139 D/B, our business, financial condition, results of operations and cash flows may be materially adversely impacted. The timing of the impact on our financial statements is dependent on the ability of our competitor to complete the design and qualification phase of the program and other factors. Our competitor has publicly stated that this program is expected to have a 32-month qualification phase, preceding production. Due to the complexity of this program, the uncertainty associated with the successful completion of each phase in accordance with the planned schedule and the pending status of the USAF's final decision to redirect funds to the FMU-139 D/B, the timing and magnitude of the impact on the Company's financial statements is not certain; however, the Company continues to see strong demand for the FMU-152 A/B. In 2017, we were awarded Options 13 and 14 with the USG. The USAF has exercised two orders under Option 13, which have a total value of more than $102.0 million. Additionally, the USAF issued a Notice of Contract Action announcing its intent to award us Options 15 and 16, which, if and when awarded, would extend FMU-152 A/B deliveries into 2022.

JPF - DCS

Revenue for DCS programs is generally recognized at the point in time when control is transferred to the customer under the new revenue recognition guidance. The Company continues to see strong demand for DCS fuzes. During the first quarter of 2018, we were awarded a DCS contract totaling approximately $324.0 million, of which $307.5 million was included in backlog as of March 30, 2018. The remaining $16.5 million relates to potential penalties payable to the customer in the event the offset requirements of the contract are not met. The offset requirements associated with this contract could extend for several years and have a notional value of approximately $194.0 million; however, the ultimate value is subject to the nature of our satisfaction of these requirements as discussed more fully below. This agreement is designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. The offset agreement may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects and the purchase by third parties of supplies from in-country vendors. This agreement may also be satisfied through the Company's use of cash for activities, such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. The amount ultimately applied against the offset agreement is based on negotiations with the customer and may require cash outlays that represent only a fraction of the notional value in the offset agreement. The Company is currently in the process of developing a plan to satisfy the offset requirements.
K-MAX®

During 2015, we announced that our Aerospace segment was resuming production of commercial K-MAX® aircraft. The aircraft are being manufactured at our Jacksonville, Florida and Bloomfield, Connecticut facilities. The first five helicopters from the newly reopened commercial production line were delivered to our customers through the first quarter of 2018.

As of March 30, 2018 and December 31, 2017, our backlog for this program was $21.8 million and $4.1 million, respectively. The increase in backlog reflects the adoption of the new revenue standard, with the recognition of sales under the K-MAX® program at a point in time in the current period compared to on a cost-to-cost basis in the comparable period in 2017. For the period ending March 30, 2018, we anticipated delivering three aircraft; however, only one aircraft was delivered to our customer. One aircraft was delivered to our customer in April and customer issues associated with the title transfer of an aircraft shifted the delivery of the aircraft out of the quarter. We continue to work with our customer to resolve the matter.

During 2017, we announced that we will continue production of the commercial K-MAX® aircraft into 2019 at a minimum due to continued interest in the capabilities of the K-MAX®. We did not receive any new orders of the K-MAX® aircraft during the quarter.

A-10

The segment is under contract with Boeing to produce the wing control surfaces (inboard and outboard flaps, slats and deceleron assemblies) for the USAF's A-10 fleet. Initial deliveries under this program began in 2010 and full rate production began in 2012. Through March 30, 2018, we have received orders for 173 shipsets equivalent to the number of orders Boeing has received from the USAF. Of that amount, we have delivered 170 shipsets over the life of the program. Revenues for the period ending March 30, 2018 were not material.

The USAF confirmed that the A-10 fleet will continue to fly indefinitely due to its unique close-air support functions, with support from both Congress and the White House necessitating the re-winging of additional aircraft in the fleet. In March 2018, the 2018 Appropriations Act was enacted, authorizing the USAF to spend an additional $103.0 million for A-10 wing replacements. We have not received any additional orders beyond 173 shipsets; however, during the first quarter of 2018 we received a request for quotation for 112 shipsets from our customer. Final production and deliveries of existing orders under this contract are anticipated to be completed during 2018. We have not received any indication from our customer that this program will be terminated. At March 30, 2018 and December 31, 2017, our program backlog was $0.1 million and $1.2 million, respectively. Included in contract costs at March 30, 2018 was nonrecurring costs of $2.1 million related to this program to be utilized on future shipset orders, which may not be recoverable in the event of an extended break in production or program termination.

LIQUIDITY AND CAPITAL RESOURCES

Discussion and Analysis of Cash Flows

We assess liquidity in terms of our ability to generate cash to fund working capital requirements and investing and financing activities. Significant factors affecting liquidity include: cash flows generated from or used by operating activities, capital expenditures, investments in our business segments and their programs, acquisitions, divestitures, dividends, availability of future credit, adequacy of available bank lines of credit, and factors that might otherwise affect the company's business and operations generally, as described under the heading “Risk Factors” and “Forward-Looking Statements” in Item 1A of Part I of our 2017 Form 10-K.

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

We anticipate a variety of items will have an impact on our liquidity during the next 12 months, in addition to our working capital requirements. These could include one or more of the following:

•
the matters described in Note 13, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements, in addition to the cost of existing environmental remediation matters and deposits required to be made to the environmental escrow for our former Moosup facility;

•	deferred compensation payments to former directors and officers;

•	contributions to our qualified pension plan and Supplemental Employees’ Retirement Plan (“SERP”);

•	interest payments on outstanding debt;

•	income tax payments;

•	operating lease payments;

•	capital expenditures;

•	repurchases of common stock under the 2015 Share Repurchase Program;

•	payment of dividends;

•	costs associated with the start-up of new aerospace programs; and

•	the extension of payment terms by our customers and delays in letter of credit funding.

In addition to the items listed above we anticipate receiving approximately $97.2 million in 2018 as an advance payment under a JPF DCS contract. As of March 30, 2018, we have received $81.0 million related to this advance payment.

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

Effective December 31, 2015, our qualified pension plan was frozen with respect to future benefit accruals. Under U.S. Government Cost Accounting Standard (“CAS”) 413, we must calculate the USG’s share of any pension curtailment adjustment calculated resulting from the freeze. Such adjustments can result in an amount due to the USG for pension plans that are in a surplus position or an amount due to the contractor for plans that are in a deficit position. During the fourth quarter of 2016, we accrued a $0.3 million liability representing our estimate of the amount due to the USG based on our pension curtailment calculation which was submitted to the USG for review in December 2016. We have maintained our accrual at $0.3 million as of March 30, 2018. There can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on our results of operations, financial position and cash flows.

A summary of our consolidated cash flows is as follows:

	For the Three Months Ended
	March 30, 2018	March 31, 2017	2018 vs. 2017
	(in thousands)
Total cash provided by (used in):
Operating activities	$56,913	$(18,449)	$75,362
Investing activities	(6,612)	(8,254)	1,642
Financing activities	(57,738)	9,954	(67,692)

Free Cash Flow (a):
Net cash provided by operating activities	$56,913	$(18,449)	$75,362
Expenditures for property, plant and equipment	(6,422)	(7,409)	987
Free cash flow	$50,491	$(25,858)	$76,349

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

Net cash provided by operating activities was $56.9 million for the three-month fiscal period ended March 30, 2018, compared to net cash used in operating activities for the comparable period in 2017 of $18.4 million. This change is primarily due to an advance payment received under a JPF DCS contract in the current period.

Net cash used in investing activities decreased for the three-month fiscal period ended March 30, 2018, versus the comparable period in 2017, primarily due to lower expenditures for property, plant and equipment.

Net cash used in financing activities was $57.7 million for the three-month fiscal period ended March 30, 2018, compared to net cash provided by financing activities for the comparable period in 2017 of $10.0 million. This change is primarily attributable to net repayments of our revolving credit facility of $50.7 million in the current period versus net borrowings under our revolving credit facility of $14.9 million in the comparable period in 2017.

Financing Arrangements

Convertible Notes

During May 2017, we issued $200.0 million aggregate principal amount of convertible senior unsecured notes due May 2024 (the "2024 Notes") pursuant to an indenture (the "Indenture"), dated May 12, 2017, between the Company and U.S. Bank National Association, as trustee. In connection therewith, we entered into certain capped call transactions that cover, collectively, the number of shares of the Company's common stock underlying the 2024 Notes. In a separate transaction, we repurchased $103.5 million aggregate principal amount of its existing convertible senior unsecured notes due November 15, 2017 (the "2017 Notes"). In connection with the repurchase of the 2017 Notes, we settled a portion of the associated bond hedge transactions and warrant transactions we entered into in 2010 in connection with their issuance.

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

During the first quarter, we settled a portion of the existing warrant transactions associated with the 2017 Notes. These warrants were settled with 36,726 shares of the Company's common stock, resulting in a reduction to additional paid-in-capital. The remaining warrants have scheduled expiration dates through June 21, 2018, unless earlier settled. We anticipate settling the outstanding warrants with approximately 66,874 shares of the Company's common stock. See below for further discussion on the 2024 Notes and the related transactions.

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
(3) Prior to November 1, 2023, the notes are convertible only in the following circumstances: (1) during any fiscal quarter commencing after July 1, 2017, and only during any such fiscal quarter, if the last reported sale price of the Company's common stock was greater than or equal to 130% of the applicable conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter, (2) during the five consecutive business day period following any ten consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of 2024 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day or (3) upon the occurrence of specified corporate events. On or after November 1, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. If the Company undergoes a fundamental change (as defined in the Indenture), holders of the notes may require the Company to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount to be repurchased, plus any accrued and unpaid interest. As of March 30, 2018, none of the conditions permitting the holders of the 2024 Notes to convert had been met. Therefore, the 2024 Notes are classified as long-term debt.
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

We incurred $7.4 million of debt issuance costs in connection with the sale of the 2024 Notes, which was allocated between the debt and equity components of the instrument. Of the total amount, $0.7 million was recorded as an offset to additional paid-in capital. The balance, $6.7 million, was recorded as a contra-debt balance and is being amortized over the term of the 2024 Notes. Total amortization expense for the three-month fiscal period ended March 30, 2018 was $0.6 million.

Credit Agreement

We have a $700.0 million Credit Agreement, as amended, with JPMorgan Chase Bank N.A., as Administrative Agent, Bank of America, N.A. and Citizens Bank N.A. as Co-Syndication Agents and SunTrust Bank, KeyBank N.A., TD Bank, N.A., BB&T and Fifth Third Bank, as Co-Documentation Agents. The Credit Agreement matures on May 6, 2020 and has revolving commitments of $600.0 million and a Term Loan commitment of $100.0 million. Capitalized terms used but not defined within this discussion of the Credit Agreement have the meanings ascribed thereto in the Credit Agreement.

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

Interest rates on amounts outstanding under the Credit Agreement are variable, and are determined based on the Consolidated Senior Secured Leverage Ratio. At March 30, 2018, the interest rate for the outstanding amounts on both the revolving credit facility and term loan commitment was 2.89%. In addition, we are required to pay a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.175% to 0.300% per annum, based on the Consolidated Senior Secured Leverage Ratio. Fees for outstanding letters of credit range from 1.25% to 2.00%, based on the Consolidated Senior Secured Leverage Ratio.

The financial covenants associated with the Credit Agreement include a requirement that (i) the Consolidated Senior Secured Leverage Ratio cannot be greater than 3.50 to 1.00, with an available election to increase the maximum to 3.75 to 1.00 for four consecutive quarters in connection with a Permitted Acquisition with consideration in excess of $125.0 million; (ii) the Consolidated Total Leverage Ratio cannot be greater than 4.00 to 1.00, with an available election to increase the maximum to 4.25 to 1.00 for four consecutive quarters in connection with a Permitted Acquisition with consideration in excess of $125.0 million; (iii) the Consolidated Interest Coverage Ratio cannot be less than 4.00 to 1.00; and (iv) Liquidity: (a) as of the last day of the fiscal quarter of the Company ending two full fiscal quarters prior to the stated maturity of the 2017 Notes, cannot be less than an amount equal to 50% of the outstanding principal amount of the 2017 Notes, and (b) as of the last day of each fiscal quarter of the Company ending thereafter, cannot be less than an amount equal to the outstanding principal amount of the 2017 Notes as of such day. We were in compliance with the financial covenants as of and for the quarter ended March 30, 2018, and do not anticipate noncompliance in the foreseeable future.

Total average bank borrowings during the quarter ended March 30, 2018, were $200.6 million compared to $256.5 million for the year ended December 31, 2017. As of March 30, 2018 and December 31, 2017, there was $372.6 million and $453.3 million available for borrowing, respectively, under the Revolving Credit Facility, net of letters of credit. However, based on EBITDA levels at March 30, 2018 and December 31, 2017, amounts available for borrowing were limited to $342.2 million and $246.0 million, respectively. Letters of credit are generally considered borrowings for purposes of the Revolving Credit Facility. As of March 30, 2018, $136.6 million letters of credit were outstanding, of which $136.4 million were under the revolving credit facility. Of this amount, $130.0 million letters of credit relate to a JPF DCS contract. As of December 31, 2017, $6.7 million in letters of credit were outstanding, of which, $6.5 million were under the revolving credit facility.

Other Sources/Uses of Capital

In 2018, we contributed $20.0 million to the qualified pension plan through April and $0.1 million to the SERP through the end of the first quarter. Currently, we do not anticipate making any further contributions to the qualified pension plan during 2018. We plan to contribute an additional $0.8 million to the SERP in 2018. For the 2017 plan year, we contributed $10.0 million to the qualified pension plan and $3.1 million to the SERP.

On April 29, 2015, we announced that our Board of Directors approved a share repurchase program ("2015 Share Repurchase Program") authorizing the repurchase of up to $100.0 million of the common stock, par value $1.00 per share, of the Company. This new program replaced our 2000 Stock Repurchase Program. We currently intend to repurchase shares to offset the annual issuance of shares under our employee stock plans, but the timing and actual number of shares repurchased will depend on a variety of factors including stock price, market conditions, corporate and regulatory requirements, capital availability and other factors, including acquisition opportunities. As of March 30, 2018, we had repurchased 861,513 shares under the 2015 Share Repurchase Program and approximately $60.5 million remained available for repurchases under this authorization.

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

Organic Sales

Organic Sales is defined as "Net Sales" less sales derived from acquisitions completed during the previous twelve months. We believe that this measure provides management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, which can obscure underlying trends. We also believe that presenting Organic Sales separately for our segments provides management and investors with useful information about the trends impacting our segments and enables a more direct comparison to other businesses and companies in similar industries. Management recognizes that the term "Organic Sales" may be interpreted differently by other companies and under different circumstances.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

In the first quarter of 2018, the Company entered into letters of credit with a total value of $130.0 million related to a JPF DCS contract. Other than these letters of credit, there have been no material changes outside the ordinary course of business in our contractual obligations or off-balance sheet arrangements during the first three months of 2018. See our 2017 Form 10-K for a discussion of our contractual obligations and off-balance sheet arrangements.

CRITICAL ACCOUNTING ESTIMATES

Preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements in the Company’s 2017 Form 10-K describe the critical accounting estimates and significant accounting policies used in preparing the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in the Company's critical accounting estimates and significant accounting policies in 2018.

RECENT ACCOUNTING STANDARDS

Information regarding recent changes in accounting standards is included in Note 2, Recent Accounting Standards, of the Notes to Condensed Consolidated Financial Statements in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the Company’s exposure to market risk during the first three months of 2018. See the Company’s 2017 Form 10-K for a discussion of the Company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 30, 2018. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 30, 2018, our disclosure controls and procedures were effective.

Changes in Internal Controls

Beginning January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers. As a result of the adoption of this standard, we implemented changes to our processes related to revenue recognition and the related internal controls. These changes include the development of new policies based on the five-step model provided in the ASC 606 standard, training of the new standard throughout the Company, review of contracts to determine the revenue recognition approach that should be used to recognize revenues and collecting information to be included in the ASC 606 disclosures. Other than the changes relating to the adoption of ASC 606, there were no other material changes in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

While it is not possible to predict the outcome of these matters with certainty, based upon available information, management believes that all settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in legal proceedings and that can be reasonably estimated are accrued for at March 30, 2018. Despite this analysis, there can be no assurance that the final outcome of these matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

As of March 30, 2018, neither the Company nor any of its subsidiaries is a party, nor is any of its or their property subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company and its subsidiaries. Additional information relating to certain of these matters is set forth in Note 13, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

Environmental Matters

The Company and its subsidiaries are subject to numerous U.S. Federal, state and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities (including past activities of companies we have acquired). From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which may include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. While it is not possible to predict the outcome of these proceedings, in the opinion of management, any payments we may be required to make as a result of all such claims in existence at March 30, 2018, will not have a material adverse effect on our business, financial condition and results of operations or cash flows.

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

Item 1A. Risk Factors

Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition and cash flows as set forth under Item 1A. “Risk Factors” in our 2017 Form 10-K. From time to time we disclose changes to risk factors that have been previously disclosed. See below for information regarding changes to our risk factors since the filing of our 2017 Form 10-K. Other than the information presented below, we do not believe there have been any material changes to the risk factors previously disclosed in our 2017 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, results of operations, financial position and cash flows.

Recently enacted tariffs on certain imports to the United States and other potential changes to U.S. tariff and import/export regulations may have a negative effect on global economic conditions and our business, financial results and financial condition.
On March 8, 2018, new tariffs were implemented on imports of steel and aluminum into the United States with exemptions for certain countries pending the outcome of certain trade negotiations. While any steel and aluminum we use in our products is produced primarily in North America, the new tariffs may provide domestic steel and aluminum producers the flexibility to increase their prices, at least to a level where their products would still be priced below foreign competitors once the tariffs are taken into account. These tariffs could have an adverse impact on our financial results, which include, but are not limited to, the following: Products we sell include steel and aluminum and if we are unable to pass such price increases through to our customers, it would likely increase our cost of sales and, as a result, decrease our gross margins, operating income and net income. In addition, in response to the new tariffs, a number of other countries are threatening to impose tariffs on U.S. imports, which, if implemented, could increase the price of our products in these countries and may result in our customers looking to alternative sources for our products. This would result in decreased sales, which could have a negative impact on our net income and financial condition. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations.

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

Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and other factors that may cause the Company's actual results and financial condition to differ materially from those expressed or implied in the forward-looking statements. Such risks, uncertainties and other factors include, among others: (i) changes in domestic and foreign economic and competitive conditions in markets served by the Company, particularly the defense, commercial aviation and industrial production markets; (ii) changes in government and customer priorities and requirements (including cost-cutting initiatives, government and customer shut-downs, the potential deferral of awards, terminations or reductions of expenditures to respond to the priorities of Congress and the Administration, or budgetary cuts resulting from Congressional actions or automatic sequestration); (iii) changes in geopolitical conditions in countries where the Company does or intends to do business; (iv) the successful conclusion of competitions for government programs (including new, follow-on and successor programs) and thereafter successful contract negotiations with government authorities (both foreign and domestic) for the terms and conditions of the programs; (v) the timely receipt of any necessary export approvals and/or other licenses or authorizations from the U.S. Government; (vi) timely satisfaction or fulfillment of material contractual conditions precedents in customer purchase orders, contracts, or similar arrangements; (vii) the existence of standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; (viii) the successful resolution of government inquiries or investigations relating to our businesses and programs; (ix) risks and uncertainties associated with the successful implementation and ramp up of significant new programs, including the ability to manufacture the products to the detailed specifications required and recover start-up costs and other investments in the programs; (x) potential difficulties associated with variable acceptance test results, given sensitive production materials and extreme test parameters; (xi) the receipt and successful execution of production orders under the Company's existing U.S. government JPF contract, including the exercise of all contract options and receipt of orders from allied militaries, but excluding any next generation programmable fuze programs, as all have been assumed in connection with goodwill impairment evaluations; (xii) the continued support of the existing K-MAX® helicopter fleet, including sale of existing K-MAX® spare parts inventory and the receipt of orders for new aircraft sufficient to recover our investment in the restart of the K-MAX® production line; (xiii) the accuracy of current cost estimates associated with environmental remediation activities; (xiv) the profitable integration of acquired businesses into the Company's operations; (xv) the ability to implement our ERP systems in a cost-effective and efficient manner, limiting disruption to our business, and allowing us to capture their planned benefits while maintaining an adequate internal control environment; (xvi) changes in supplier sales or vendor incentive policies; (xvii) the effects of price increases or decreases; (xviii) the effects of pension regulations, pension plan assumptions, pension plan asset performance, future contributions and the pension freeze, including the ultimate determination of the U.S. Government's share of any pension curtailment adjustment calculated in accordance with CAS 413; (xix) future levels of indebtedness and capital expenditures; (xx) the continued availability of raw materials and other commodities in adequate supplies and the effect of increased costs for such items; (xxi) the effects of currency exchange rates and foreign competition on future operations; (xxii) changes in laws and regulations, taxes, interest rates, inflation rates and general business conditions; (xxiii) the effects, if any, of the UK's exit from the EU; (xxiv) future repurchases and/or issuances of common stock; (xxv) the occurrence of unanticipated restructuring costs or the failure to realize anticipated savings or benefits from past or future expense reduction actions; and (xxvi) other risks and uncertainties set forth herein, in our 2017 Form 10-K.

Any forward-looking information provided in this report should be considered with these factors in mind. We assume no obligation to update any forward-looking statements contained in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of Common Stock by the Company during the three-month fiscal period ended March 30, 2018:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan (in thousands)
January 1, 2018 - January 26, 2018	17,800	$60.23	17,800	$62,971
January 27, 2018 - February 23, 2018	18,291	$61.57	17,200	$61,913
February 24, 2018 - March 30, 2018	33,492	$61.77	23,000	$60,486
Total	69,583		58,000

(a) During the quarter the Company purchased 11,583 shares in connection with employee tax withholding obligations as permitted by our equity compensation plans, which are SEC Rule 16b-3 qualified compensation plans. These were not purchases under our publicly announced program.

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

Item 6.     Index To Exhibits

10.1
Amendment No. 3 to Amended and Restated Credit Agreement, dated as of May 6, 2015, by and among Kaman Corporation, RWG Germany GmbH, Kaman Composites - UK Holdings Limited, Kaman Lux Holding, S.à r.l and the other subsidiary borrowers from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citizens Bank, N.A., as Co-Syndication Agents, and SunTrust Bank, KeyBank National Association, TD Bank, N.A., Branch Banking and Trust Company and Fifth Third Bank, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 20, 2018, File No. 001-35419).
Previously Filed
10.2
Kaman Corporation Amended and Restated 2013 Management Incentive Plan.* (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 23, 2018, File No. 001-35419
Previously Filed
10.3	Kaman Corporation Amended and Restated Employee Stock Purchase Plan.* (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 23, 2018, File No. 001-35419	Previously Filed
10.4	Form of Long-Term Performance Award Agreement (Payable in Cash) under the Kaman Corporation 2013 Management Incentive Plan, for awards granted on or after February 20, 2018. *	Filed Herewith
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934	Filed Herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934	Filed Herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Management contract or compensatory plan

SIGNATURES

Kaman Corporation and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAMAN CORPORATION
Registrant
Date:	May 7, 2018		/s/ Neal J. Keating
		By:	Neal J. Keating
Chairman, President and
Chief Executive Officer

Date:	May 7, 2018		/s/ Robert D. Starr
		By:	Robert D. Starr
Executive Vice President and
Chief Financial Officer

KAMAN CORPORATION
INDEX TO EXHIBITS

10.1
Amendment No. 3 to Amended and Restated Credit Agreement, dated as of May 6, 2015, by and among Kaman Corporation, RWG Germany GmbH, Kaman Composites - UK Holdings Limited, Kaman Lux Holding, S.à r.l and the other subsidiary borrowers from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citizens Bank, N.A., as Co-Syndication Agents, and SunTrust Bank, KeyBank National Association, TD Bank, N.A., Branch Banking and Trust Company and Fifth Third Bank, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 20, 2018, File No. 001-35419).
Previously Filed
10.2
Kaman Corporation Amended and Restated 2013 Management Incentive Plan.* (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 23, 2018, File No. 001-35419
Previously Filed
10.3	Kaman Corporation Amended and Restated Employee Stock Purchase Plan.* (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 23, 2018, File No. 001-35419	Previously Filed
10.4	Form of Long-Term Performance Award Agreement (Payable in Cash) under the Kaman Corporation 2013 Management Incentive Plan, for awards granted on or after February 20, 2018. *	Filed Herewith
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934	Filed Herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934	Filed Herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Management contract or compensatory plan