Form 10-Q
period 2018-06-29
KAMAN Corp
filed 2018-08-08
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2018

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
Yes         ☐            No          ☒

At July 27, 2018, there were 27,995,688 shares of Common Stock outstanding.

PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts) (Unaudited)

	June 29, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$27,640	$36,904
Accounts receivable, net	250,293	313,451
Contract assets	125,204	—
Contract costs, current portion	3,487	—
Inventories	291,058	367,437
Income tax refunds receivable	3,692	2,889
Other current assets	32,173	27,188
Total current assets	733,547	747,869
Property, plant and equipment, net of accumulated depreciation of $264,224 and $252,611, respectively	188,160	185,452
Goodwill	348,487	351,717
Other intangible assets, net	108,998	117,118
Deferred income taxes	22,998	27,603
Contract costs, noncurrent portion	12,847	—
Other assets	27,157	25,693
Total assets	$1,442,194	$1,455,452
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt, net of debt issuance costs	$8,125	$7,500
Accounts payable – trade	136,140	127,591
Accrued salaries and wages	45,491	48,352
Contract liabilities, current portion	9,928	—
Advances on contracts	—	8,527
Income taxes payable	—	1,517
Other current liabilities	54,462	52,812
Total current liabilities	254,146	246,299
Long-term debt, excluding current portion, net of debt issuance costs	316,168	391,651
Deferred income taxes	7,738	8,024
Underfunded pension	97,356	126,924
Contract liabilities, noncurrent portion	76,330	—
Other long-term liabilities	47,684	46,898
Commitments and contingencies (Note 13)
Shareholders' equity:
Preferred stock, $1 par value, 200,000 shares authorized; none outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; voting; 29,498,470 and 29,141,467 shares issued, respectively	29,498	29,141
Additional paid-in capital	195,749	185,332
Retained earnings	596,270	587,877
Accumulated other comprehensive income (loss)	(117,349)	(115,814)
Less 1,492,623 and 1,325,975 shares of common stock, respectively, held in treasury, at cost	(61,396)	(50,880)
Total shareholders’ equity	642,772	635,656
Total liabilities and shareholders’ equity	$1,442,194	$1,455,452
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts) (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net sales	$468,129	$449,006	$931,456	$884,947
Cost of sales	332,486	314,513	661,706	626,108
Gross profit	135,643	134,493	269,750	258,839
Selling, general and administrative expenses	114,339	107,952	226,092	218,829
Restructuring costs	1,954	—	3,647	—
Net (gain) loss on sale of assets	(1,525)	15	(1,588)	(5)
Operating income	20,875	26,526	41,599	40,015
Interest expense, net	5,002	6,122	10,354	10,282
Non-service pension and post retirement benefit cost (income)	(3,039)	(866)	(6,068)	(1,585)
Other expense (income), net	361	(69)	19	(228)
Earnings before income taxes	18,551	21,339	37,294	31,546
Income tax expense	3,457	7,881	8,134	11,797
Net earnings	$15,094	$13,458	$29,160	$19,749

Earnings per share:
Basic earnings per share	$0.54	$0.49	$1.04	$0.72
Diluted earnings per share	$0.53	$0.48	$1.03	$0.70
Average shares outstanding:
Basic	27,971	27,557	27,911	27,351
Diluted	28,349	27,842	28,258	28,370
Dividends declared per share	$0.20	$0.20	$0.40	$0.40

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net earnings	$15,094	$13,458	$29,160	$19,749
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(11,969)	13,777	(5,956)	16,374
Unrealized gain on derivative instruments, net of tax expense of $0 and $5 and $1 and $115, respectively	—	7	1	191
Change in pension and post-retirement benefit plan liabilities, net of tax expense of $703 and $1,335 and $1,413 and $2,670, respectively	2,203	2,159	4,420	4,368
Other comprehensive income (loss)	(9,766)	15,943	(1,535)	20,933
Comprehensive income	$5,328	$29,401	$27,625	$40,682

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS KAMAN CORPORATION AND SUBSIDIARIES (In thousands) (Unaudited)

	For the Six Months Ended
	June 29, 2018	June 30, 2017
Cash flows from operating activities:
Net earnings	$29,160	$19,749
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	21,125	21,309
Amortization of debt issuance costs	899	1,103
Accretion of convertible notes discount	1,282	2,091
Provision for doubtful accounts	445	511
Net gain on sale of assets	(1,588)	(5)
Loss on debt extinguishment	—	137
Net loss (gain) on derivative instruments	467	(337)
Stock compensation expense	3,817	3,707
Deferred income taxes	7,297	6,131
Changes in assets and liabilities, excluding effects of acquisitions/divestitures:
Accounts receivable	32,836	(34,666)
Contract assets	(42,737)	—
Contract costs	(5,480)	—
Inventories	1,782	3,987
Income tax refunds receivable	(803)	1,031
Other current assets	(6,299)	(1,641)
Accounts payable - trade	7,455	1,774
Contract liabilities	74,865	246
Advances on contracts	—	(8,042)
Other current liabilities	(3,172)	(2,171)
Income taxes payable	(3,049)	(414)
Pension liabilities	(23,887)	(10,312)
Other long-term liabilities	(673)	(4,362)
Net cash provided by (used in) operating activities	93,742	(174)
Cash flows from investing activities:
Proceeds from sale of assets	1,712	253
Expenditures for property, plant & equipment	(15,812)	(15,196)
Acquisition of businesses (net of cash acquired)	—	(1,365)
Other, net	(635)	(763)
Net cash used in investing activities	(14,735)	(17,071)
Cash flows from financing activities:
Net (repayments) borrowings under revolving credit agreements	(71,383)	(53,431)
Debt repayment	(3,750)	(3,125)
Proceeds from the issuance of 2024 convertible note	—	200,000
Repayment of 2017 convertible notes	—	(163,654)
Purchase of capped call - 2024 convertible notes	—	(20,500)
Proceeds from bond hedge settlement - 2017 convertible notes	—	58,564
Net change in bank overdraft	2,578	575
Proceeds from exercise of employee stock awards	5,274	4,681
Purchase of treasury shares	(8,824)	(2,718)
Dividends paid	(11,149)	(10,312)
Debt and equity issuance costs	—	(7,348)
Other	(439)	(235)
Net cash (used in) provided by financing activities	(87,693)	2,497
Net decrease in cash and cash equivalents	(8,686)	(14,748)
Effect of exchange rate changes on cash and cash equivalents	(578)	1,309
Cash and cash equivalents at beginning of period	36,904	41,205
Cash and cash equivalents at end of period	$27,640	$27,766

Supplemental disclosure of noncash activities:
Value of common shares issued for unwind of warrant transactions	$7,583	$30,279
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three-month and six-month fiscal periods ended June 29, 2018 and June 30, 2017
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

The Company has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The second quarters for 2018 and 2017 ended on June 29, 2018, and June 30, 2017, respectively.

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
For the three-month and six-month fiscal periods ended June 29, 2018 and June 30, 2017
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

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments". This standard update was issued to address diversity in practice in how certain cash receipts and cash payments are presented and classified. The provisions of ASU 2016-15 are effective for interim and annual periods beginning after December 15, 2017. Early adoption was permitted. The adoption of this standard update did not have a material impact on the Company's consolidated financial statements.

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
For the three-month and six-month fiscal periods ended June 29, 2018 and June 30, 2017
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
For the three-month and six-month fiscal periods ended June 29, 2018 and June 30, 2017
(Unaudited)

3. SIGNIFICANT ACCOUNTING POLICIES UPDATE

The Company's significant accounting policies are detailed in "Note 1 - Summary of Significant Accounting Policies" of its Annual Report on Form 10-K for the year-ended December 31, 2017. Significant changes to the Company's accounting policies as a result of adopting new accounting standards are discussed below:

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

A contract is accounted for when there has been approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Performance obligations under a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract. In certain instances, the Company has concluded distinct goods or services should be accounted for as a single performance obligation when they are a series of distinct goods or services that have the same pattern of transfer to the customer. To the extent a contract includes multiple promised goods or services, the Company must apply judgment to determine whether the customer can benefit from the goods or services either on their own or together with other resources that are readily available to the customer (the goods or services are distinct) and if the promise to transfer the goods or services to the customer is separately identifiable from other promises in the contract (the goods or services are distinct in the context of the contract). If these criteria are not met, the promised services are accounted for as a single performance obligation. The transaction price is determined based on the consideration that the Company will be entitled to in exchange for transferring goods or services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price, generally utilizing the expected value method. Determining the transaction price requires significant judgment. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis. Standalone selling price is determined by the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price by taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations. Performance obligations are satisfied either over time or at a point in time as discussed in further detail below. In addition, the Company's contracts with customers generally do not include significant financing components or non-cash consideration.

In certain instances, the Company has accounted for contracts using the portfolio approach, a practical expedient permissible under the standard. The determination of when the use of the portfolio approach is appropriate requires judgment from management based on consideration of all the facts and circumstances. The Company uses the portfolio approach when the effect of accounting for a group of contracts or a group of performance obligations would not differ materially from considering each contract or performance obligation separately. This determination requires the use of estimates and assumptions that reflect the size and composition of the portfolio. The Company primarily uses the portfolio approach within its over time revenue streams throughout the Distribution segment as well as for its commercial and defense bearings and structures businesses in the Aerospace segment. The Company's primary criteria considered when using the portfolio approach is the commonality of economic factors, which generally follow the product type based on consistent production costs and standard pricing for the products.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 29, 2018 and June 30, 2017
(Unaudited)

3. SIGNIFICANT ACCOUNTING POLICIES UPDATE (CONTINUED)

Revenue Recognition - continued

Distribution segment

The Distribution segment has historically recognized the majority of its revenue when the sales price was fixed, collectability was reasonably assured and the product's title and risk of loss had transferred to the customer. This method of revenue recognition remains substantially the same as revenue will be recognized at the point in time when title transfers to the customer, as this is when the performance obligations are generally controlled by the customer. A small percentage of revenue within the Distribution segment, specifically certain contracts for value-add services, engineering services and repairs, are accounted for over time under ASC 606. For the over time contracts within the Distribution segment, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. The Company generally uses the cost-to-cost measure of progress for its contracts because it best depicts the transfer of assets to the customer which occurs as cost is incurred under the contracts. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. The Company performs detailed quarterly reviews of the progress and execution of its performance obligations under certain larger contracts. As part of this process, management reviews information, primarily its estimated costs at completion and costs incurred to date by its vendors as a majority of production costs at the segment are incurred by third party vendors. These estimated costs are included in the calculation of the measures of progress towards completion.

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

For certain programs in the Aerospace segment, the Company recognizes revenue over time because of continuous transfer of control to the customer. For USG contracts, this continuous transfer of control to the customer is supported by clauses in the contract that provide lien rights to the customer over the work in progress, thereby control transfers as costs are incurred. For non-USG contracts, the customer typically controls the work in progress because the Company is producing products that do not have an alternative use to the Company and where contractual termination clauses provide the Company rights to payment for work performed to date plus a reasonable profit.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 29, 2018 and June 30, 2017
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

For contracts that recognize revenue over time, the Company performs detailed quarterly reviews of the progress and execution of its performance obligations under these contracts. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenues and costs. The risks and opportunities include management's judgment about the ability and cost to achieve the schedule (e.g. the number and type of milestone events), technical requirements (e.g., a newly-developed product versus a mature product) and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation (e.g. to estimate increases in wages and prices for materials and related support cost allocations), execution by subcontractors, the availability and timing of funding from customers and overhead cost rates, among other variables. Based upon these reviews, the Company will record the effects of adjustments in profit estimates each period. If at any time management determines that in the case of a particular contract total costs will exceed total contract revenue, a provision for the entire anticipated contract loss is recorded at that time. The amount of revenue recognized in the three-month and six-month fiscal periods ended June 29, 2018 from performance obligations satisfied (or partially satisfied) in previous periods was $1.4 million and $3.0 million, respectively. These amounts were primarily related to changes in the estimates of the stage of completion of Aerospace contracts, more specifically the JPF contract with the USG, the AH-1Z contract and the SH-2G contract with Peru. For the three-month and six-month fiscal periods ended June 30, 2017, there were net increases in the Company's operating income attributable to changes in contract estimates of $1.1 million and $2.1 million, respectively. These increases were primarily a result of improved performance on the JPF USG Program, the AH-1Z program and the SH-2G program with Peru. These improvements were partially offset by cost growth on the K-MAX® and A-10 programs.

Due to the nature of the work required to be performed on many of the Company's performance obligations, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment. From time-to-time the Company enters into long-term contracts with the USG that contain award fees, incentive fees or other provisions that can either increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and can be based upon customer discretion. The Company estimates variable consideration at the most likely amount to which it expects to be entitled. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company's anticipated performance and all information (historical, current and forecasted) that is reasonably available. The Company does not include financing components as variable consideration if less than one year. At June 29, 2018, the Company did not have any significant financing components.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 29, 2018 and June 30, 2017
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
For the three-month and six-month fiscal periods ended June 29, 2018 and June 30, 2017
(Unaudited)

3. SIGNIFICANT ACCOUNTING POLICIES UPDATE (CONTINUED)

Revenue Recognition - continued

The reduction to retained earnings of $9.6 million in the cumulative effect adjustment on January 1, 2018 primarily reflects the reduction of $32.5 million in costs previously capitalized in inventory, which included deferred unit costs in excess of the contract average and previously capitalized general and administrative costs, partially offset by the acceleration of net sales of $62.3 million and associated gross profit of $20.2 million for deliveries that would have occurred in 2018, but are now recognized over time as costs are incurred.

The following tables summarize the impacts of ASC 606 on the Company's condensed consolidated financial statements.

	June 29, 2018
	As reported	Adjustments	Balances without adoption of ASC 606
In thousands
Assets
Accounts receivable, net	$250,293	$19,355	$269,648
Contract assets	125,204	(125,204)	—
Contract costs, current portion	3,487	(3,487)	—
Inventories	291,058	121,351	412,409
Income tax refunds receivable	3,692	4,722	8,414
Other current assets	32,173	(183)	31,990
Deferred income taxes	22,998	(4,254)	18,744
Contract costs, noncurrent portion	12,847	(12,847)	—

Liabilities
Accounts payable - trade	$136,140	$(980)	$135,160
Contract liabilities, current portion	9,928	(9,928)	—
Advances on contracts, current portion	—	9,919	9,919
Other current liabilities	54,462	572	55,034
Deferred income taxes	7,738	(3)	7,735
Contract liabilities, noncurrent portion	76,330	(76,330)	—
Advances on contracts, noncurrent portion	—	76,330	76,330

Equity
Retained earnings	$596,270	$(127)	$596,143

For the six-month fiscal period ended June 29, 2018, the Company realized changes of asset and liability accounts as described above, with no impact to the Company's cash flows from operating activities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 29, 2018 and June 30, 2017
(Unaudited)

3. SIGNIFICANT ACCOUNTING POLICIES UPDATE (CONTINUED)

Revenue Recognition - continued

	For the Three Months Ended
	June 29, 2018
	As reported	Adjustments	Balances without adoption of ASC 606
In thousands
Net sales	$468,129	$(18,473)	$449,656
Cost of sales	332,486	(13,370)	319,116
Gross profit	135,643	(5,103)	130,540
Selling, general and administrative expenses	114,339	(1,944)	112,395
Restructuring costs	1,954	—	1,954
Net gain on sale of assets	(1,525)	—	(1,525)
Operating income	20,875	(3,159)	17,716
Interest expense, net	5,002	—	5,002
Non-service pension and post retirement benefit cost (income)	(3,039)	—	(3,039)
Other expense (income), net	361	—	361
Earnings before income taxes	18,551	(3,159)	15,392
Income tax expense	3,457	(813)	2,644
Net earnings	$15,094	$(2,346)	$12,748

	For the Six Months Ended
	June 29, 2018
	As reported	Adjustments	Balances without adoption of ASC 606
In thousands
Net sales	$931,456	$(61,974)	$869,482
Cost of sales	661,706	(46,628)	615,078
Gross profit	269,750	(15,346)	254,404
Selling, general and administrative expenses	226,092	(2,521)	223,571
Restructuring costs	3,647	—	3,647
Net gain on sale of assets	(1,588)	—	(1,588)
Operating income	41,599	(12,825)	28,774
Interest expense, net	10,354	—	10,354
Non-service pension and post retirement benefit cost (income)	(6,068)	—	(6,068)
Other expense (income), net	19	—	19
Earnings before income taxes	37,294	(12,825)	24,469
Income tax expense	8,134	(3,114)	5,020
Net earnings	$29,160	$(9,711)	$19,449

For the three-month and six-month fiscal periods ended June 29, 2018, the only adjustments to comprehensive income when comparing the balances with ASC 606 and the balances without ASC 606 included the adjustments to net earnings presented above.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 29, 2018 and June 30, 2017
(Unaudited)

3. SIGNIFICANT ACCOUNTING POLICIES UPDATE (CONTINUED)

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

Contract Costs

Contract costs consist of costs to obtain and fulfill a contract. Costs to fulfill a contract primarily consist of nonrecurring engineering costs incurred at the start of a new program for which such costs are expected to be recovered under existing and future contracts. Such costs are amortized over the estimated revenue amount of the contract. Costs to obtain a contract consist of commissions and agent fees paid in connection with the award of a contract. If these costs are determined to have an amortization period of less than one year, the Company applies the practical expedient and the related costs are expensed as incurred. If the amortization period is determined to be greater than a year and the incremental costs to obtaining the contract qualify as an asset, then the contract costs are recorded and amortized over the estimated contract revenue. At June 29, 2018, costs to fulfill a contract and costs to obtain a contract were $9.5 million and $6.8 million, respectively. These amounts are included in contract costs, current portion and contract costs, noncurrent portion on the Company's Condensed Consolidated Balance Sheets at June 29, 2018.

Contract Liabilities

The Company's contract liabilities consist of advance payments and billings in excess of revenue recognized and deferred revenue. Advance payments and billings in excess of revenue recognized are classified as current or noncurrent based on the timing of when recognition of revenue is expected. At June 29, 2018, the noncurrent portion of contract liabilities was $76.3 million, which is included in contract liabilities, noncurrent portion in the Company's Condensed Consolidated Balance Sheets.

Unfulfilled Performance Obligations

Unfulfilled performance obligations ("backlog") represents the transaction price of firm orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts. As of June 29, 2018, the aggregate amount of the transaction price allocated to backlog was $969.0 million. The Company expects to recognize revenue on approximately $585.6 million of this amount over the next 12 months, with the remaining amount to be recognized thereafter.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 29, 2018 and June 30, 2017
(Unaudited)

3. SIGNIFICANT ACCOUNTING POLICIES UPDATE (CONTINUED)

Pension - continued

The following tables summarize the impacts of the adoption of ASU 2017-07 on the Company's Condensed Statement of Operations and segment operating income.

	For the Three Months Ended
	June 30, 2017
	As previously reported	Adjustments	As adjusted
In thousands
Cost of sales	$314,043	$470	$314,513
Gross profit	134,963	(470)	134,493
Selling, general and administrative expenses	107,556	396	107,952
Operating income	27,392	(866)	26,526
Non-service pension and post retirement benefit cost (income)	—	(866)	(866)

Segment operating income
Distribution	$15,934	$(277)	$15,657
Aerospace	26,270	(558)	25,712
Corporate expenses	(14,797)	(31)	(14,828)

	For the Six Months Ended
	June 30, 2017
	As previously reported	Adjustments	As adjusted
In thousands
Cost of sales	$625,168	$940	$626,108
Gross profit	259,779	(940)	258,839
Selling, general and administrative expenses	218,184	645	218,829
Operating income	41,600	(1,585)	40,015
Non-service pension and post retirement benefit cost (income)	—	(1,585)	(1,585)

Segment operating income
Distribution	$27,628	$(555)	$27,073
Aerospace	42,859	(1,117)	41,742
Corporate expenses	(28,892)	87	(28,805)

4. RESTRUCTURING COSTS

During the third quarter of 2017, the Company initiated restructuring activities at its Aerospace segment to support the ongoing effort of improving capacity utilization and operating efficiency to better position the Company for increased profitability and growth. Such actions include workforce reductions and the consolidation of operations, beginning in the third quarter of 2017 through the planned completion of restructuring activities in the fourth quarter of 2018. The Company currently expects these actions to result in approximately $7.0 million to $8.5 million in pre-tax restructuring and transition charges and, beginning in 2019, will result in total cost savings of approximately $4.0 million annually.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 29, 2018 and June 30, 2017
(Unaudited)

4. RESTRUCTURING COSTS (CONTINUED)

The following table summarizes the accrual balances by cost type for the restructuring actions:

	Severance	Other (1)	Total
In thousands
Restructuring accrual balance at December 31, 2017	$1,172	$179	$1,351
Provision	1,019	1,245	2,264
Cash payments	(1,268)	(1,223)	(2,491)
Changes in foreign currency exchange rates	(6)	(8)	(14)
Restructuring accrual balance at June 29, 2018	$917	$193	$1,110
(1) Includes costs associated with consolidation of facilities.

The above accrual balance was included in other current liabilities on the Company's Consolidated Balance Sheets. For the three-month and six-month fiscal periods, the Aerospace segment incurred $1.5 million and $2.3 million in costs, respectively, associated with the restructuring activities described above. Since the announcement of these restructuring activities, restructuring expense as of June 29, 2018 was $4.9 million. Included in this expense is approximately $1.0 million of cost that primarily relates to the write-off of inventory for various small order programs that the Company will no longer continue to manufacture as a result of the consolidation of operations

Other Matters

In addition to the restructuring above, for the three-month and six-month fiscal periods ended June 29, 2018, the Aerospace segment incurred $0.3 million and $1.2 million in costs, respectively, associated with the termination of certain distributor agreements and separation costs for certain employees not covered by the restructuring activities noted above. The Distribution segment incurred $0.1 million in separation costs for certain employees in the three-month fiscal period ended June 29, 2018. These amounts are not included in the table above.

5. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	June 29, 2018	December 31, 2017
In thousands
Trade receivables	$165,835	$152,078
U.S. Government contracts:
Billed	19,355	26,093
Cost and accrued profit - not billed	1,230	862
Commercial and other government contracts
Billed	67,025	107,962
Cost and accrued profit - not billed	911	30,590
Less allowance for doubtful accounts	(4,063)	(4,134)
Accounts receivable, net	$250,293	$313,451

The decrease in commercial and other government contracts cost and accrued profit - not billed was primarily attributable to the adoption of ASC 606.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 29, 2018 and June 30, 2017
(Unaudited)

5. ACCOUNTS RECEIVABLE, NET (CONTINUED)

Accounts receivable, net includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	June 29, 2018	December 31, 2017
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$900	$900

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

Reconciliation of Contract Balances

Activity related to contract assets, contract costs and contract liabilities is as follows:

	June 29, 2018	January 1, 2018(1)	$ Change	% Change
In thousands
Contract assets	$125,204	$82,699	$42,505	51.4%

Contract costs, current portion	$3,487	$3,022	$465	15.4%
Contract costs, noncurrent portion	$12,847	$7,852	$4,995	63.6%

Contract liabilities, current portion	$9,928	$10,705	$(777)	(7.3)%
Contract liabilities, noncurrent portion	$76,330	$689	$75,641	10,978.4%
(1) These amounts include the impact of the cumulative effect adjustment resulting from the adoption of ASC 606.

Contract Assets

The increase in contract assets was primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the six-month fiscal period ended June 29, 2018. This increase is primarily related to work performed and not yet billed on the JPF program with the USG, legacy fuze programs and the SH-2G program with Peru in the Aerospace segment and the automation, control and energy product line at the Distribution segment. There were no significant impairment losses related to the Company's contract assets during the six-month fiscal period ended June 29, 2018.

Contract assets includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	June 29, 2018	December 31, 2017
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$3,423	$—

On January 1, 2018, $4.3 million in claims previously included in inventory were reclassified to contract assets as part of the cumulative effect adjustment resulting from the adoption of ASC 606. This amount was partially offset by the settlement of a claim in the six-month fiscal period ended June 29, 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 29, 2018 and June 30, 2017
(Unaudited)

6. CONTRACT ASSETS, CONTRACT COSTS AND CONTRACT LIABILITIES (CONTINUED)

Contract Costs

The increase in contract costs, current portion was primarily related to costs to fulfill certain metallic structures programs, partially offset by amortization of contract costs. For the three-month and six-month fiscal periods ended June 29, 2018, amortization of contract costs was $1.0 million and $1.7 million, respectively.

The increase in contract costs, noncurrent portion was primarily related to costs to obtain a JPF DCS contract.

Contract Liabilities

The decrease in contract liabilities, current portion was primarily due to revenue recognized in excess of payments received on these performance obligations, primarily associated with deliveries under a JPF DCS contract and the K-MAX® program, partially offset by an advance payment received for a JPF DCS contract. For the three-month and six-month fiscal periods ended June 29, 2018, revenue recognized related to contract liabilities, current portion at January 1, 2018 was $1.4 million and $6.4 million.

The increase in contract liabilities, noncurrent portion was due to an advance payment received for a JPF DCS contract. For the three-month and six-month fiscal periods ended June 29, 2018, the Company did not recognize revenue against contract liabilities, noncurrent portion.

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

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value:

	June 29, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
In thousands
Debt (1)	$330,264	$382,945	$405,602	$428,432
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 29, 2018 and June 30, 2017
(Unaudited)

7. FAIR VALUE MEASUREMENTS (CONTINUED)

Recurring Fair Value Measurements

The Company holds derivative instruments for foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates and its counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy. At June 29, 2018, the derivative instruments have been included in other current liabilities on the Condensed Consolidated Balance Sheets. At December 31, 2017, the derivative instruments were included in other current assets and other assets on the Condensed Consolidated Balance Sheets. Based on the Company's continued ability to trade and enter into forward contracts and interest rate swaps, the Company considers the markets for its fair value instruments to be active.

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of June 29, 2018, such credit risks have not had an adverse impact on the fair value of these instruments.

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

Forward Exchange Contracts

The Company holds forward exchange contracts designed to hedge forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on the Company’s earnings and cash flows. Some of these contracts are designated as cash flow hedges. The Company will include in earnings amounts currently included in accumulated other comprehensive income upon recognition of cost of sales related to the underlying transaction. These contracts were not material to the Company's Condensed Consolidated Balance Sheets as of June 29, 2018 and December 31, 2017. The activity related to these contracts was not material to the Company's Condensed Consolidated Financial Statements for the three-month and six-month fiscal periods ended June 29, 2018 and June 30, 2017.

9. INVENTORIES

Inventories consist of the following:

	June 29, 2018	December 31, 2017
In thousands
Merchandise for resale	$151,372	$151,520
Raw materials	15,313	18,871
Contracts and other work in process (including certain general stock materials)	105,620	171,403
Finished goods	18,753	25,643
Total	$291,058	$367,437

The decrease in contracts and other work in process (including certain general stock materials) was primarily attributable to the adoption of ASC 606.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 29, 2018 and June 30, 2017
(Unaudited)

9. INVENTORIES (CONTINUED)

Inventories include amounts associated with matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	June 29, 2018	December 31, 2017
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$64	$4,375

As a result of the adoption of ASC 606, $4.3 million of claims in inventory at December 31, 2017 were reclassified to contract assets as part of the cumulative effect adjustment on January 1, 2018.

At June 29, 2018, and December 31, 2017, $42.0 million and $25.5 million, respectively, of K-MAX® inventory, including inventory associated with the new build aircraft, was included in contracts and other work in process inventory and finished goods on the Company's Condensed Consolidated Balance Sheets. Management believes that approximately $13.7 million of the K-MAX® inventory will be sold after June 29, 2019, based upon the anticipation of additional aircraft manufacturing and supporting the fleet for the foreseeable future.

At June 29, 2018, and December 31, 2017, $5.4 million and $6.2 million, respectively, of SH-2G(I) inventory was included in contracts and other work in process inventory on the Company's Condensed Consolidated Balance Sheets. Management believes that approximately $5.1 million of the SH-2G(I) inventory will be sold after June 29, 2019. This balance represents spares requirements and inventory to be used on SH-2G programs.

10. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company:

	Distribution	Aerospace	Total
In thousands
Gross balance at December 31, 2017	$149,204	$218,765	$367,969
Accumulated impairment	—	(16,252)	(16,252)
Net balance at December 31, 2017	149,204	202,513	351,717
Additions	—	—	—
Impairments	—	—	—
Foreign currency translation	—	(3,230)	(3,230)
Ending balance at June 29, 2018	$149,204	$199,283	$348,487

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 29, 2018 and June 30, 2017
(Unaudited)

10. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)

Other Intangibles

Other intangible assets consisted of:

		At June 29,		At December 31,
		2018		2017
	Amortization Period	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
In thousands
Customer lists / relationships	6-26 years	$158,412	$(70,756)	$159,592	$(65,036)
Developed technologies	10-20 years	19,899	(3,394)	20,148	(2,790)
Trademarks / trade names	3-15 years	8,847	(4,115)	8,995	(3,905)
Non-compete agreements and other	1-9 years	8,287	(8,265)	8,345	(8,319)
Patents	17 years	523	(440)	523	(435)
Total		$195,968	$(86,970)	$197,603	$(80,485)

The changes in other intangible assets were due to changes in foreign currency exchange rates.

In accordance with ASC 360 - Property, Plant, and Equipment ("ASC 360"), the Company is required to evaluate long-lived intangible assets for possible impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The Company is continuing to monitor the ongoing operating performance of the U.K. and Engineering Services businesses, including an ongoing assessment for potential triggering events that would require further evaluation. The total amount of intangible assets at the U.K. and Engineering Services businesses at June 29, 2018 was $10.5 million and $1.0 million, respectively.

11. DEBT

Convertible Notes

During 2017, the Company settled the Convertible Notes due 2017 ("2017 Notes"), the associated bond hedge transactions and a portion of the associated warrant transactions. A portion of the existing warrant transactions associated with the 2017 Notes remained outstanding as of December 31, 2017. During the first half of 2018, the remaining warrant transactions were settled with 114,778 shares of the Company's common stock.

12. PENSION PLANS

Components of net pension cost for the Qualified Pension Plan and Supplemental Employees’ Retirement Plan ("SERP") are as follows:

	For the Three Months Ended
	Qualified Pension Plan		SERP
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
In thousands
Service cost	$1,224	$1,199	$—	$—
Interest cost on projected benefit obligation	5,951	6,090	63	62
Expected return on plan assets	(11,960)	(10,512)	—	—
Amortization of net loss	2,843	3,486	64	8
Net pension (income) cost	$(1,942)	$263	$127	$70

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 29, 2018 and June 30, 2017
(Unaudited)

12. PENSION PLANS (CONTINUED)

	For the Six Months Ended
	Qualified Pension Plan		SERP
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
In thousands
Service cost	$2,448	$2,397	$—	$—
Interest cost on projected benefit obligation	11,902	12,179	117	123
Expected return on plan assets	(23,920)	(21,024)	—	—
Amortization of net loss	5,686	6,972	147	66
Additional amount recognized due to curtailment/settlement	—	—	—	99
Net pension (income) cost	$(3,884)	$524	$264	$288

During the six-month fiscal period ended June 29, 2018, the Company has contributed $20.0 million to the qualified pension plan. The Company is evaluating whether it will make further contributions to the qualified pension plan during 2018. During the six-month fiscal period ended June 29, 2018, the Company contributed $0.3 million to the SERP. The Company plans to contribute an additional $0.6 million to the SERP in 2018. For the 2017 plan year, the Company contributed $10.0 million to the qualified pension plan and $3.1 million to the SERP.

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

13. COMMITMENTS AND CONTINGENCIES

Pension Freeze

Effective December 31, 2015, the Company's qualified pension plan was frozen with respect to future benefit accruals. Under USG Cost Accounting Standard (“CAS”) 413 the Company must determine the USG’s share of any pension curtailment adjustment calculated in accordance with CAS. Such adjustments can result in an amount due to the USG for pension plans that are in a surplus position or an amount due to the contractor for plans that are in a deficit position. During the fourth quarter of 2016, the Company accrued a $0.3 million liability representing its estimate of the amount due to the USG based on the Company's pension curtailment adjustment calculation, which was submitted to the USG for review in December 2016. The Company has maintained its accrual at $0.3 million as of June 29, 2018. There can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on the Company's results of operations, financial position and cash flows.

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
For the three-month and six-month fiscal periods ended June 29, 2018 and June 30, 2017
(Unaudited)

13. COMMITMENTS AND CONTINGENCIES (CONTINUED)

New Hartford Property - continued

The Company's estimate of its portion of the cost to assess the environmental conditions and remediate this site is $2.3 million, all of which has been accrued. The total amount paid to date in connection with these environmental remediation activities is $1.6 million. At June 29, 2018, the Company had $0.7 million accrued for these environmental remediation activities. A portion ($0.1 million) of the accrual related to this property is included in other current liabilities and the balance is included in other long-term liabilities. The remaining balance of the accrual reflects the total anticipated cost of completing these environmental remediation activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

Bloomfield Property

In connection with the Company’s 2008 purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation had leased from NAVAIR, the Company assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and is currently remediating the property under the guidance of the Connecticut Department of Environmental Protection ("CTDEP"). The assumed environmental liability of $10.3 million was determined by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. The total amount paid to date in connection with these environmental remediation activities is $13.5 million. At June 29, 2018, the Company had $2.2 million accrued for these environmental remediation activities. A portion ($0.4 million) of the accrual related to this property is included in other current liabilities, and the balance is included in other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

Rimpar Property

In connection with the Company's purchase of GRW, the Company assumed responsibility for the environmental remediation at the Rimpar, Germany facility. In 2016, the Company completed an assessment which determined the estimated remediation liability was $0.5 million. The total amount paid to date in connection with these environmental remediation activities is $0.2 million. The balance ($0.3 million) of the accrual related to this property is included in other current liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

Aerospace Claim Matter

On June 29, 2016, the Company received notification from a customer of their intent to file a claim for recovery of costs and expenses related to rework on certain aerostructure components previously delivered by the Company to the customer. The original notification did not indicate the extent of the rework undertaken by the customer, the cost or expenses incurred by the customer or the time frame in which the customer anticipated filing its formal claim. On October 17, 2017, the Company received a letter from the customer seeking to recover $12.4 million associated with the rework of these components and related costs incurred by the customer. The Company estimates the cost to rework the aerostructure components delivered to the customer over the time period in question is approximately $0.2 million. In the first half of 2018, the parties continued to exchange correspondence and supporting documentation to support their respective positions. The parties continue to seek resolution of this claim through further discussions and negotiations. The Company does not believe the claim has merit and will continue to vigorously defend against the claim, and will pursue appropriate legal remedies necessary to protect its position. Based on this analysis, the Company has accrued $0.2 million, the estimated cost to rework the aerostructure components, as of June 29, 2018; however, there can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on the Company's results of operations, financial position and cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 29, 2018 and June 30, 2017
(Unaudited)

13. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Offset Agreement

During January 2018, the Company entered into an offset agreement as a condition to obtaining orders from a foreign customer for the Company's JPF product. At June 29, 2018, the offset agreement had an outstanding notional value of approximately $194.0 million; however, the ultimate value is subject to the nature of the Company's satisfaction of these requirements. This agreement is designed to return economic value to the foreign country by requiring the Company to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. The offset agreement may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects and the purchase by third parties of supplies from in-country vendors. This agreement may also be satisfied through the Company's use of cash for activities, such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. The amount ultimately applied against the offset agreement is based on negotiations with the customer and may require cash outlays that represent only a fraction of the notional value in the offset agreement. The offset program extends for several years and provides for potential penalties up to $16.5 million payable to the customer in the event the offset requirements of the contract are not met. The Company is currently in the process of developing a plan to satisfy the offset requirements.

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

	For the Three Months Ended		For the Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
In thousands, except per share amounts
Net earnings	$15,094	$13,458	$29,160	$19,749

Basic:
Weighted average number of shares outstanding	27,971	27,557	27,911	27,351
Basic earnings per share	$0.54	$0.49	$1.04	$0.72

Diluted:
Weighted average number of shares outstanding	27,971	27,557	27,911	27,351
Weighted average shares issuable on exercise of dilutive stock options	237	141	228	154
Weighted average shares issuable on redemption of convertible notes	108	108	54	628
Weighted average shares issuable on redemption of warrants related to the 2017 Notes	33	36	65	237
Total	28,349	27,842	28,258	28,370

Diluted earnings per share	$0.53	$0.48	$1.03	$0.70

Equity awards

For the three-month and six-month fiscal periods ended June 29, 2018, respectively, 182,040 and 190,775 shares issuable under equity awards granted to employees were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period. For the three-month and six-month fiscal periods ended June 30, 2017, respectively, 350,649 and 286,343 shares issuable under equity awards granted to employees were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 29, 2018 and June 30, 2017
(Unaudited)

14. COMPUTATION OF EARNINGS PER SHARE (CONTINUED)

2017 Convertible Notes

For the three-month and six-month fiscal periods ended June 30, 2017, shares issuable under the 2017 Notes that were dilutive during the period were included in the calculation of earnings per share as the conversion price for the 2017 Notes was less than the average share price of the Company's stock.

2024 Convertible Notes

For the three-month and six-month fiscal periods ended June 29, 2018, shares issuable under the Convertible Notes due 2024 were included in the diluted earnings per share calculation because the conversion price was less than the average market price of the Company's stock during the periods. For the three-month and six-month fiscal periods ended June 30, 2017, shares issuable under the Convertible Notes due 2024 were excluded from the diluted earnings per share calculation because the conversion price was greater than the average market price of the Company's stock during the periods.

Warrants

For the fiscal periods ended June 29, 2018 and June 30, 2017, shares issuable under the warrants issued in connection with the Company's 2017 Notes were included in the calculation for diluted earnings per share as the strike price of the warrants was less than the average price of the Company's stock.

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

Compensation expense for stock options, restricted stock awards and restricted stock units is recognized on a straight-line basis over the vesting period of the awards. Share-based compensation expense recorded for the three-month and six-month fiscal periods ended June 29, 2018, was $2.3 million and $3.8 million, respectively. Share-based compensation expense recorded for the three-month and six-month fiscal periods ended June 30, 2017, was $2.3 million and $3.7 million, respectively.

From time-to-time, the Company has issued stock awards with market and performance based conditions. Currently, there are three awards with these conditions that have not been settled. The number of shares earned under an award granted in 2014 has been determined at a 139.9% achievement level, representing 1,506 shares to be delivered in 2019. The number of shares earned under an award granted in 2015 has been determined at a 142.3% achievement level, representing 1,573 shares to be delivered in 2019. The remaining shares for the award granted in 2016 has not yet been determined; however, assuming a 100% achievement level, the number of shares would be 1,060. The Company measures the cost of these awards based on their grant date fair value to the extent of the probable number of shares to be earned upon vesting. Amortization of this cost is recorded on a straight-line basis over the requisite service period. Throughout the course of the requisite service period, the Company monitors the level of achievement compared to the target and adjusts the number of shares expected to be earned, and the related compensation expense recorded thereafter, to reflect the updated most probable outcome. Compensation expense for these awards for the three-month and six-month fiscal periods ended June 29, 2018, and June 30, 2017, was not material.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 29, 2018 and June 30, 2017
(Unaudited)

15. SHARE-BASED ARRANGEMENTS (CONTINUED)

Stock option activity was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 29, 2018		June 29, 2018
	Options	Weighted - average exercise price	Options	Weighted - average exercise price
Options outstanding at beginning of period	1,042,136	$44.90	925,385	$40.43
Granted	—	$—	199,510	$62.46
Exercised	(76,701)	$34.55	(147,276)	$35.43
Forfeited or expired	—	$—	(12,184)	$42.13
Options outstanding at June 29, 2018	965,435	$45.73	965,435	$45.73

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	For the Six Months Ended
	June 29, 2018	June 30, 2017
Expected option term (years)	4.9	5.0
Expected volatility	18.1%	19.9%
Risk-free interest rate	2.6%	1.9%
Expected dividend yield	1.5%	1.6%
Per share fair value of options granted	$10.65	$8.61

Restricted stock award and restricted stock unit activity was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 29, 2018		June 29, 2018
	Restricted Stock	Weighted- average grant date fair value	Restricted Stock	Weighted- average grant date fair value
Restricted Stock outstanding at beginning of period	153,269	$49.98	154,882	$44.50
Granted	17,757	$63.37	60,247	$62.73
Vested	(19,105)	$62.32	(61,466)	$48.76
Forfeited or expired	(695)	$55.75	(2,437)	$48.36
Restricted Stock outstanding at June 29, 2018	151,226	$49.96	151,226	$49.96

Plan Amendments

On April 18, 2018, the shareholders of the Company approved the amendment and restatement of the 2013 Management Incentive Plan (“the 2013 Plan”). The amendment increased the number of authorized shares by 2,250,000 shares. As of June 29, 2018, 2,464,780 shares were available for grant under the plan.

Also on April 18, 2018, the shareholders of the Company approved the amendment and restatement of the Kaman Corporation Employee Stock Purchase Plan (“ESPP”). The amendment increased the number of shares of common stock available under the ESPP by 500,000 shares. As of June 29, 2018, 641,466 shares were available for purchase under the plan.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 29, 2018 and June 30, 2017
(Unaudited)

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

Summarized financial information by business segment is as follows:

	For the Three Months Ended		For the Six Months Ended
In thousands	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net sales:
Distribution	$289,523	$278,706	$573,455	$550,324
Aerospace	178,606	170,300	358,001	334,623
Net sales	$468,129	$449,006	$931,456	$884,947
Operating income:
Distribution(1)	$13,546	$15,657	$25,380	$27,073
Aerospace(1)	22,741	25,712	45,403	41,742
Net gain (loss) on sale of assets	1,525	(15)	1,588	5
Corporate expense(1)	(16,937)	(14,828)	(30,772)	(28,805)
Operating income(1)	20,875	26,526	41,599	40,015
Interest expense, net	5,002	6,122	10,354	10,282
Non-service pension and post retirement benefit cost (income)(1)	(3,039)	(866)	(6,068)	(1,585)
Other expense (income), net	361	(69)	19	(228)
Earnings before income taxes	18,551	21,339	37,294	31,546
Income tax expense	3,457	7,881	8,134	11,797
Net earnings	$15,094	$13,458	$29,160	$19,749
(1) The prior year amounts were adjusted to reflect the impact of the adjustments resulting from the adoption of ASU 2017-07, "Compensation - Retirement Benefits (Topic 715) - Improving the Net Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost".

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 29, 2018 and June 30, 2017
(Unaudited)

16. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

Disaggregation of Revenue

The following table disaggregates total revenue by major product line.

	For the Three Months Ended		For the Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
In thousands
Distribution
Bearings and Power Transmission	$143,802	$137,776	$287,187	$272,698
Automation, Control and Energy	85,976	84,753	171,137	166,835
Fluid Power	59,745	56,177	115,131	110,791
Total Distribution Sales	$289,523	$278,706	$573,455	$550,324

Aerospace
Military and Defense, excluding fuzes	$51,743	$50,675	$99,499	$97,656
Missile and Bomb Fuzes	41,601	36,165	94,586	71,379
Commercial Aerospace and Other	85,262	83,460	163,916	165,588
Total Aerospace Sales	$178,606	$170,300	$358,001	$334,623

Total Sales(1)	$468,129	$449,006	$931,456	$884,947
(1) Service revenue was not material for the three-month and six-month fiscal periods ended June 29, 2018 and June 30, 2017.

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over time versus the amount of revenue recognized for performance obligations satisfied at a point in time for the Aerospace segment:

	For the Three Months Ended	For the Six Months Ended
In thousands	June 29, 2018	June 29, 2018
Revenue recognized for performance obligations satisfied:
Over time	48%	50%
Point-in-time	52%	50%
Total revenue(1)	100%	100%
(1) The disaggregation of revenue recognized for performance satisfied over time versus point-in-time has not been included for the Distribution segment, as the majority of its revenue is recognized on a point-in-time basis with only approximately 2% of revenue recognized for performance obligations over time.

The majority of the Distribution's segment revenue is recognized at the point in time when title transfers to the customer, as this is when the performance obligations are generally controlled by the customer. A small percentage of revenue within the Distribution segment, specifically certain contracts for value-add services, engineering services and repairs, are accounted for over time. The majority of the Distribution segment's revenue is short cycle in nature with shipments occurring within one year from order. Payment terms generally range from 30 to 90 days from delivery.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 29, 2018 and June 30, 2017
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

17. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in shareholders’ equity for the six-month fiscal periods ended June 29, 2018, and June 30, 2017, were as follows:

	For the Six Months Ended
	June 29, 2018	June 30, 2017
In thousands
Beginning balance	$635,656	$565,787
Comprehensive income	27,625	40,682
Dividends declared	(11,184)	(11,011)
Employee stock plans and related tax benefit	5,274	4,681
Purchase of treasury shares	(8,824)	(2,718)
Share-based compensation expense	3,817	3,707
Amounts reclassified to temporary equity	—	1,729
Changes due to convertible notes transactions	(8)	(2,511)
Impact of change in revenue accounting standard	(9,584)	—
Ending balance	$642,772	$600,346

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 29, 2018 and June 30, 2017
(Unaudited)

17. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (CONTINUED)

The components of accumulated other comprehensive income (loss) are shown below:

	For the Three Months Ended
	June 29, 2018	June 30, 2017
In thousands
Foreign currency translation:
Beginning balance	$(1,043)	$(32,299)
Net (loss) gain on foreign currency translation	(11,969)	13,777
Other comprehensive (loss) income, net of tax	(11,969)	13,777
Ending balance	$(13,012)	$(18,522)

Pension and other post-retirement benefits(1):
Beginning balance	$(106,543)	$(119,239)
Reclassifications to net income:
Amortization of net loss, net of tax expense of $703 and $1,335, respectively	2,203	2,159
Other comprehensive income, net of tax	2,203	2,159
Ending balance	$(104,340)	$(117,080)

Derivative instruments(2):
Beginning balance	$3	$135
Net loss on derivative instruments, net of tax expense of $0 and $5, respectively	—	8
Reclassification to net income, net of tax expense of $0 and $0, respectively	—	(1)
Other comprehensive income, net of tax	—	7
Ending balance	$3	$142

Total accumulated other comprehensive loss	$(117,349)	$(135,460)

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
(See Note 12, Pension Plans for additional information.)
(2) See Note 8, Derivative Financial Instruments, for additional information regarding the Company's derivative instruments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 29, 2018 and June 30, 2017
(Unaudited)

17. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (CONTINUED)

	For the Six Months Ended
	June 29, 2018	June 30, 2017
In thousands
Foreign currency translation:
Beginning balance	$(7,056)	$(34,896)
Net (loss) gain on foreign currency translation	(5,956)	16,374
Other comprehensive (loss) income, net of tax	(5,956)	16,374
Ending balance	$(13,012)	$(18,522)

Pension and other post-retirement benefits(1):
Beginning balance	$(108,760)	$(121,448)
Reclassifications to net income:
Amortization of net loss, net of tax expense of $1,413 and $2,670, respectively	4,420	4,368
Other comprehensive income, net of tax	4,420	4,368
Ending balance	$(104,340)	$(117,080)

Derivative instruments(2):
Beginning balance	$2	$(49)
Net loss on derivative instruments, net of tax expense of $0 and $78, respectively	—	129
Reclassification to net income, net of tax expense of $1 and $37, respectively	1	62
Other comprehensive income, net of tax	1	191
Ending balance	$3	$142

Total accumulated other comprehensive loss	$(117,349)	$(135,460)

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
(See Note 12, Pension Plans for additional information.)
(2) See Note 8, Derivative Financial Instruments, for additional information regarding the Company's derivative instruments.

18. INCOME TAXES

	For the Three Months Ended		For the Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017

Effective Income Tax Rate	18.6%	36.9%	21.8%	37.4%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 29, 2018 and June 30, 2017
(Unaudited)

18. INCOME TAXES (CONTINUED)

During the fourth quarter of 2017, Tax Reform was enacted by the federal government. The SEC issued Staff Accounting Bulletin 118 ("SAB 118") in December 2017, which provides guidance on accounting for the tax effects of Tax Reform. SAB 118 provides a measurement period in which to finalize the accounting under Accounting Standards Codification 740, Income Taxes ("ASC 740") as it relates to Tax Reform. This measurement period should not extend beyond one year from the Tax Reform enactment date. In accordance with SAB 118, the Company is required to reflect the income tax effects of those aspects of the legislation for which the accounting under ASC 740 is complete. To the extent that the Company's accounting for certain of the income tax effects is incomplete, but the Company is capable of reasonably estimating the effects, the Company must record a provisional amount in the Company's Consolidated Financial Statements based on this estimate. To the extent the Company could not reasonably estimate the provisional impacts of Tax Reform, the Company is required to apply ASC 740 on the basis of tax law in place immediately prior to the enactment. In accordance with SAB 118, the revaluation of U.S. net deferred tax assets, the U.S. income tax attributable to Tax Reform's deemed repatriation provision (currently estimated to be zero) and the tax consequences relating to states with current conformity to the Internal Revenue Code are provisional amounts due to the enactment date and the complexities of Tax Reform. The new tax legislation provides for significant changes in corporate taxation, including a reduction in the applicable corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of this rate reduction, the Company's U.S. net deferred tax assets were required to be revalued as of December 31, 2017. This resulted in a one-time charge to tax expense of $9.7 million in the fourth quarter of 2017. Other Tax Reform provisions that will impact the Company include the elimination of the deduction for manufacturing activities, changes to the deductibility of executive compensation and various international tax law changes. There were no changes to the provisional amounts in the three-month and six-month fiscal periods ended June 29, 2018.

One of the international tax law changes provided for with Tax Reform relates to the taxation of a corporation's global intangible low-taxed income ("GILTI") for tax years beginning after December 31, 2017. The Company has evaluated this provision of Tax Reform and the application of ASC 740, and does not believe that GILTI will have a significant impact.

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the period. The decrease in the effective tax rate for the three-month and six-month fiscal periods ended June 29, 2018, compared to the corresponding rate in the prior year, was primarily due to the aforementioned rate reduction resulting from Tax Reform, as well as certain discrete items relating to the 2017 provision to return adjustments and benefits from stock-based compensation. In addition, the effective tax rate for the three-month and six-month fiscal periods ended June 30, 2017 was negatively impacted by a foreign loss for which no tax benefit has been provided.

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

The Company has assessed both positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize operating loss carryforwards associated with certain foreign operations that will permit the Company to use $3.2 million of deferred tax assets associated with these losses as of June 29, 2018. Through the end of the second quarter of 2018, the Company believes it is more likely than not that only $0.5 million of these deferred tax assets will be realized and, as such, has recorded a valuation allowance of $2.7 million. Going forward, management will continue to assess the available positive and negative evidence to determine whether it is likely sufficient future taxable income will be generated to permit the use of these deferred tax assets. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income are reduced or increased, or if additional weight is given to subjective evidence such as future expected growth because objective negative evidence in the form of cumulative losses is no longer present.

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

Financial performance

•
Net sales increased 4.3% for the three-month fiscal period ended June 29, 2018, compared to the comparable fiscal period in the prior year, primarily driven by a 4.1% increase in net sales resulting from the adoption of ASC 606, which generally accelerates the recognition of revenue ahead of deliveries. Net sales increased 5.3% for the six-month fiscal period ended June 29, 2018, compared to the comparable period in the prior year, driven by a 7.0% increase in net sales resulting from the adoption of ASC 606, partially offset by a decrease of 1.7% in net sales absent the adoption of ASC 606.

•
Net earnings increased 12.2% and 47.7% for the three-month and six-month fiscal periods ended June 29, 2018, compared to the comparable fiscal periods in the prior year, with a portion of these increases reflecting the benefits realized from the Tax Cut and Jobs Act ("Tax Reform").

•
Diluted earnings per share increased to $0.53 for the three-month fiscal period ended June 29, 2018, compared to $0.48 in the comparable fiscal period in the prior year. For the six-month fiscal period ended June 29, 2018, diluted earnings per share increased to $1.03, compared to $0.70 in the comparable fiscal period in the prior year.

•
Cash provided by operating activities during the six-month fiscal period ended June 29, 2018, was $93.7 million as compared to cash used by operating activities of $0.2 million in the comparable fiscal period in the prior year. The change of $93.9 million was primarily due to an advance payment received under a Joint Programmable Fuze ("JPF") direct commercial sales ("DCS") contract.

•	Total backlog increased 30.6% to $969.0 million compared to total backlog at December 31, 2017, mostly driven by JPF orders.

Recent events

•	In June 2018, our Aerospace segment received its first order under Option 14 of its JPF contract with the U.S. Air Force ("USAF"). This order has an expected value of approximately $69 million.

•	In May 2018, the Company donated a refurbished SH-2F Seasprite helicopter to the National Naval Aviation Museum in Pensacola, FL.

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

•	In April 2018, the Company announced its plan to pay a bonus of $1,000 to approximately 2,400 eligible employees as a way of sharing benefits from Tax Reform.

•	In April 2018, the Company celebrated a collaboration agreement with Airbus, which designated the Company as a strategic technology partner.

RESULTS OF OPERATIONS

Consolidated Results

On January 1, 2018, we adopted the new accounting standard that resulted in the net periodic pension cost and net postretirement cost other than service costs to no longer be presented in cost of sales and selling, general and administrative expenses, but instead be presented within non-service pension and post retirement benefit cost. See Note 3, Significant Accounting Policies Update, for further details.

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

The method of revenue recognition at the Distribution segment remained substantially the same. Under the new revenue recognition guidance Distribution will recognize revenue using the point-in-time method, at the time control of products is transferred to our customers.

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

Net Sales

	For the Three Months Ended		For the Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(in thousands)
Net sales	$468,129	$449,006	$931,456	$884,947
$ change	19,123	(21,636)	46,509	(36,893)
% change	4.3%	(4.6)%	5.3%	(4.0)%

The following table details the components of the above change as a percentage of consolidated net sales:

	For the Three Months Ended	For the Six Months Ended
	June 29, 2018	June 29, 2018

Increase in sales associated with ASC 606	4.1%	7.0%
Change in sales absent the adoption impact of ASC 606	0.2%	(1.7)%
Change in net sales	4.3%	5.3%

Net sales increased for the three-month and six-month fiscal periods ended June 29, 2018, as compared to the corresponding periods in 2017, due to an increase in net sales of $18.5 million and $62.0 million, respectively, resulting from the adoption of the new revenue recognition guidance, primarily at Aerospace. Additionally, higher sales volume at our Distribution segment contributed to the overall increase in net sales for both periods. Under the new guidance, revenue recognition will generally be accelerated ahead of deliveries for certain aerospace programs and distribution contracts. Absent the adoption impact of ASC 606, net sales at our Aerospace segment decreased for both periods. Foreign currency exchange rates relative to the U.S. dollar had a favorable impact of $2.5 million and $6.6 million for the three-month and six-month fiscal periods ended June 29, 2018, respectively. See the segment discussion below for further information.

Gross Profit

	For the Three Months Ended		For the Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(in thousands)
Gross profit	$135,643	$134,493	$269,750	$258,839
$ change	1,150	(8,880)	10,911	(18,571)
% change	0.9%	(6.2)%	4.2%	(6.7)%
% of net sales	29.0%	30.0%	29.0%	29.2%

Gross profit increased for the three-month and six-month fiscal periods ended June 29, 2018, as compared to the corresponding periods in 2017, attributable to higher gross profit of $5.1 million and $15.3 million, respectively, resulting from the adoption of the new revenue recognition guidance, primarily at Aerospace. Additionally, for the six-month fiscal period, the Distribution segment experienced higher gross profit in its fluid power product line. These increases were partially offset by decreases in gross profit of $3.8 million and $6.3 million absent the adoption of the new revenue recognition guidance at our Aerospace segment.

The increase in gross profit associated with the new revenue recognition guidance for both periods was primarily related to gross profit recognized on our JPF contract with the USG, as we recognized revenue associated with the cost incurred in the period for units we expect to deliver later in 2018. Additionally, we recognized revenue and related gross profit on one K-MAX® aircraft in the three-month fiscal period and two K-MAX® aircraft in the six-month fiscal period.

The $3.8 million decrease in gross profit in Aerospace absent the adoption of ASC 606 for three-month fiscal period was primarily attributable to fewer deliveries of our JPF to the USG and lower sales and associated gross profit on certain composite structures programs.

The $6.3 million decrease in gross profit in Aerospace absent the adoption of ASC 606 for the six-month fiscal period was primarily attributable to fewer deliveries of our JPF to the USG, lower sales and gross profit on the K-MAX® program and certain composite structures programs, and lower gross profit under our legacy fuze programs and the AH-1Z program. These decreases were partially offset by higher direct commercial sales of our JPF to foreign militaries and the associated gross profit.

Selling, General & Administrative Expenses (S,G&A)

	For the Three Months Ended		For the Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(in thousands)
S,G&A	$114,339	$107,952	$226,092	$218,829
$ change	6,387	(6,346)	7,263	(11,625)
% change	5.9%	(5.6)%	3.3%	(5.0)%
% of net sales	24.4%	24.0%	24.3%	24.7%

The increase in S,G&A for the three-month and six-month fiscal periods ended June 29, 2018, compared to the corresponding periods in 2017, was primarily attributable to higher corporate expenses and higher expenses at our Distribution segment, which was mainly driven by higher employee and employee-related costs. The increase in corporate expenses for the three-month and six-month fiscal periods was primarily related to an increase in employee and employee-related costs, higher long-term incentive compensation costs, an increase in fees associated with a legacy legal matter and higher charitable contributions. S,G&A expenses at our Aerospace segment remained relatively flat when compared to the corresponding periods in 2017.

Restructuring Costs

	For the Three Months Ended		For the Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(in thousands)
Restructuring costs	$1,954	$—	$3,647	$—

During the third quarter of 2017, we announced restructuring activities at our Aerospace segment to support the ongoing effort of improving capacity utilization and operating efficiency to better position the Company for increased profitability and growth. Such actions include workforce reductions and the consolidation of operations, which we expect to continue through the planned completion in the fourth quarter of 2018. In the three-month and six-month fiscal periods ended June 29, 2018, we recorded $1.5 million and $2.3 million, respectively, in costs associated with these restructuring activities. In addition to these costs, the Aerospace segment incurred $0.3 million and $1.2 million in other non-related restructuring costs associated with the termination of certain distributor agreements and separations costs associated with certain employees not included in the restructuring activities discussed above in the three-month and six-month fiscal periods, respectively. The Distribution segment incurred $0.1 million in separation costs for certain employees in the three-month fiscal period ended June 29, 2018.

Operating Income

	For the Three Months Ended		For the Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(in thousands)
Operating income	$20,875	$26,526	$41,599	$40,015
$ change	(5,651)	(2,535)	1,584	(6,608)
% change	(21.3)%	(8.7)%	4.0%	(14.2)%
% of net sales	4.5%	5.9%	4.5%	4.5%

Operating income decreased for the three-month fiscal period ended June 29, 2018, versus the comparable period in 2017. This was due to lower operating income at both our Distribution and Aerospace segments and higher corporate expenses. These changes were partially offset by an increase in operating income of $3.2 million resulting from the adoption of the new revenue recognition guidance, primarily at Aerospace, and a $1.6 million net gain on the sale of assets.

Operating income increased for the six-month fiscal period ended June 29, 2018, versus the comparable period in 2017. This was due to higher operating income of $12.8 million resulting from the adoption of the new revenue recognition guidance and a $1.6 million net gain on the sale of assets. These increases were partially offset by a decrease in operating income of $10.9 million absent the adoption of ASC 606 and higher corporate expenses. (See segment discussion below for additional information.)

Interest Expense, Net

	For the Three Months Ended		For the Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(in thousands)
Interest expense, net	$5,002	$6,122	$10,354	$10,282

Interest expense, net, generally consists of interest charged on our Credit Agreement, which includes a revolving credit facility and a term loan facility, and our convertible notes and the amortization of debt issuance costs, offset by interest income.

The decrease in interest expense, net for the three-month fiscal period ended June 29, 2018, compared to the corresponding period in 2017, was primarily attributable to lower average borrowings in the current period and the absence of write-offs associated with the redemption of our 2017 Notes in the prior period related to unamortized debt issuance costs and the unamortized debt discount of $0.3 million and $1.0 million, respectively. These decreases were partially offset by higher interest expense under our 2024 Notes, an increase in letters of credit fees and a higher interest rate for outstanding amounts under the Credit Agreement. At June 29, 2018, the interest rate for outstanding amounts under the Credit Agreement was 2.86%, compared to 2.69% at June 30, 2017.

Interest expense, net for the six-month fiscal period ended June 29, 2018 remained relatively flat when compared to the corresponding period in 2017. This was primarily attributable to higher interest expense under our 2024 Notes, an increase in letter of credit fees, and a higher interest rate for outstanding amounts under the Credit Agreement, as discussed above. These increases were mostly offset by the absence of costs associated with the redemption of our 2017 Notes in the prior year, as discussed above, and lower average borrowings. (See Liquidity and Capital Resources section below for information on our borrowings.)

Effective Income Tax Rate

	For the Three Months Ended		For the Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017

Effective income tax rate	18.6%	36.9%	21.8%	37.4%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the period. The decrease in the effective tax rate for the three-month and six-month fiscal periods ended June 29, 2018, compared to the corresponding rate for the prior year, was primarily due to the rate reduction resulting from Tax Reform, as well as certain discrete items relating to the 2017 provision to return adjustments and benefits from stock-based compensation. In addition, the effective tax rate for the three-month and six-month fiscal periods ended June 30, 2017 was negatively impacted by a foreign loss for which no tax benefit has been provided.

Backlog

	June 29, 2018	December 31, 2017
	(in thousands)
Distribution	$144,131	$126,025
Aerospace	824,912	616,090
Total	$969,043	$742,115

Backlog increased during the first six months of 2018, primarily driven by activity at our Aerospace segment. The increase in backlog at Aerospace was primarily associated with orders of our JPF and bearings products and orders under our AH-1Z program and composite structures programs, partially offset by a decrease in backlog primarily due to the acceleration of $55.6 million of revenue for deliveries that would have occurred in 2018 as part of the cumulative effect adjustment resulting from the adoption of the new revenue recognition guidance, deliveries of direct commercial JPF orders and bearings products, and work performed on various programs.

Distribution Segment

Results of Operations

	For the Three Months Ended		For the Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(in thousands)
Net sales	$289,523	$278,706	$573,455	$550,324
$ change	10,817	(7,346)	23,131	(24,392)
% change	3.9%	(2.6)%	4.2%	(4.2)%

Operating income	$13,546	$15,657	$25,380	$27,073
$ change	(2,111)	2,112	(1,693)	3,320
% change	(13.5)%	15.6%	(6.3)%	14.0%
% of net sales	4.7%	5.6%	4.4%	4.9%

The following table details the components of the above changes as a percentage of net sales and operating income at the Distribution segment:

	For the Three Months Ended	For the Six Months Ended
	June 29, 2018	June 29, 2018
Net sales:
Increase in sales associated with ASC 606	1.1%	0.8%
Increase in sales absent the adoption impact of ASC 606	2.8%	3.4%
% change in net sales	3.9%	4.2%

Operating income:
Increase in operating income associated with ASC 606	6.3%	4.0%
Decrease in operating income absent the adoption impact of ASC 606	(19.8)%	(10.3)%
% change in operating income	(13.5)%	(6.3)%

Net sales

Net sales for the three-month fiscal period ended June 29, 2018 increased when compared to the corresponding period in 2017, with $3.1 million of the increase resulting from the adoption of the new revenue recognition guidance. The remainder of the increase in net sales was primarily attributable to an increase in sales associated with our fluid power and bearings and power transmission product lines. These increases were mostly attributable to higher sales volume to our OEM and MRO customers. Looking at the markets we serve, sales were higher in the machinery manufacturing and food manufacturing markets, partially offset by lower sales in the mining market.

Net sales for the six-month fiscal period ended June 29, 2018 increased when compared to the corresponding period in 2017, with $4.3 million of the increase resulting from the adoption of the new revenue recognition guidance. The remainder of the increase in net sales was attributable to an increase in sales associated with our bearings and power transmission product line and less significant increases in our fluid power and automation, control and energy product lines. These increases were mostly attributable to higher sales volume to our OEM customers and a less significant increase in sales volume to our MRO customers. Looking at the markets we serve, sales were higher in the machinery manufacturing, food manufacturing, transportation equipment manufacturing and chemical manufacturing markets. Partially offsetting these increases were lower sales in the nonmetallic mineral product manufacturing, merchant wholesalers, durable goods and mining markets.

The adoption of new revenue recognition guidance did not have a material impact on the Distribution segment as the method of revenue recognition remains substantially the same when compared to the prior revenue recognition guidance. For the three-month and six-month fiscal periods ended June 29, 2018, the majority of revenue was recorded on a point-in-time basis due to the notion that our products have alternative use. Only a small percentage of revenue was recorded on an over time basis, which includes value-add services, engineering services and repairs.

"Organic Sales per Sales Day" is a metric management uses to evaluate performance trends at our Distribution segment and is calculated by taking Organic Sales divided by the number of Sales Days in the period. The following table illustrates the calculation of Organic Sales per Sales Day.

		For the Three Months Ended		For the Six Months Ended
		June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
		(in thousands)
Current period
Net sales		$289,523	$278,706	$573,455	$550,324
Sales days		64	64	128	128
Sales per Sales Day for the current period	a	$4,524	$4,355	$4,480	$4,299

Prior period
Net sales from the prior year		$278,706	$286,052	$550,324	$574,716
Sales days from the prior year		64	64	128	129
Sales per Sales day from the prior year	b	$4,355	$4,470	$4,299	$4,455

% change	(a-b)÷b	3.9%	(2.6)%	4.2%	(3.5)%

Operating income

Operating income for the three-month and six-month fiscal periods ended June 29, 2018 decreased when compared to the corresponding periods in 2017. This was primarily due to an increase in employee and employee-related costs, including one-time employee incentives, a reduction in our estimated vendor incentives and higher group health insurance costs, partially offset by higher gross profit in our fluid power product line.

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

For the three-month fiscal periods ended June 29, 2018, and June 30, 2017, ERP system expenses incurred totaled $0.2 million and $0.4 million, respectively, and ERP system capital expenditures totaled $0.7 million and $1.0 million, respectively. For the six-month fiscal periods ended June 29, 2018, and June 30, 2017, ERP system expenses incurred totaled $0.4 million and $0.7 million, respectively, and ERP system capital expenditures totaled $1.5 million and $1.9 million, respectively. Total to date ERP system capital expenditures as of June 29, 2018, were $39.6 million. Depreciation expense for the ERP system for the three-month fiscal periods ended June 29, 2018, and June 30, 2017, totaled $0.5 million and $0.7 million, respectively. Depreciation expense for the ERP system for the six-month fiscal periods ended June 29, 2018, and June 30, 2017, totaled $1.1 million and $1.4 million, respectively.

Aerospace Segment

Results of Operations

	For the Three Months Ended		For the Six Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
	(in thousands)
Net sales	$178,606	$170,300	$358,001	$334,623
$ change	8,306	(14,290)	23,378	(12,501)
% change	4.9%	(7.7)%	7.0%	(3.6)%

Operating income	$22,741	$25,712	$45,403	$41,742
$ change	(2,971)	(4,209)	3,661	(8,936)
% change	(11.6)%	(14.1)%	8.8%	(17.6)%
% of net sales	12.7%	15.1%	12.7%	12.5%

The following table details the components of the above changes as a percentage of net sales and operating income at the Aerospace segment:

	For the Three Months Ended	For the Six Months Ended
	June 29, 2018	June 29, 2018
Net sales:
Increase in sales associated with ASC 606	9.0%	17.2%
Decrease in sales absent the adoption impact of ASC 606	(4.1)%	(10.2)%
% change in net sales	4.9%	7.0%

Operating income:
Increase in operating income associated with ASC 606	8.4%	28.1%
Decrease in operating income absent the adoption impact of ASC 606	(20.0)%	(19.3)%
% change in operating income	(11.6)%	8.8%

Net sales

Net sales increased for the three-month and six-month fiscal periods ended June 29, 2018, as compared to the corresponding periods in 2017. These increases were attributable to increases in net sales of $15.4 million and $57.7 million, respectively, resulting from the adoption of the new revenue recognition guidance, as discussed below. These increases were partially offset by decreases in net sales of $7.1 million and $34.3 million, respectively, absent the adoption of ASC 606. The decreases in sales absent the adoption of ASC 606 were primarily a result of lower sales under the K-MAX® program, the Sikorsky BLACK HAWK helicopter program, a composite structures program and the Boeing 767/777 program, and fewer deliveries of our JPF to the USG. These decreases, totaling $12.5 million for the three-month period and $64.0 million for the six-month period, were partially offset by an increase in sales volume of our bearings products. Additionally offsetting the decreases in the six-month period were higher direct commercial sales of our JPF to foreign militaries. Foreign currency exchange rates relative to the U.S. dollar had a favorable impact of $2.5 million and $6.6 million on net sales for the three-month and six-month fiscal periods ended June 29, 2018, respectively.

The increase in sales for both periods resulting from the adoption of the new revenue recognition guidance was primarily related to recognizing sales under our JPF program with the USG on an over time method using the cost-to-cost basis in the current period compared to percentage-of-completion using units-of-delivery in the comparable period in 2017 and the recognition of sales for our K-MAX® program at a point in time in the current periods compared to a percentage-of-completion on a cost-to-cost basis in the comparable periods in 2017.

Operating income

Operating income decreased for the three-month fiscal period ended June 29, 2018, compared to the corresponding period in 2017. This decrease was attributable to a $5.2 million decrease in operating income absent the adoption of the new revenue recognition guidance, partially offset by an increase in operating income resulting from the adoption of the new revenue recognition guidance of $2.2 million, as discussed below. The decrease in operating income for the three-month fiscal period absent the adoption of the new revenue recognition guidance was primarily attributable to lower sales and associated gross profit for certain composite structures programs, fewer deliveries of our JPF to the USG and restructuring costs in the current period.

Operating income increased for the six-month fiscal period ended June 29, 2018, compared to the corresponding period in 2017. This increase was attributable to a $11.8 million increase in operating income resulting from the adoption of the new revenue recognition guidance, as discussed below, partially offset by a decrease in operating income absent the adoption of ASC 606 of $8.1 million. The decrease in operating income absent the adoption of ASC 606 was primarily due to lower sales and associated gross profit under our JPF program with the USG, the K-MAX® program, and certain composite structures programs, lower gross profit on our legacy fuze programs and the AH-1Z program, and restructuring costs incurred in the current period. These changes, totaling $20.5 million, were partially offset by higher direct commercial sales and associated gross profit of our JPF to foreign militaries.

The increase in operating income for both periods resulting from the adoption of the new revenue recognition guidance was primarily related to recognizing sales and the associated gross profit under our JPF program with the USG on a cost-to-cost basis in the current period compared to percentage-of-completion using units-of-delivery in the comparable period in 2017 and the recognition of sales and associated gross profit under the K-MAX® program at a point in time in the current period compared to on a cost-to-cost basis in the comparable period in 2017.

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

Revenue and cost estimates for all significant long-term contracts for which revenue is recognized over time are reviewed and reassessed quarterly. Based upon these reviews, we record the effects of adjustments in profit estimates each period. If at any time we determine that for a particular contract total costs will exceed total contract revenue, we will record a provision for the entire anticipated contract loss at that time. The amount of revenue recognized in the three-month and six-month fiscal periods ended June 29, 2018 from performance obligations satisfied (or partially satisfied) in previous periods, was $1.4 million and $3.0 million. These amounts were primarily related to changes in the estimates of the stage of completion of Aerospace contracts, more specifically the JPF contract with the USG, the AH-1Z contract and the SH-2G contract with Peru. For the three-month and six-month fiscal periods ended June 30, 2017, there were net increases in the Company's operating income of $1.1 million and $2.1 million from changes in contract estimates, respectively. These increases were primarily a result of improved performance on the JPF USG Program, the AH-1Z program and the SH-2G program with Peru. These improvements were partially offset by cost growth on the K-MAX® and A-10 programs.

Major Programs/Product Lines

Below is a discussion of significant changes in the Aerospace segment's major programs during the first six months of 2018. See our 2017 Form 10-K for a complete discussion of our Aerospace segment's programs.

FMU-152 A/B – Joint Programmable Fuze (“JPF”)

We manufacture the JPF, an electro-mechanical bomb safe and arming device, which allows the settings of a weapon to be programmed in flight. The Company currently provides the FMU-152 A/B to the United States Air Force (“USAF”) and thirty-six other nations. Sales of these fuzes can be direct to the USAF, Foreign Military Sales ("FMS") through the USG and Direct Commercial Sales ("DCS") to foreign militaries that, although not funded by the USG, require regulatory approvals from the USG.

We occasionally experience lot acceptance test failures due to the complexity of the product and the extreme parameters of the acceptance test. Given the maturity of the product, we now generally experience isolated failures, rather than systemic ones. As a result, identifying a root cause can take longer and result in inconsistent delivery quantities from quarter to quarter.

A total of 7,038 fuzes were delivered to our customers during the second quarter of 2018, which consisted of 6,622 fuzes delivered to the USG and 416 fuzes delivered as direct commercial sales to foreign governments. A total of 10,972 fuzes have been delivered during the first half of 2018. We expect to deliver 34,000 to 38,000 fuzes in 2018, primarily consisting of orders from the USG in order to meet the USG's current demand.

Total JPF backlog at June 29, 2018 and December 31, 2017 was $427.4 million and $128.2 million, respectively.

JPF - USG

Under the new revenue recognition standard adopted January 1, 2018, revenue is recognized over time when costs are incurred as work progresses on the program to delivery of the program.
The Company currently provides the FMU-152 A/B to the USAF, but the U.S. Navy currently utilizes a different fuze - the FMU-139. In 2015, NAVAIR solicited proposals for a firm fixed price production contract to implement improvements to the performance characteristics of the FMU-139 (such improved fuze having been designated the FMU-139 D/B), and, the USAF had stated that, if and when a contract is awarded and production begins, the funds associated with the FMU-152 A/B will be redirected to the FMU-139 D/B. During the third quarter of 2015, the U.S. Navy announced that a competitor was awarded the contract for the FMU-139 D/B. In the event the FMU-139 D/B program proceeds as planned and the USAF redirects the funds associated with the FMU-152 A/B to the FMU-139 D/B, our business, financial condition, results of operations and cash flows may be materially adversely impacted. The timing of the impact on our financial statements is dependent on the ability of our competitor to complete the design and qualification phase of the program and other factors. Our competitor has publicly stated that this program is expected to have a 32-month qualification phase, preceding production. Due to the complexity of this program, the uncertainty associated with the successful completion of each phase in accordance with the planned schedule and the pending status of the USAF's final decision to redirect funds to the FMU-139 D/B, the timing and magnitude of the impact on the Company's financial statements is not certain; however, the Company continues to see strong demand for the FMU-152 A/B. In 2017, we were awarded Options 13 and 14 with the USG. The USAF has exercised two orders under Option 13, which have a total value of more than $102.0 million, and one order under Option 14 with an expected value of approximately $69.0 million. Additionally, the USAF issued a Notice of Contract Action announcing its intent to award us Options 15 and 16, which, if and when awarded, would extend FMU-152 A/B deliveries into 2022.

JPF - DCS

Revenue for DCS programs is generally recognized at the point in time when control is transferred to the customer under the new revenue recognition guidance. The Company continues to see strong demand for DCS fuzes. During the first quarter of 2018, we were awarded a DCS contract totaling approximately $324.0 million, of which $307.5 million was included in backlog as of June 29, 2018. The remaining $16.5 million relates to potential penalties payable to the customer in the event the offset requirements of the contract are not met. The offset requirements associated with this contract could extend for several years and have a notional value of approximately $194.0 million; however, the ultimate value is subject to the nature of our satisfaction of these requirements as discussed more fully below. This agreement is designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. The offset agreement may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects and the purchase by third parties of supplies from in-country vendors. This agreement may also be satisfied through the Company's use of cash for activities, such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. The amount ultimately applied against the offset agreement is based on negotiations with the customer and may require cash outlays that represent only a fraction of the notional value in the offset agreement. The Company is currently in the process of developing a plan to satisfy the offset requirements.
K-MAX®

During 2015, we announced that our Aerospace segment was resuming production of commercial K-MAX® aircraft. The aircraft are being manufactured at our Jacksonville, Florida and Bloomfield, Connecticut facilities. The first six helicopters from the newly reopened commercial production line were accepted by our customers through the first half of 2018.

As of June 29, 2018 and December 31, 2017, our backlog for this program was $14.8 million and $4.1 million, respectively. The increase in backlog reflects the adoption of the new revenue standard, with the recognition of sales under the K-MAX® program at a point in time in the current period compared to on a cost-to-cost basis in the comparable period in 2017. During the first half of 2018, two aircraft have been accepted by our customers. Customer acceptance of an aircraft has been delayed shifting delivery of the aircraft from the first half of 2018; however, we continue to work with our customer to resolve the matter.

During 2017, we announced that we will continue production of the commercial K-MAX® aircraft into 2019 at a minimum due to continued interest in the capabilities of the K-MAX®. We did not receive any new orders of the K-MAX® aircraft during the quarter.

A-10

The segment is under contract with Boeing to produce the wing control surfaces (inboard and outboard flaps, slats and deceleron assemblies) for the USAF's A-10 fleet. Initial deliveries under this program began in 2010 and full rate production began in 2012. Through June 29, 2018, we have received orders for 173 shipsets equivalent to the number of orders Boeing has received from the USAF. Of that amount, we have delivered 172 shipsets over the life of the program. Revenues for the six-month fiscal period ending June 29, 2018 were not material.

The USAF confirmed that the A-10 fleet will continue to fly indefinitely due to its unique close-air support functions, with support from both Congress and the White House necessitating the re-winging of additional aircraft in the fleet. In March 2018, the 2018 Appropriations Act was enacted, authorizing the USAF to spend an additional $103.0 million for A-10 wing replacements. In June 2018, the 2019 Defense Authorization Act was passed, authorizing $65.0 million for A-10 wing replacements. We have not received any additional orders beyond 173 shipsets; however, during the first quarter of 2018 we received a request for quotation for 112 shipsets from our customer. Final production and deliveries of existing orders under this contract are anticipated to be completed during 2018. We have not received any indication from our customer that this program will be terminated. At June 29, 2018 and December 31, 2017, our program backlog was $0.1 million and $1.2 million, respectively. Included in contract costs at June 29, 2018 was nonrecurring costs of $2.1 million related to this program to be utilized on future shipset orders, which may not be recoverable in the event of an extended break in production or program termination.

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

In addition to the items listed above we anticipate receiving approximately $97.2 million in 2018 as an advance payment under a JPF DCS contract. As of June 29, 2018, we have received $81.0 million related to this advance payment.

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

Effective December 31, 2015, our qualified pension plan was frozen with respect to future benefit accruals. Under U.S. Government Cost Accounting Standard (“CAS”) 413, we must calculate the USG’s share of any pension curtailment adjustment calculated resulting from the freeze. Such adjustments can result in an amount due to the USG for pension plans that are in a surplus position or an amount due to the contractor for plans that are in a deficit position. During the fourth quarter of 2016, we accrued a $0.3 million liability representing our estimate of the amount due to the USG based on our pension curtailment calculation which was submitted to the USG for review in December 2016. We have maintained our accrual at $0.3 million as of June 29, 2018. There can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on our results of operations, financial position and cash flows.

A summary of our consolidated cash flows is as follows:

	For the Six Months Ended
	June 29, 2018	June 30, 2017	2018 vs. 2017
	(in thousands)
Total cash provided by (used in):
Operating activities	$93,742	$(174)	$93,916
Investing activities	(14,735)	(17,071)	2,336
Financing activities	(87,693)	2,497	(90,190)

Free Cash Flow (a):
Net cash provided by operating activities	$93,742	$(174)	$93,916
Expenditures for property, plant and equipment	(15,812)	(15,196)	(616)
Free cash flow	$77,930	$(15,370)	$93,300

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

Net cash provided by operating activities was $93.7 million for the six-month fiscal period ended June 29, 2018, compared to net cash used in operating activities for the comparable period in 2017 of $0.2 million. This change was primarily due to an advance payment received under a JPF DCS contract and lower accounts receivable on a JPF DCS contract in the current period, partially offset by work performed on our JPF program with the USG, legacy fuze programs and SH-2G program with Peru.

Net cash used in investing activities decreased for the six-month fiscal period ended June 29, 2018, versus the comparable period in 2017, primarily due to proceeds received from the sale of assets and the absence of an earnout payment associated with a previous acquisition in the current period.

Net cash used in financing activities was $87.7 million for the six-month fiscal period ended June 29, 2018, compared to net cash provided by financing activities for the comparable period in 2017 of $2.5 million. This change was primarily attributable to the absence of convertible notes transactions and higher net repayments of our revolving credit facility in the current period. In the prior period, convertible notes transactions consisted of $200.0 million in proceeds received from the issuance of our 2024 notes and $58.6 million in proceeds received related to the unwind of a portion of the convertible note hedge transactions related to our 2017 Notes, which were partially offset by the cost to repurchase a portion of the 2017 Notes, the purchase of the capped call transactions related to our 2024 Notes and higher debt issuance costs associated with the issuance of our 2024 Notes.

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

During the first half of 2018, we settled the remaining warrant transactions associated with the 2017 Notes. These warrants were settled with 114,778 shares of the Company's common stock, resulting in a reduction to additional paid-in-capital. See below for further discussion on the 2024 Notes and the related transactions.

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
(3) Prior to November 1, 2023, the notes are convertible only in the following circumstances: (1) during any fiscal quarter commencing after July 1, 2017, and only during any such fiscal quarter, if the last reported sale price of the Company's common stock was greater than or equal to 130% of the applicable conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter, (2) during the five consecutive business day period following any ten consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of 2024 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day or (3) upon the occurrence of specified corporate events. On or after November 1, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. If the Company undergoes a fundamental change (as defined in the Indenture), holders of the notes may require the Company to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount to be repurchased, plus any accrued and unpaid interest. As of June 29, 2018, none of the conditions permitting the holders of the 2024 Notes to convert had been met. Therefore, the 2024 Notes are classified as long-term debt.
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

We incurred $7.4 million of debt issuance costs in connection with the sale of the 2024 Notes, which was allocated between the debt and equity components of the instrument. Of the total amount, $0.7 million was recorded as an offset to additional paid-in capital. The balance, $6.7 million, was recorded as a contra-debt balance and is being amortized over the term of the 2024 Notes. Total amortization expense for the three-month and six-month fiscal periods ended June 29, 2018 was $0.7 million and $1.3 million. Total amortization expense for the three-month and six-month fiscal periods ended June 30, 2017 was $0.1 million for both periods.

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

Interest rates on amounts outstanding under the Credit Agreement are variable, and are determined based on the Consolidated Senior Secured Leverage Ratio. At June 29, 2018, the interest rate for the outstanding amounts on both the revolving credit facility and term loan commitment was 2.86%. In addition, we are required to pay a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.175% to 0.300% per annum, based on the Consolidated Senior Secured Leverage Ratio. Fees for outstanding letters of credit range from 1.25% to 2.00%, based on the Consolidated Senior Secured Leverage Ratio.

The financial covenants associated with the Credit Agreement include a requirement that (i) the Consolidated Senior Secured Leverage Ratio cannot be greater than 3.50 to 1.00, with an available election to increase the maximum to 3.75 to 1.00 for four consecutive quarters in connection with a Permitted Acquisition with consideration in excess of $125.0 million; (ii) the Consolidated Total Leverage Ratio cannot be greater than 4.00 to 1.00, with an available election to increase the maximum to 4.25 to 1.00 for four consecutive quarters in connection with a Permitted Acquisition with consideration in excess of $125.0 million; (iii) the Consolidated Interest Coverage Ratio cannot be less than 4.00 to 1.00; and (iv) Liquidity: (a) as of the last day of the fiscal quarter of the Company ending two full fiscal quarters prior to the stated maturity of the 2017 Notes, cannot be less than an amount equal to 50% of the outstanding principal amount of the 2017 Notes, and (b) as of the last day of each fiscal quarter of the Company ending thereafter, cannot be less than an amount equal to the outstanding principal amount of the 2017 Notes as of such day. We were in compliance with the financial covenants as of and for the quarter ended June 29, 2018, and do not anticipate noncompliance in the foreseeable future.

In 2015, the Company incurred $2.3 million in debt issuance costs in connection with the Credit Agreement. These costs have been capitalized and will be amortized over the term of the agreement. Total amortization expense for the three-month fiscal periods ended June 29, 2018 and June 30, 2017 was $0.2 million for both periods. Total amortization expense for the six-month fiscal periods ended June 29, 2018 and June 30, 2017 was $0.5 million for both periods.

Total average bank borrowings during the quarter ended June 29, 2018, were $170.1 million compared to $256.5 million for the year ended December 31, 2017. As of June 29, 2018 and December 31, 2017, there was $396.4 million and $453.3 million available for borrowing, respectively, under the Revolving Credit Facility, net of letters of credit. However, based on EBITDA levels at June 29, 2018 and December 31, 2017, amounts available for borrowing were limited to $352.4 million and $246.0 million, respectively. Letters of credit are generally considered borrowings for purposes of the Revolving Credit Facility. As of June 29, 2018, $136.8 million letters of credit were outstanding, of which $136.4 million were under the revolving credit facility. Of this amount, $130.0 million letters of credit relate to a JPF DCS contract. As of December 31, 2017, $6.7 million in letters of credit were outstanding, of which, $6.5 million were under the revolving credit facility.

Other Sources/Uses of Capital

In 2018, we contributed $20.0 million to the qualified pension plan and $0.3 million to the SERP through the end of the second quarter. We are evaluating whether we will make further contributions to the qualified pension plan during 2018. We plan to contribute an additional $0.6 million to the SERP in 2018. For the 2017 plan year, we contributed $10.0 million to the qualified pension plan and $3.1 million to the SERP.

On April 29, 2015, we announced that our Board of Directors approved a share repurchase program ("2015 Share Repurchase Program") authorizing the repurchase of up to $100.0 million of the common stock, par value $1.00 per share, of the Company. This new program replaced our 2000 Stock Repurchase Program. We currently intend to repurchase shares to offset the annual issuance of shares under our employee stock plans, but the timing and actual number of shares repurchased will depend on a variety of factors including stock price, market conditions, corporate and regulatory requirements, capital availability and other factors, including acquisition opportunities. As of June 29, 2018, we had repurchased 924,846 shares under the 2015 Share Repurchase Program and approximately $56.3 million remained available for repurchases under this authorization.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

In the first half of 2018, the Company entered into letters of credit with a total value of $130.0 million related to a JPF DCS contract. Other than these letters of credit, there have been no material changes outside the ordinary course of business in our contractual obligations or off-balance sheet arrangements during the first six months of 2018. See our 2017 Form 10-K for a discussion of our contractual obligations and off-balance sheet arrangements.

CRITICAL ACCOUNTING ESTIMATES

Preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements in the Company’s 2017 Form 10-K describe the critical accounting estimates and significant accounting policies used in preparing the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. See Note 3, Significant Accounting Policies Update, for a discussion on the impact of adopting new accounting standards that became effective January 1, 2018.

RECENT ACCOUNTING STANDARDS

Information regarding recent changes in accounting standards is included in Note 2, Recent Accounting Standards, of the Notes to Condensed Consolidated Financial Statements in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the Company’s exposure to market risk during the first six months of 2018. See the Company’s 2017 Form 10-K for a discussion of the Company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 29, 2018. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 29, 2018, our disclosure controls and procedures were effective.

Changes in Internal Controls

There was no change to our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to affect, our internal control over financial reporting. We are in the process of implementing a new enterprise-wide business system for our Distribution segment. In order to minimize disruptions to our ongoing operations we have developed a project plan that takes a phased approach to implementation and includes appropriate contingency plans. The implementation of the new ERP system will likely affect the processes that constitute our internal control over financial reporting for the Distribution segment.

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

While it is not possible to predict the outcome of these matters with certainty, based upon available information, management believes that all settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in legal proceedings and that can be reasonably estimated are accrued for at June 29, 2018. Despite this analysis, there can be no assurance that the final outcome of these matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

As of June 29, 2018, neither the Company nor any of its subsidiaries is a party, nor is any of its or their property subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company and its subsidiaries. Additional information relating to certain of these matters is set forth in Note 13, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

Environmental Matters

The Company and its subsidiaries are subject to numerous U.S. Federal, state and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities (including past activities of companies we have acquired). From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which may include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. While it is not possible to predict the outcome of these proceedings, in the opinion of management, any payments we may be required to make as a result of all such claims in existence at June 29, 2018, will not have a material adverse effect on our business, financial condition and results of operations or cash flows.

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
In 2018, new tariffs were implemented on imports of steel and aluminum into the United States. As the implementation of tariffs is ongoing, more tariffs may be added in the future. While any steel and aluminum we use in our products is produced primarily in North America, the new tariffs may provide domestic steel and aluminum producers the flexibility to increase their prices, at least to a level where their products would still be priced below foreign competitors once the tariffs are taken into account. These tariffs could have an adverse impact on our financial results, which include, but are not limited to, the following: Products we sell include steel and aluminum and if we are unable to pass such price increases through to our customers, it would likely increase our cost of sales and, as a result, decrease our gross margins, operating income and net income. In addition, in response to the new tariffs, a number of other countries are threatening to impose tariffs on U.S. imports, which, if implemented, could increase the price of our products in these countries and may result in our customers looking to alternative sources for our products. This would result in decreased sales, which could have a negative impact on our net income and financial condition. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations.

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

Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and other factors that may cause the Company's actual results and financial condition to differ materially from those expressed or implied in the forward-looking statements. Such risks, uncertainties and other factors include, among others: (i) changes in domestic and foreign economic and competitive conditions in markets served by the Company, particularly the defense, commercial aviation and industrial production markets; (ii) changes in government and customer priorities and requirements (including cost-cutting initiatives, government and customer shut-downs, the potential deferral of awards, terminations or reductions of expenditures to respond to the priorities of Congress and the Administration, or budgetary cuts resulting from Congressional actions or automatic sequestration); (iii) changes in geopolitical conditions in countries where the Company does or intends to do business; (iv) the successful conclusion of competitions for government programs (including new, follow-on and successor programs) and thereafter successful contract negotiations with government authorities (both foreign and domestic) for the terms and conditions of the programs; (v) the timely receipt of any necessary export approvals and/or other licenses or authorizations from the U.S. Government; (vi) timely satisfaction or fulfillment of material contractual conditions precedents in customer purchase orders, contracts, or similar arrangements; (vii) the existence of standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; (viii) the successful resolution of government inquiries or investigations relating to our businesses and programs; (ix) risks and uncertainties associated with the successful implementation and ramp up of significant new programs, including the ability to manufacture the products to the detailed specifications required and recover start-up costs and other investments in the programs; (x) potential difficulties associated with variable acceptance test results, given sensitive production materials and extreme test parameters; (xi) the receipt and successful execution of production orders under the Company's existing U.S. government JPF contract, including the exercise of all contract options and receipt of orders from allied militaries, but excluding any next generation programmable fuze programs, as all have been assumed in connection with goodwill impairment evaluations; (xii) the continued support of the existing K-MAX® helicopter fleet, including sale of existing K-MAX® spare parts inventory and the receipt of orders for new aircraft sufficient to recover our investment in the restart of the K-MAX® production line; (xiii) the accuracy of current cost estimates associated with environmental remediation activities; (xiv) the profitable integration of acquired businesses into the Company's operations; (xv) the ability to implement our ERP systems in a cost-effective and efficient manner, limiting disruption to our business, and allowing us to capture their planned benefits while maintaining an adequate internal control environment; (xvi) changes in supplier sales or vendor incentive policies; (xvii) the effects of price increases or decreases; (xviii) the effects of pension regulations, pension plan assumptions, pension plan asset performance, future contributions and the pension freeze, including the ultimate determination of the U.S. Government's share of any pension curtailment adjustment calculated in accordance with CAS 413; (xix) future levels of indebtedness and capital expenditures; (xx) the continued availability of raw materials and other commodities in adequate supplies and the effect of increased costs for such items; (xxi) the effects of currency exchange rates and foreign competition on future operations; (xxii) changes in laws and regulations, taxes, interest rates, inflation rates and general business conditions; (xxiii) the effects, if any, of the UK's exit from the EU; (xxiv) future repurchases and/or issuances of common stock; (xxv) the occurrence of unanticipated restructuring costs or the failure to realize anticipated savings or benefits from past or future expense reduction actions; and (xxvi) other risks and uncertainties set forth herein and in our 2017 Form 10-K.

Any forward-looking information provided in this report should be considered with these factors in mind. We assume no obligation to update any forward-looking statements contained in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of Common Stock by the Company during the three-month fiscal period ended June 29, 2018:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan (in thousands)
March 31, 2018 - April 27, 2018	25,853	$62.64	25,853	$58,867
April 28, 2018 - May 25, 2018	11,647	$63.17	11,647	$58,131
May 26, 2018 - June 29, 2018	26,046	$71.75	25,833	$56,278
Total	63,546		63,333

(a) During the quarter the Company purchased 213 shares in connection with employee tax withholding obligations as permitted by our equity compensation plans, which are SEC Rule 16b-3 qualified compensation plans. These were not purchases under our publicly announced program.

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

Item 6.     Index To Exhibits

10.1
Kaman Corporation Amended and Restated 2013 Management Incentive Plan.* (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 23, 2018, File No. 001-35419)
Previously Filed
10.2
Kaman Corporation Amended and Restated Employee Stock Purchase Plan.* (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 23, 2018, File No. 001-35419)
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

KAMAN CORPORATION
Registrant
Date:	August 8, 2018		/s/ Neal J. Keating
		By:	Neal J. Keating
Chairman, President and
Chief Executive Officer

Date:	August 8, 2018		/s/ Robert D. Starr
		By:	Robert D. Starr
Executive Vice President and
Chief Financial Officer

KAMAN CORPORATION
INDEX TO EXHIBITS

10.1
Kaman Corporation Amended and Restated 2013 Management Incentive Plan.* (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 23, 2018, File No. 001-35419)
Previously Filed
10.2
Kaman Corporation Amended and Restated Employee Stock Purchase Plan.* (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 23, 2018, File No. 001-35419)
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