Form 10-Q
period 2018-09-28
KAMAN Corp
filed 2018-11-01
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2018

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
Yes         ☐            No          ☒

At October 26, 2018, there were 27,958,678 shares of Common Stock outstanding.

PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts) (Unaudited)

	September 28, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$26,222	$36,904
Accounts receivable, net	235,682	313,451
Contract assets	128,039	—
Contract costs, current portion	5,296	—
Inventories	303,145	367,437
Income tax refunds receivable	4,157	2,889
Other current assets	35,411	27,188
Total current assets	737,952	747,869
Property, plant and equipment, net of accumulated depreciation of $269,241 and $252,611, respectively	189,133	185,452
Goodwill	347,549	351,717
Other intangible assets, net	95,255	117,118
Deferred income taxes	21,026	27,603
Contract costs, noncurrent portion	12,124	—
Other assets	28,610	25,693
Total assets	$1,431,649	$1,455,452
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt, net of debt issuance costs	$8,750	$7,500
Accounts payable – trade	136,030	127,591
Accrued salaries and wages	47,901	48,352
Contract liabilities, current portion	21,284	—
Advances on contracts	—	8,527
Income taxes payable	—	1,517
Other current liabilities	59,466	52,812
Total current liabilities	273,431	246,299
Long-term debt, excluding current portion, net of debt issuance costs	295,584	391,651
Deferred income taxes	7,218	8,024
Underfunded pension	82,572	126,924
Contract liabilities, noncurrent portion	85,044	—
Other long-term liabilities	49,506	46,898
Commitments and contingencies (Note 13)
Shareholders' equity:
Preferred stock, $1 par value, 200,000 shares authorized; none outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; voting; 29,524,943 and 29,141,467 shares issued, respectively	29,525	29,141
Additional paid-in capital	198,072	185,332
Retained earnings	592,103	587,877
Accumulated other comprehensive income (loss)	(116,661)	(115,814)
Less 1,545,603 and 1,325,975 shares of common stock, respectively, held in treasury, at cost	(64,745)	(50,880)
Total shareholders’ equity	638,294	635,656
Total liabilities and shareholders’ equity	$1,431,649	$1,455,452
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts) (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Net sales	$443,058	$447,046	$1,374,514	$1,331,993
Cost of sales	314,500	308,581	976,206	934,689
Gross profit	128,558	138,465	398,308	397,304
Selling, general and administrative expenses	110,246	106,497	336,338	325,326
Other intangible assets impairment	10,039	—	10,039	—
Restructuring costs	1,657	2,500	5,304	2,500
Net gain on sale of assets	(640)	(212)	(2,228)	(217)
Operating income	7,256	29,680	48,855	69,695
Interest expense, net	5,085	5,264	15,439	15,546
Non-service pension and post retirement benefit cost (income)	(2,975)	(618)	(9,043)	(2,203)
Other expense (income), net	(179)	(483)	(160)	(711)
Earnings before income taxes	5,325	25,517	42,619	57,063
Income tax expense	3,893	9,237	12,027	21,034
Net earnings	$1,432	$16,280	$30,592	$36,029

Earnings per share:
Basic earnings per share	$0.05	$0.58	$1.09	$1.31
Diluted earnings per share	$0.05	$0.58	$1.08	$1.27
Average shares outstanding:
Basic	28,009	27,907	27,944	27,536
Diluted	28,258	28,219	28,258	28,319
Dividends declared per share	$0.20	$0.20	$0.60	$0.60

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Net earnings	$1,432	$16,280	$30,592	$36,029
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,522)	7,731	(7,478)	24,105
Unrealized gain (loss) on derivative instruments, net of tax expense (benefit) of $0 and ($43) and $1 and $72, respectively	—	(70)	1	121
Change in pension and post-retirement benefit plan liabilities, net of tax expense of $706 and $1,309 and $2,119 and $3,979, respectively	2,210	2,220	6,630	6,588
Other comprehensive income (loss)	688	9,881	(847)	30,814
Comprehensive income	$2,120	$26,161	$29,745	$66,843

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS KAMAN CORPORATION AND SUBSIDIARIES (In thousands) (Unaudited)

	For the Nine Months Ended
	September 28, 2018	September 29, 2017
Cash flows from operating activities:
Net earnings	$30,592	$36,029
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	31,500	31,919
Amortization of debt issuance costs	1,355	1,564
Accretion of convertible notes discount	1,934	2,769
Provision for doubtful accounts	1,273	743
Net gain on sale of assets	(2,228)	(217)
Other intangible assets impairment	10,039	—
Loss on debt extinguishment	—	137
Net loss (gain) on derivative instruments	642	(789)
Stock compensation expense	4,989	4,917
Deferred income taxes	8,094	6,450
Changes in assets and liabilities, excluding effects of acquisitions/divestitures:
Accounts receivable	46,411	(44,537)
Contract assets	(45,686)	—
Contract costs	(6,576)	—
Inventories	(10,561)	12,317
Income tax refunds receivable	(1,268)	5,430
Other assets	(9,720)	(2,084)
Accounts payable - trade	7,446	(5,373)
Contract liabilities	94,935	231
Accrued restructuring costs	(445)	1,467
Advances on contracts	—	1,458
Other current liabilities	2,687	1,850
Income taxes payable	(3,048)	3,830
Pension liabilities	(36,185)	(11,531)
Other long-term liabilities	1,218	(2,746)
Net cash provided by operating activities	127,398	43,834
Cash flows from investing activities:
Proceeds from sale of assets	2,433	513
Expenditures for property, plant & equipment	(23,630)	(19,874)
Acquisition of businesses (net of cash acquired)	—	(1,365)
Other, net	(2,435)	(2,375)
Net cash used in investing activities	(23,632)	(23,101)
Cash flows from financing activities:
Net repayments under revolving credit agreements	(89,727)	(73,779)
Debt repayment	(5,625)	(5,000)
Proceeds from the issuance of 2024 convertible note	—	200,000
Repayment of 2017 convertible notes	—	(163,654)
Purchase of capped call - 2024 convertible notes	—	(20,500)
Proceeds from bond hedge settlement - 2017 convertible notes	—	58,564
Net change in bank overdraft	4,669	1,115
Proceeds from exercise of employee stock awards	6,448	5,426
Purchase of treasury shares	(11,996)	(6,931)
Dividends paid	(16,751)	(15,892)
Debt and equity issuance costs	—	(7,469)
Other	(729)	(379)
Net cash used in financing activities	(113,711)	(28,499)
Net decrease in cash and cash equivalents	(9,945)	(7,766)
Effect of exchange rate changes on cash and cash equivalents	(737)	1,990
Cash and cash equivalents at beginning of period	36,904	41,205
Cash and cash equivalents at end of period	$26,222	$35,429

Supplemental disclosure of noncash activities:
Value of common shares issued for unwind of warrant transactions	$7,583	$30,279
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three-month and nine-month fiscal periods ended September 28, 2018 and September 29, 2017
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

The Company has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The third quarters for 2018 and 2017 ended on September 28, 2018, and September 29, 2017, respectively.

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
In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715) - Improving the Net Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. The objective of this standard update is to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. This standard update requires employers to disaggregate the service cost component from the other components of net benefit cost. This ASU also provides guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization. The other components of net benefit cost, which are expected to more than offset the service cost component, are required to be presented in the income statement separately from the service cost component and outside of operating profit. The standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. This ASU was applied retrospectively for the presentation of the service cost component and the other components of net benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component and the other components of net benefit cost in assets. The standard update allows for a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The Company applied this practical expedient for prior period presentation. The Company currently estimates that the service cost component to be included in operating profit will be approximately $4.9 million and the other components of net benefit cost presented below operating income will be approximately $12.1 million of income in 2018. See Note 12, Pension Plans, for the service cost component and other components of net benefit in the current period and Note 3, Significant Accounting Policies Update, for the impact to prior period results.
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
For the three-month and nine-month fiscal periods ended September 28, 2018 and September 29, 2017
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

Subsequent to the issuance of ASU 2014-09, the FASB issued the following updates: ASU 2015-14, "Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date"; ASU 2016-08, “Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”; ASU 2016-10, "Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing"; ASU 2016-12, "Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients"; and ASU 2016-20, "Technical Corrections and Improvements to Topic 606". The amendments in these updates affect the guidance contained within ASU 2014-09 and were similarly adopted on January 1, 2018. See Note 3, Significant Accounting Policies Update, for further information on the impacts of these standard updates.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 28, 2018 and September 29, 2017
(Unaudited)

2. RECENT ACCOUNTING STANDARDS (CONTINUED)

Recent Accounting Standards Yet to be Adopted

In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract". The objective of the standard update is to provide additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract to address the diversity in practice. The ASU requires an entity in a hosting arrangement that is a service arrangement to determine which costs to capitalize as an asset related to a service contract and which costs to expense, and to determine which project stage implementation activities relate to. Costs for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and postimplementation stages are expensed as the activities are performed. Capitalized implementation costs of a hosting arrangement are expensed over the term of the hosting arrangement in the same line item in the statement of operations as the fees associated with the hosting element of the arrangement. The standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted. The adoption of this standard update is not expected to have a material impact on the Company's consolidated financial statements.
In August 2018, the FASB issued ASU 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) - Disclosure Framework - Changes to Disclosure Requirements for Defined Benefit Plans". The objective of the standard update is to improve the effectiveness of disclosure requirements for defined benefit pension and other postretirement plans. This standard update remove disclosures that are no longer considered cost beneficial, clarifies specific requirements of disclosures and adds new disclosure requirements identified as relevant. The standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. Early adoption is permitted. The adoption of this standard update is not expected to have a material impact on the Company's consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to Disclosure Requirements for Fair Value Measurement". The objective of this standard update is to improve the effectiveness of disclosures for recurring and nonrecurring fair value measurements. This standard update removes certain disclosure requirements that are no longer considered cost beneficial, modifies existing disclosure requirements and adds new disclosure requirements identified as relevant. The standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of the ASU and delay adoption of the additional disclosures until the effective date. The adoption of this standard update is not expected to have a material impact on the Company's consolidated financial statements.
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
For the three-month and nine-month fiscal periods ended September 28, 2018 and September 29, 2017
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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Under this ASU as amended, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting is largely unchanged under this ASU as amended. This standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company has developed a project plan that includes a three-phase approach to implementing this standard update. Phase one, the assessment phase, was completed in the third quarter of 2017. The Company began the second phase in the fourth quarter of 2017, which included implementing new lease administration software and entering the Company's lease information and financial data into the software, establishing policies discussed below and understanding the initial financial impact this standard update will have on the Company's consolidated financial statements. Phase three, which the Company will begin in the fourth quarter of 2018, includes integrating the standard update into financial reporting processes and systems and developing a more robust understanding of the financial impact of this standard update. The Company anticipates the ASU will have a material impact on its assets and liabilities due to the addition of right-of-use assets and lease liabilities to the balance sheet; however, it does not expect the ASU to have a material impact on the Company's cash flows, results of operations or debt covenant compliance.

The Company has elected the transition method allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has elected not to apply the recognition requirements to short-term leases, and will recognize the lease payments in profit or loss on a straight-line basis over the lease term and variable payments in the period in which the obligation for those payments is incurred. The Company has elected the following practical expedients (which must be elected as a package and applied consistently to all leases): an entity need not reassess whether any expired or existing contracts are or contain leases, an entity need not reassess the lease classification for any expired or existing leases and an entity need not reassess initial direct costs for any existing leases. Additionally, the Company has elected the practical expedient to not separate nonlease components from the associated lease component and account for those components as a single component for certain asset groups.

Subsequent to the issuance of ASU 2016-02, the FASB has issued the following updates: ASU 2018-10, "Codification Improvements to Topic 842, Leases", and ASU 2018-11, "Leases (Topic 842): Targeted Improvements - Transition - Comparative Reporting at Adoption". The amendments in these updates affect the guidance contained within ASU 2016-02 and have been assessed as part of the Company's leasing project plan.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 28, 2018 and September 29, 2017
(Unaudited)

3. SIGNIFICANT ACCOUNTING POLICIES UPDATE (CONTINUED)

Revenue Recognition - continued

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
For the three-month and nine-month fiscal periods ended September 28, 2018 and September 29, 2017
(Unaudited)

3. SIGNIFICANT ACCOUNTING POLICIES UPDATE (CONTINUED)

Revenue Recognition - continued

Distribution segment - continued

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
For the three-month and nine-month fiscal periods ended September 28, 2018 and September 29, 2017
(Unaudited)

3. SIGNIFICANT ACCOUNTING POLICIES UPDATE (CONTINUED)

Revenue Recognition - continued

Aerospace segment - continued

For contracts that recognize revenue over time, the Company performs detailed quarterly reviews of the progress and execution of its performance obligations under these contracts. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenues and costs. The risks and opportunities include management's judgment about the ability and cost to achieve the schedule (e.g. the number and type of milestone events), technical requirements (e.g., a newly-developed product versus a mature product) and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation (e.g. to estimate increases in wages and prices for materials and related support cost allocations), execution by subcontractors, the availability and timing of funding from customers and overhead cost rates, among other variables. Based upon these reviews, the Company will record the effects of adjustments in profit estimates each period. If at any time management determines that in the case of a particular contract total costs will exceed total contract revenue, a provision for the entire anticipated contract loss is recorded at that time. The amount of revenue recognized in the three-month and nine-month fiscal periods ended September 28, 2018 from performance obligations satisfied (or partially satisfied) in previous periods was $1.8 million and $4.8 million, respectively. These amounts were primarily related to changes in the estimates of the stage of completion of Aerospace contracts, more specifically the JPF contract with the USG and the AH-1Z contract. For the three-month and nine-month fiscal periods ended September 29, 2017, there were net increases in the Company's operating income attributable to changes in contract estimates of $1.1 million and $3.2 million, respectively. These increases were primarily a result of improved performance on the JPF USG Program, the AH-1Z program and the SH-2G program with Peru. These improvements were partially offset by cost growth on the K-MAX® and A-10 programs.

Due to the nature of the work required to be performed on many of the Company's performance obligations, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment. From time-to-time the Company enters into long-term contracts with the USG that contain award fees, incentive fees or other provisions that can either increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and can be based upon customer discretion. The Company estimates variable consideration at the most likely amount to which it expects to be entitled. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company's anticipated performance and all information (historical, current and forecasted) that is reasonably available. The Company does not include financing components as variable consideration if less than one year. At September 28, 2018, the Company did not have any significant financing components.

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
For the three-month and nine-month fiscal periods ended September 28, 2018 and September 29, 2017
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
For the three-month and nine-month fiscal periods ended September 28, 2018 and September 29, 2017
(Unaudited)

3. SIGNIFICANT ACCOUNTING POLICIES UPDATE (CONTINUED)

Revenue Recognition - continued

The following tables summarize the impacts of ASC 606 on the Company's condensed consolidated financial statements.

	September 28, 2018
	As reported	Adjustments	Balances without adoption of ASC 606
In thousands
Assets
Accounts receivable, net	$235,682	$20,453	$256,135
Contract assets	128,039	(128,039)	—
Contract costs, current portion	5,296	(5,296)	—
Inventories	303,145	118,777	421,922
Income tax refunds receivable	4,157	5,643	9,800
Other current assets	35,411	(182)	35,229
Deferred income taxes	21,026	(4,567)	16,459
Contract costs, noncurrent portion	12,124	(12,124)	—

Liabilities
Accounts payable - trade	$136,030	$(1,563)	$134,467
Contract liabilities, current portion	21,284	(21,284)	—
Advances on contracts, current portion	—	19,025	19,025
Other current liabilities	59,466	561	60,027
Deferred income taxes	7,218	—	7,218
Contract liabilities, noncurrent portion	85,044	(85,044)	—
Advances on contracts, noncurrent portion	—	85,044	85,044

Equity
Retained earnings	$592,103	$(2,074)	$590,029

For the nine-month fiscal period ended September 28, 2018, the Company realized changes of asset and liability accounts as described above, with no impact to the Company's cash flows from operating activities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 28, 2018 and September 29, 2017
(Unaudited)

3. SIGNIFICANT ACCOUNTING POLICIES UPDATE (CONTINUED)

Revenue Recognition - continued

	For the Three Months Ended
	September 28, 2018
	As reported	Adjustments	Balances without adoption of ASC 606
In thousands
Net sales	$443,058	$(10,780)	$432,278
Cost of sales	314,500	(5,856)	308,644
Gross profit	128,558	(4,924)	123,634
Selling, general and administrative expenses	110,246	(2,369)	107,877
Other intangible assets impairment	10,039	—	10,039
Restructuring costs	1,657	—	1,657
Net gain on sale of assets	(640)	—	(640)
Operating income	7,256	(2,555)	4,701
Interest expense, net	5,085	—	5,085
Non-service pension and post retirement benefit cost (income)	(2,975)	—	(2,975)
Other expense (income), net	(179)	—	(179)
Earnings before income taxes	5,325	(2,555)	2,770
Income tax expense	3,893	(607)	3,286
Net earnings	$1,432	$(1,948)	$(516)

	For the Nine Months Ended
	September 28, 2018
	As reported	Adjustments	Balances without adoption of ASC 606
In thousands
Net sales	$1,374,514	$(72,754)	$1,301,760
Cost of sales	976,206	(52,484)	923,722
Gross profit	398,308	(20,270)	378,038
Selling, general and administrative expenses	336,338	(4,890)	331,448
Other intangible assets impairment	10,039	—	10,039
Restructuring costs	5,304	—	5,304
Net gain on sale of assets	(2,228)	—	(2,228)
Operating income	48,855	(15,380)	33,475
Interest expense, net	15,439	—	15,439
Non-service pension and post retirement benefit cost (income)	(9,043)	—	(9,043)
Other expense (income), net	(160)	—	(160)
Earnings before income taxes	42,619	(15,380)	27,239
Income tax expense	12,027	(3,721)	8,306
Net earnings	$30,592	$(11,659)	$18,933

For the three-month and nine-month fiscal periods ended September 28, 2018, the only adjustments to comprehensive income when comparing the balances with ASC 606 and the balances without ASC 606 included the adjustments to net earnings presented above.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 28, 2018 and September 29, 2017
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

Contract Costs

Contract costs consist of costs to obtain and fulfill a contract. Costs to fulfill a contract primarily consist of nonrecurring engineering costs incurred at the start of a new program for which such costs are expected to be recovered under existing and future contracts. Such costs are amortized over the estimated revenue amount of the contract. Costs to obtain a contract consist of commissions and agent fees paid in connection with the award of a contract. If these costs are determined to have an amortization period of less than one year, the Company applies the practical expedient and the related costs are expensed as incurred. If the amortization period is determined to be greater than a year and the incremental costs to obtaining the contract qualify as an asset, then the contract costs are recorded and amortized over the estimated contract revenue. At September 28, 2018, costs to fulfill a contract and costs to obtain a contract were $9.6 million and $7.8 million, respectively. These amounts are included in contract costs, current portion and contract costs, noncurrent portion on the Company's Condensed Consolidated Balance Sheets at September 28, 2018.

Contract Liabilities

The Company's contract liabilities consist of advance payments and billings in excess of revenue recognized and deferred revenue. Advance payments and billings in excess of revenue recognized are classified as current or noncurrent based on the timing of when recognition of revenue is expected. At September 28, 2018, the noncurrent portion of contract liabilities was $85.0 million, which is included in contract liabilities, noncurrent portion in the Company's Condensed Consolidated Balance Sheets.

Unfulfilled Performance Obligations

Unfulfilled performance obligations ("backlog") represents the transaction price of firm orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts. As of September 28, 2018, the aggregate amount of the transaction price allocated to backlog was $1.0 billion. The Company expects to recognize revenue on approximately $612.9 million of this amount over the next 12 months, with the remaining amount to be recognized thereafter.

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
For the three-month and nine-month fiscal periods ended September 28, 2018 and September 29, 2017
(Unaudited)

3. SIGNIFICANT ACCOUNTING POLICIES UPDATE (CONTINUED)

Pension - continued

The following tables summarize the impacts of the adoption of ASU 2017-07 on the Company's Condensed Statement of Operations and segment operating income.

	For the Three Months Ended
	September 29, 2017
	As previously reported	Adjustments	As adjusted
In thousands
Cost of sales	$308,111	$470	$308,581
Gross profit	138,935	(470)	138,465
Selling, general and administrative expenses	106,349	148	106,497
Operating income	30,298	(618)	29,680
Non-service pension and post retirement benefit cost (income)	—	(618)	(618)

Segment operating income
Distribution	$13,369	$(277)	$13,092
Aerospace	31,877	(559)	31,318
Corporate expenses	(15,160)	218	(14,942)

	For the Nine Months Ended
	September 29, 2017
	As previously reported	Adjustments	As adjusted
In thousands
Cost of sales	$933,279	$1,410	$934,689
Gross profit	398,714	(1,410)	397,304
Selling, general and administrative expenses	324,533	793	325,326
Operating income	71,898	(2,203)	69,695
Non-service pension and post retirement benefit cost (income)	—	(2,203)	(2,203)

Segment operating income
Distribution	$40,997	$(832)	$40,165
Aerospace	74,736	(1,676)	73,060
Corporate expenses	(44,052)	305	(43,747)

4. RESTRUCTURING COSTS

During the third quarter of 2017, the Company initiated restructuring activities at its Aerospace segment to support the ongoing effort of improving capacity utilization and operating efficiency to better position the Company for increased profitability and growth. Such actions include workforce reductions and the consolidation of operations, beginning in the third quarter of 2017 through the planned completion of restructuring activities in the first half of 2019. The Company currently expects these actions to result in approximately $7.0 million to $8.5 million in pre-tax restructuring and transition charges and, beginning in 2019, will result in total cost savings of approximately $4.0 million annually.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 28, 2018 and September 29, 2017
(Unaudited)

4. RESTRUCTURING COSTS (CONTINUED)

The following table summarizes the accrual balances by cost type for the restructuring actions:

	Severance	Other (1)	Total
In thousands
Restructuring accrual balance at December 31, 2017	$1,172	$179	$1,351
Provision	1,080	2,174	3,254
Cash payments	(1,722)	(2,157)	(3,879)
Changes in foreign currency exchange rates	(10)	(11)	(21)
Restructuring accrual balance at September 28, 2018	$520	$185	$705
(1) Includes costs associated with consolidation of facilities.

The above accrual balance was included in other current liabilities on the Company's Consolidated Balance Sheets. For the three-month and nine-month fiscal periods, the Aerospace segment incurred $1.2 million and $3.5 million in costs, respectively, associated with the restructuring activities described above. Included in this expense is approximately $0.2 million of cost that primarily relates to the write-off of inventory for various small order programs that the Company will no longer continue to manufacture as a result of the consolidation of operations. Since the announcement of these restructuring activities, restructuring expense as of September 28, 2018 was $6.1 million. Included in this expense is approximately $1.2 million of cost that primarily relates to the write-off of inventory for various small order programs that the Company will no longer continue to manufacture as a result of the consolidation of operations.

Other Matters

In addition to the restructuring above, for the nine-month fiscal period ended September 28, 2018, the Aerospace segment incurred $1.2 million in costs associated with the termination of certain distributor agreements and separation costs for certain employees not covered by the restructuring activities noted above. The Distribution segment incurred $0.4 million and $0.6 million in separation costs for certain employees in the three-month and nine-month fiscal periods ended September 28, 2018, respectively. These amounts are not included in the table above.

5. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	September 28, 2018	December 31, 2017
In thousands
Trade receivables	$172,999	$152,078
U.S. Government contracts:
Billed	22,008	26,093
Cost and accrued profit - not billed	1,251	862
Commercial and other government contracts
Billed	43,012	107,962
Cost and accrued profit - not billed	818	30,590
Less allowance for doubtful accounts	(4,406)	(4,134)
Accounts receivable, net	$235,682	$313,451

The decrease in commercial and other government contracts - billed was primarily due to the receipt of payments related to a JPF direct commercial sales ("DCS") contract and the Company's bearings products. The decrease in commercial and other government contracts cost and accrued profit - not billed was primarily attributable to the adoption of ASC 606.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 28, 2018 and September 29, 2017
(Unaudited)

5. ACCOUNTS RECEIVABLE, NET (CONTINUED)

Accounts receivable, net includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	September 28, 2018	December 31, 2017
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$900	$900

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

Reconciliation of Contract Balances

Activity related to contract assets, contract costs and contract liabilities is as follows:

	September 28, 2018	January 1, 2018(1)	$ Change	% Change
In thousands
Contract assets	$128,039	$82,699	$45,340	54.8%

Contract costs, current portion	$5,296	$3,022	$2,274	75.2%
Contract costs, noncurrent portion	$12,124	$7,852	$4,272	54.4%

Contract liabilities, current portion	$21,284	$10,705	$10,579	98.8%
Contract liabilities, noncurrent portion	$85,044	$689	$84,355	12,243.1%
(1) These amounts include the impact of the cumulative effect adjustment resulting from the adoption of ASC 606.

Contract Assets

The increase in contract assets was primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the nine-month fiscal period ended September 28, 2018. This increase is primarily related to work performed and not yet billed on the JPF program with the USG, legacy fuze programs and the SH-2G program with Peru in the Aerospace segment and the automation, control and energy product line at the Distribution segment. There were no significant impairment losses related to the Company's contract assets during the nine-month fiscal period ended September 28, 2018.

Contract assets includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	September 28, 2018	December 31, 2017
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$2,941	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 28, 2018 and September 29, 2017
(Unaudited)

6. CONTRACT ASSETS, CONTRACT COSTS AND CONTRACT LIABILITIES (CONTINUED)

Contract Assets - continued

On January 1, 2018, $4.3 million in claims previously included in inventory were reclassified to contract assets as part of the cumulative effect adjustment resulting from the adoption of ASC 606. This amount was partially offset by the settlement of claims in the nine-month fiscal period ended September 28, 2018.

Contract Costs

The increase in contract costs, current portion was primarily related to costs to obtain a JPF DCS contract and costs to fulfill certain metallic structures and composite structures programs, partially offset by amortization of contract costs. For the three-month and nine-month fiscal periods ended September 28, 2018, amortization of contract costs was $0.8 million and $2.5 million, respectively.

The increase in contract costs, noncurrent portion was primarily related to costs to obtain a JPF DCS contract.

Contract Liabilities

The increase in contract liabilities, current portion was primarily due to advance payments received for a JPF DCS contract and the K-MAX® program, partially offset by revenue recognized in excess of payments received on these performance obligations, primarily associated with deliveries under a JPF DCS contract and the K-MAX® program. For the three-month and nine-month fiscal periods ended September 28, 2018, revenue recognized related to contract liabilities, current portion at January 1, 2018 was $1.4 million and $7.8 million.

The increase in contract liabilities, noncurrent portion was due to advance payments received for a JPF DCS contract. For the three-month and nine-month fiscal periods ended September 28, 2018, the Company did not recognize revenue against contract liabilities, noncurrent portion.

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

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value:

	September 28, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
In thousands
Debt (1)	$310,067	$362,943	$405,602	$428,432
(1) These amounts are classified within Level 2.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 28, 2018 and September 29, 2017
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

Recurring Fair Value Measurements

The Company holds derivative instruments for foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates and its counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy. At September 28, 2018, the derivative instruments have been included in other current liabilities on the Condensed Consolidated Balance Sheets. At December 31, 2017, the derivative instruments were included in other current assets and other assets on the Condensed Consolidated Balance Sheets. Based on the Company's continued ability to trade and enter into forward contracts and interest rate swaps, the Company considers the markets for its fair value instruments to be active.

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of September 28, 2018, such credit risks have not had an adverse impact on the fair value of these instruments.

Nonrecurring Fair Value Measurements

During the third quarter of 2018, the Company incurred a $10.0 million impairment charge for a certain asset group at its U.K. business. Refer to Note 10, Goodwill and Other Intangible Assets, Net for further information regarding the calculation of fair value.

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

Forward Exchange Contracts

The Company holds forward exchange contracts designed to hedge forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on the Company’s earnings and cash flows. Some of these contracts are designated as cash flow hedges. The Company will include in earnings amounts currently included in accumulated other comprehensive income upon recognition of cost of sales related to the underlying transaction. These contracts were not material to the Company's Condensed Consolidated Balance Sheets as of September 28, 2018 and December 31, 2017. The activity related to these contracts was not material to the Company's Condensed Consolidated Financial Statements for the three-month and nine-month fiscal periods ended September 28, 2018 and September 29, 2017.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 28, 2018 and September 29, 2017
(Unaudited)

9. INVENTORIES

Inventories consist of the following:

	September 28, 2018	December 31, 2017
In thousands
Merchandise for resale	$155,430	$151,520
Raw materials	14,338	18,871
Contracts and other work in process (including certain general stock materials)	114,555	171,403
Finished goods	18,822	25,643
Total	$303,145	$367,437

The decrease in contracts and other work in process (including certain general stock materials) was primarily attributable to the adoption of ASC 606.

Inventories include amounts associated with matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	September 28, 2018	December 31, 2017
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$880	$4,375

As a result of the adoption of ASC 606, $4.3 million of claims in inventory at December 31, 2017 were reclassified to contract assets as part of the cumulative effect adjustment on January 1, 2018.

At September 28, 2018, and December 31, 2017, $44.9 million and $25.5 million, respectively, of K-MAX® inventory, including inventory associated with the new build aircraft, was included in contracts and other work in process inventory and finished goods on the Company's Condensed Consolidated Balance Sheets. Management believes that approximately $12.7 million of the K-MAX® inventory will be sold after September 28, 2019, based upon the anticipation of additional aircraft manufacturing and supporting the fleet for the foreseeable future.

At September 28, 2018, and December 31, 2017, $5.4 million and $6.2 million, respectively, of SH-2G(I) inventory was included in contracts and other work in process inventory on the Company's Condensed Consolidated Balance Sheets. Management believes that approximately $5.1 million of the SH-2G(I) inventory will be sold after September 28, 2019. This balance represents spares requirements and inventory to be used on SH-2G programs.

10. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company:

	Distribution	Aerospace	Total
In thousands
Gross balance at December 31, 2017	$149,204	$218,765	$367,969
Accumulated impairment	—	(16,252)	(16,252)
Net balance at December 31, 2017	149,204	202,513	351,717
Additions	—	—	—
Impairments	—	—	—
Foreign currency translation	—	(4,168)	(4,168)
Ending balance at September 28, 2018	$149,204	$198,345	$347,549

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 28, 2018 and September 29, 2017
(Unaudited)

10. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)

Goodwill - continued

In accordance with ASC 350, Intangibles - Goodwill and Other ("ASC 350"), the Company evaluates goodwill for possible impairment on at least an annual basis. The Company is currently in the process of preparing its forecast, which it will use to complete its annual evaluation during the fourth quarter. Based upon information obtained at this point in the forecast process, management has determined that the Company will perform a quantitative assessment, rather than a qualitative assessment, for the Aerosystems reporting unit. The quantitative assessment could result in the determination that there has been an impairment of some or all of the goodwill associated with the reporting unit. The goodwill associated with the Aerosystems reporting unit is $51.0 million.

Other Intangibles

Other intangible assets consisted of:

		At September 28,		At December 31,
		2018		2017
	Amortization Period	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
In thousands
Customer lists / relationships	6-26 years	$136,811	$(62,425)	$159,592	$(65,036)
Developed technologies	10-20 years	19,842	(3,704)	20,148	(2,790)
Trademarks / trade names	3-15 years	8,813	(4,223)	8,995	(3,905)
Non-compete agreements and other	1-9 years	8,309	(8,249)	8,345	(8,319)
Patents	17 years	523	(442)	523	(435)
Total		$174,298	$(79,043)	$197,603	$(80,485)

In accordance with ASC 360 - Property, Plant, and Equipment ("ASC 360"), the Company is required to evaluate long-lived intangible assets for possible impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. During the third quarter of 2018, management identified a triggering event for possible impairment at a certain asset group in its U.K. business based on a review of its historical performance, the current forecast for the remainder of the year and the loss of future orders from one of its significant customers, requiring the Company to evaluate the intangible assets for impairment. The Company performed a recoverability test as defined under ASC 360 by comparing the undiscounted cash flows of the asset group to its carrying value. The estimated undiscounted future cash flows of the business did not exceed the carrying value of the assets. Based on these results, the Company calculated the fair value of the asset group, using an income approach based on the estimated future cash flows, discounted to present value using a rate commensurate with the risks associated with the asset group's weighted average cost of capital. This calculation resulted in a write-off of $10.0 million for a certain asset group at the U.K. business. This charge has been included in the operating results of the Company's Aerospace segment. Other intangible assets, gross, and accumulated amortization decreased by $21.0 million and $11.0 million, respectively, as a result of the $10.0 million impairment of customer lists/relationships at the asset group within the Company's U.K. business incurred in the three-month and nine-month fiscal periods ended September 28, 2018.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 28, 2018 and September 29, 2017
(Unaudited)

12. PENSION PLANS

Components of net pension cost for the Qualified Pension Plan and Supplemental Employees’ Retirement Plan ("SERP") are as follows:

	For the Three Months Ended
	Qualified Pension Plan		SERP
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
In thousands
Service cost	$1,224	$1,198	$—	$—
Interest cost on projected benefit obligation	5,951	6,089	72	70
Expected return on plan assets	(11,960)	(10,512)	—	—
Amortization of net loss	2,843	3,486	73	43
Additional amount recognized due to curtailment/settlement	—	—	46	206
Net pension (income) cost	$(1,942)	$261	$191	$319

	For the Nine Months Ended
	Qualified Pension Plan		SERP
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
In thousands
Service cost	$3,672	$3,595	$—	$—
Interest cost on projected benefit obligation	17,853	18,268	189	193
Expected return on plan assets	(35,880)	(31,536)	—	—
Amortization of net loss	8,529	10,458	220	109
Additional amount recognized due to curtailment/settlement	—	—	46	305
Net pension (income) cost	$(5,826)	$785	$455	$607

During the nine-month fiscal period ended September 28, 2018, the Company contributed $30.0 million to the qualified pension plan. No further contributions are expected to be made to the qualified pension plan during 2018. During the nine-month fiscal period ended September 28, 2018, the Company contributed $0.8 million to the SERP. The Company plans to contribute an additional $0.1 million to the SERP in 2018. For the 2017 plan year, the Company contributed $10.0 million to the qualified pension plan and $3.1 million to the SERP.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 28, 2018 and September 29, 2017
(Unaudited)

13. COMMITMENTS AND CONTINGENCIES

Pension Freeze

Effective December 31, 2015, the Company's qualified pension plan was frozen with respect to future benefit accruals. Under USG Cost Accounting Standard (“CAS”) 413 the Company must determine the USG’s share of any pension curtailment adjustment calculated in accordance with CAS. Such adjustments can result in an amount due to the USG for pension plans that are in a surplus position or an amount due to the contractor for plans that are in a deficit position. During the fourth quarter of 2016, the Company accrued a $0.3 million liability representing its estimate of the amount due to the USG based on the Company's pension curtailment adjustment calculation, which was submitted to the USG for review in December 2016. The Company has maintained its accrual at $0.3 million as of September 28, 2018. There can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on the Company's results of operations, financial position and cash flows.

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

The Company's estimate of its portion of the cost to assess the environmental conditions and remediate this site is $2.3 million, all of which has been accrued. The total amount paid to date in connection with these environmental remediation activities is $1.6 million. At September 28, 2018, the Company had $0.7 million accrued for these environmental remediation activities. A portion ($0.1 million) of the accrual related to this property is included in other current liabilities and the balance is included in other long-term liabilities. The remaining balance of the accrual reflects the total anticipated cost of completing these environmental remediation activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

Bloomfield Property

In connection with the Company’s 2008 purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation had leased from NAVAIR, the Company assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and is currently remediating the property under the guidance of the Connecticut Department of Environmental Protection ("CTDEP"). The assumed environmental liability of $10.3 million was determined by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. The total amount paid to date in connection with these environmental remediation activities is $13.5 million. At September 28, 2018, the Company had $2.3 million accrued for these environmental remediation activities. A portion ($0.5 million) of the accrual related to this property is included in other current liabilities, and the balance is included in other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 28, 2018 and September 29, 2017
(Unaudited)

13. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Aerospace Claim Matter

On June 29, 2016, the Company received notification from a customer of their intent to file a claim for recovery of costs and expenses related to rework on certain aerostructure components previously delivered by the Company to the customer. The original notification did not indicate the extent of the rework undertaken by the customer, the cost or expenses incurred by the customer or the time frame in which the customer anticipated filing its formal claim. On October 17, 2017, the Company received a letter from the customer seeking to recover $12.4 million associated with the rework of these components and related costs incurred by the customer. The Company estimates the cost to rework the aerostructure components delivered to the customer over the time period in question is approximately $0.2 million. In the first nine months of 2018, the parties continued to exchange correspondence and supporting documentation to support their respective positions. The parties continue to seek resolution of this claim through further discussions and negotiations. The Company does not believe the claim has merit and will continue to vigorously defend against the claim, and will pursue appropriate legal remedies necessary to protect its position. Based on this analysis, the Company has accrued $0.2 million, the estimated cost to rework the aerostructure components, as of September 28, 2018; however, there can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on the Company's results of operations, financial position and cash flows.

Offset Agreement

During January 2018, the Company entered into an offset agreement as a condition to obtaining orders from a foreign customer for the Company's JPF product. This agreement is designed to return economic value to the foreign country by requiring the Company to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. The offset agreement may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects and the purchase by third parties of supplies from in-country vendors. This agreement may also be satisfied through the Company's use of cash for activities, such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. At September 28, 2018, the offset agreement had an outstanding notional value of approximately $194.0 million, which is equal to sixty percent of the contract value of $324.0 million as defined by the agreement between the customer and the Company. The amount ultimately applied against the offset agreement is based on negotiations with the customer and may require cash outlays that represent only a fraction of the notional value in the offset agreement.

The Company is currently in the process of developing a proposal to satisfy the offset requirements that will be submitted to the customer before the end of the year. The Company expects approval of the proposal during the first half of 2019. The satisfaction of the offset requirements will be determined by the customer and is expected to occur over a seven-year period. In the event the offset requirements of the contract are not met, the Company could be liable for potential penalties up to $16.5 million payable to the customer. The Company has not recognized any revenue associated with this contract and has considered the potential penalties of $16.5 million as a reduction to the transaction price in its determination of the value of the remaining performance obligations within this contract.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 28, 2018 and September 29, 2017
(Unaudited)

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

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
In thousands, except per share amounts
Net earnings	$1,432	$16,280	$30,592	$36,029

Basic:
Weighted average number of shares outstanding	28,009	27,907	27,944	27,536
Basic earnings per share	$0.05	$0.58	$1.09	$1.31

Diluted:
Weighted average number of shares outstanding	28,009	27,907	27,944	27,536
Weighted average shares issuable on exercise of dilutive stock options	208	148	222	152
Weighted average shares issuable on redemption of convertible notes	41	117	49	457
Weighted average shares issuable on redemption of warrants related to the 2017 Notes	—	47	43	174
Total	28,258	28,219	28,258	28,319

Diluted earnings per share	$0.05	$0.58	$1.08	$1.27

Equity awards

For the three-month and nine-month fiscal periods ended September 28, 2018, respectively, 169,235 and 183,595 shares issuable under equity awards granted to employees were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period. For the three-month and nine-month fiscal periods ended September 29, 2017, respectively, 230,272 and 267,653 shares issuable under equity awards granted to employees were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period.

2017 Convertible Notes

For the three-month and nine-month fiscal periods ended September 29, 2017, shares issuable under the 2017 Notes that were dilutive during the period were included in the calculation of earnings per share as the conversion price for the 2017 Notes was less than the average share price of the Company's stock.

2024 Convertible Notes

For the three-month and nine-month fiscal periods ended September 28, 2018, shares issuable under the Convertible Notes due 2024 were included in the diluted earnings per share calculation because the conversion price was less than the average market price of the Company's stock during the periods. For the three-month and nine-month fiscal periods ended September 29, 2017, shares issuable under the Convertible Notes due 2024 were excluded from the diluted earnings per share calculation because the conversion price was greater than the average market price of the Company's stock during the periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 28, 2018 and September 29, 2017
(Unaudited)

14. COMPUTATION OF EARNINGS PER SHARE (CONTINUED)

Warrants

For the nine-month fiscal period ended September 28, 2018, shares issuable under the warrants issued in connection with the Company's 2017 Notes were included in the calculation for diluted earnings per share as the strike price of the warrants was less than the average price of the Company's stock. For the three-month and nine-month fiscal periods ended September 29, 2017, shares issuable under the warrants issued in connection with the Company's 2017 Notes were included in the calculation for diluted earnings per share as the strike price of the warrants was less than the average price of the Company's stock.

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

Compensation expense for stock options, restricted stock awards and restricted stock units is recognized on a straight-line basis over the vesting period of the awards. Share-based compensation expense recorded for the three-month and nine-month fiscal periods ended September 28, 2018, was $1.2 million and $5.0 million, respectively. Share-based compensation expense recorded for the three-month and nine-month fiscal periods ended September 29, 2017, was $1.2 million and $4.9 million, respectively.

From time-to-time, the Company has issued stock awards with market and performance based conditions. Currently, there are three awards with these conditions that have not been settled. The number of shares earned under an award granted in 2014 has been determined at a 139.9% achievement level, representing 1,506 shares to be delivered in 2019. The number of shares earned under an award granted in 2015 has been determined at a 142.3% achievement level, representing 1,573 shares to be delivered in 2019. The remaining shares for the award granted in 2016 has not yet been determined; however, assuming a 100% achievement level, the number of shares would be 1,060. The Company measures the cost of these awards based on their grant date fair value to the extent of the probable number of shares to be earned upon vesting. Amortization of this cost is recorded on a straight-line basis over the requisite service period. Throughout the course of the requisite service period, the Company monitors the level of achievement compared to the target and adjusts the number of shares expected to be earned, and the related compensation expense recorded thereafter, to reflect the updated most probable outcome. Compensation expense for these awards for the three-month and nine-month fiscal periods ended September 28, 2018, and September 29, 2017, was not material.

Stock option activity was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2018		September 28, 2018
	Options	Weighted - average exercise price	Options	Weighted - average exercise price
Options outstanding at beginning of period	965,435	$45.73	925,385	$40.43
Granted	—	$—	199,510	$62.46
Exercised	(13,112)	$23.09	(160,388)	$34.42
Forfeited or expired	(10,983)	$57.54	(23,167)	$49.44
Options outstanding at September 28, 2018	941,340	$45.90	941,340	$45.90

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 28, 2018 and September 29, 2017
(Unaudited)

15. SHARE-BASED ARRANGEMENTS (CONTINUED)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	For the Nine Months Ended
	September 28, 2018	September 29, 2017
Expected option term (years)	4.9	5.0
Expected volatility	18.1%	19.9%
Risk-free interest rate	2.6%	1.9%
Expected dividend yield	1.5%	1.6%
Per share fair value of options granted	$10.65	$8.61

Restricted stock award and restricted stock unit activity was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2018		September 28, 2018
	Restricted Stock	Weighted- average grant date fair value	Restricted Stock	Weighted- average grant date fair value
Restricted Stock outstanding at beginning of period	151,226	$49.96	154,882	$44.50
Granted	—	$—	60,247	$62.73
Vested	(200)	$50.85	(61,666)	$48.76
Forfeited or expired	(3,289)	$54.00	(5,726)	$51.60
Restricted Stock outstanding at September 28, 2018	147,737	$49.87	147,737	$49.87

Plan Amendments

On April 18, 2018, the shareholders of the Company approved the amendment and restatement of the 2013 Management Incentive Plan (“the 2013 Plan”). The amendment increased the number of authorized shares by 2,250,000 shares. As of September 28, 2018, 2,470,701 shares were available for grant under the plan.

Also on April 18, 2018, the shareholders of the Company approved the amendment and restatement of the Kaman Corporation Employee Stock Purchase Plan (“ESPP”). The amendment increased the number of shares of common stock available under the ESPP by 500,000 shares. As of September 28, 2018, 628,105 shares were available for purchase under the plan.

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
For the three-month and nine-month fiscal periods ended September 28, 2018 and September 29, 2017
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

Summarized financial information by business segment is as follows:

	For the Three Months Ended		For the Nine Months Ended
In thousands	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Net sales:
Distribution	$285,924	$267,641	$859,379	$817,965
Aerospace	157,134	179,405	515,135	514,028
Net sales	$443,058	$447,046	$1,374,514	$1,331,993
Operating income:
Distribution(1)	$14,592	$13,092	$39,972	$40,165
Aerospace(1)	7,206	31,318	52,609	73,060
Net gain on sale of assets	640	212	2,228	217
Corporate expense(1)	(15,182)	(14,942)	(45,954)	(43,747)
Operating income(1)	7,256	29,680	48,855	69,695
Interest expense, net	5,085	5,264	15,439	15,546
Non-service pension and post retirement benefit cost (income)(1)	(2,975)	(618)	(9,043)	(2,203)
Other expense (income), net	(179)	(483)	(160)	(711)
Earnings before income taxes	5,325	25,517	42,619	57,063
Income tax expense	3,893	9,237	12,027	21,034
Net earnings	$1,432	$16,280	$30,592	$36,029
(1) The prior year amounts were adjusted to reflect the impact of the adjustments resulting from the adoption of ASU 2017-07, "Compensation - Retirement Benefits (Topic 715) - Improving the Net Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost".

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 28, 2018 and September 29, 2017
(Unaudited)

16. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

Disaggregation of Revenue

The following table disaggregates total revenue by major product line.

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
In thousands
Distribution
Bearings and Power Transmission	$143,191	$132,895	$430,378	$405,593
Automation, Control and Energy	85,329	80,166	256,466	247,001
Fluid Power	57,404	54,580	172,535	165,371
Total Distribution Sales	$285,924	$267,641	$859,379	$817,965

Aerospace
Military and Defense, excluding fuzes	$45,798	$47,820	$145,297	$145,476
Missile and Bomb Fuzes	39,004	42,649	133,590	114,028
Commercial Aerospace and Other	72,332	88,936	236,248	254,524
Total Aerospace Sales	$157,134	$179,405	$515,135	$514,028

Total Sales(1)	$443,058	$447,046	$1,374,514	$1,331,993
(1) Service revenue was not material for the three-month and nine-month fiscal periods ended September 28, 2018 and September 29, 2017.

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over time versus the amount of revenue recognized for performance obligations satisfied at a point in time for the Aerospace segment:

	For the Three Months Ended	For the Nine Months Ended
In thousands	September 28, 2018	September 28, 2018
Revenue recognized for performance obligations satisfied:
Over time	55%	51%
Point-in-time	45%	49%
Total revenue(1)	100%	100%
(1) The disaggregation of revenue recognized for performance satisfied over time versus point-in-time has not been included for the Distribution segment, as the majority of its revenue is recognized on a point-in-time basis with only approximately 2% of revenue recognized for performance obligations over time.

The majority of the Distribution segment's revenue is recognized at the point in time when title transfers to the customer, as this is when the performance obligations are generally controlled by the customer. A small percentage of revenue within the Distribution segment, specifically certain contracts for value-add services, engineering services and repairs, are accounted for over time. The majority of the Distribution segment's revenue is short cycle in nature with shipments occurring within one year from order. Payment terms generally range from 30 to 90 days from delivery.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 28, 2018 and September 29, 2017
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

17. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in shareholders’ equity for the nine-month fiscal periods ended September 28, 2018, and September 29, 2017, were as follows:

	For the Nine Months Ended
	September 28, 2018	September 29, 2017
In thousands
Beginning balance	$635,656	$565,787
Comprehensive income	29,745	66,843
Dividends declared	(16,782)	(16,581)
Employee stock plans and related tax benefit	6,448	5,426
Purchase of treasury shares	(12,170)	(6,931)
Share-based compensation expense	4,989	4,917
Amounts reclassified to temporary equity	—	1,786
Changes due to convertible notes transactions	(8)	(2,522)
Impact of change in revenue accounting standard	(9,584)	—
Ending balance	$638,294	$618,725

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 28, 2018 and September 29, 2017
(Unaudited)

17. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (CONTINUED)

The components of accumulated other comprehensive income (loss) are shown below:

	For the Three Months Ended
	September 28, 2018	September 29, 2017
In thousands
Foreign currency translation:
Beginning balance	$(13,012)	$(18,522)
Net (loss) gain on foreign currency translation	(1,522)	7,731
Other comprehensive (loss) income, net of tax	(1,522)	7,731
Ending balance	$(14,534)	$(10,791)

Pension and other post-retirement benefits(1):
Beginning balance	$(104,340)	$(117,080)
Reclassifications to net income:
Amortization of net loss, net of tax expense of $706 and $1,309, respectively	2,210	2,220
Other comprehensive income, net of tax	2,210	2,220
Ending balance	$(102,130)	$(114,860)

Derivative instruments(2):
Beginning balance	$3	$142
Net loss on derivative instruments, net of tax expense (benefit) of $0 and ($4), respectively	—	(6)
Reclassification to net income, net of tax expense (benefit) of $0 and ($39), respectively	—	(64)
Other comprehensive income, net of tax	—	(70)
Ending balance	$3	$72

Total accumulated other comprehensive loss	$(116,661)	$(125,579)

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
(See Note 12, Pension Plans for additional information.)
(2) See Note 8, Derivative Financial Instruments, for additional information regarding the Company's derivative instruments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 28, 2018 and September 29, 2017
(Unaudited)

17. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (CONTINUED)

	For the Nine Months Ended
	September 28, 2018	September 29, 2017
In thousands
Foreign currency translation:
Beginning balance	$(7,056)	$(34,896)
Net (loss) gain on foreign currency translation	(7,478)	24,105
Other comprehensive (loss) income, net of tax	(7,478)	24,105
Ending balance	$(14,534)	$(10,791)

Pension and other post-retirement benefits(1):
Beginning balance	$(108,760)	$(121,448)
Reclassifications to net income:
Amortization of net loss, net of tax expense of $2,119 and $3,979, respectively	6,630	6,588
Other comprehensive income, net of tax	6,630	6,588
Ending balance	$(102,130)	$(114,860)

Derivative instruments(2):
Beginning balance	$2	$(49)
Net loss on derivative instruments, net of tax expense of $0 and $74, respectively	—	124
Reclassification to net income, net of tax expense (benefit) of $1 and ($2), respectively	1	(3)
Other comprehensive income, net of tax	1	121
Ending balance	$3	$72

Total accumulated other comprehensive loss	$(116,661)	$(125,579)

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
(See Note 12, Pension Plans for additional information.)
(2) See Note 8, Derivative Financial Instruments, for additional information regarding the Company's derivative instruments.

18. INCOME TAXES

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017

Effective Income Tax Rate	73.1%	36.2%	28.2%	36.9%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 28, 2018 and September 29, 2017
(Unaudited)

18. INCOME TAXES (CONTINUED)

During the fourth quarter of 2017, Tax Reform was enacted by the federal government. The SEC issued Staff Accounting Bulletin 118 ("SAB 118") in December 2017, which provides guidance on accounting for the tax effects of Tax Reform. SAB 118 provides a measurement period in which to finalize the accounting under Accounting Standards Codification 740, Income Taxes ("ASC 740") as it relates to Tax Reform. This measurement period should not extend beyond one year from the Tax Reform enactment date. In accordance with SAB 118, the Company is required to reflect the income tax effects of those aspects of the legislation for which the accounting under ASC 740 is complete. To the extent that the Company's accounting for certain of the income tax effects is incomplete, but the Company is capable of reasonably estimating the effects, the Company must record a provisional amount in the Company's Consolidated Financial Statements based on this estimate. To the extent the Company could not reasonably estimate the provisional impacts of Tax Reform, the Company is required to apply ASC 740 on the basis of tax law in place immediately prior to the enactment. In accordance with SAB 118, the revaluation of U.S. net deferred tax assets, the U.S. income tax attributable to Tax Reform's deemed repatriation provision (currently estimated to be zero) and the tax consequences relating to states with current conformity to the Internal Revenue Code are provisional amounts due to the enactment date and the complexities of Tax Reform. The new tax legislation provides for significant changes in corporate taxation, including a reduction in the applicable corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of this rate reduction, the Company's U.S. net deferred tax assets were required to be revalued as of December 31, 2017. This resulted in a one-time charge to tax expense of $9.7 million in the fourth quarter of 2017. Other Tax Reform provisions that will impact the Company include the elimination of the deduction for manufacturing activities, changes to the deductibility of executive compensation and various international tax law changes. There were no changes to the provisional amounts in the three-month and nine-month fiscal periods ended September 28, 2018.

One of the international tax law changes provided for with Tax Reform relates to the taxation of a corporation's global intangible low-taxed income ("GILTI") for tax years beginning after December 31, 2017. The Company has evaluated this provision of Tax Reform and the application of ASC 740, and does not believe that GILTI will have a significant impact.

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the period. The increase in the effective tax rate for the three-month fiscal period ended September 28, 2018, compared to the corresponding rate in the prior year was primarily due to the $10.0 million other intangible assets impairment charge incurred in the current period which had no associated tax benefit and, to a lesser extent, the additional limitation in the deductibility of executive compensation. These increases were partially offset by the aforementioned rate reduction resulting from Tax Reform and the benefit received for the additional pension contribution made in the current period. The decrease in the effective tax rate for the nine-month fiscal period ended September 28, 2018, compared to the corresponding rate in the prior year, was primarily due to the aforementioned rate reduction resulting from Tax Reform, as well as certain discrete items relating to the 2017 provision to return adjustments and benefits from stock-based compensation and additional pension contributions, partially offset by the $10.0 million other intangible assets impairment charge discussed above, which had no related tax benefit.

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

The Company has assessed both positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize operating loss carryforwards associated with certain foreign operations that will permit the Company to use $6.0 million of deferred tax assets associated with these losses as of September 28, 2018. Through the end of the third quarter of 2018, the Company believes it is more likely than not that only $0.4 million of these deferred tax assets will be realized and, as such, has recorded a valuation allowance of $5.6 million. Going forward, management will continue to assess the available positive and negative evidence to determine whether it is likely sufficient future taxable income will be generated to permit the use of these deferred tax assets. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income are reduced or increased, or if additional weight is given to subjective evidence such as future expected growth because objective negative evidence in the form of cumulative losses is no longer present.

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

Financial performance

•
Net sales decreased 0.9% for the three-month fiscal period ended September 28, 2018, compared to the comparable fiscal period in the prior year, driven by a decrease in net sales at Aerospace, partially offset by an increase in net sales at Distribution. Net sales increased 3.2% for the nine-month fiscal period ended September 28, 2018, compared to the comparable period in the prior year, driven by an increase in net sales at Distribution. Net sales at Aerospace remained relatively flat for the nine-month fiscal period. Adoption of ASC 606 had a favorable impact of 2.4% and 5.5% for the three-month and nine-month fiscal periods ended September 28, 2018, respectively.

•
Net earnings decreased 91.2% and 15.1% for the three-month and nine-month fiscal periods ended September 28, 2018, respectively, compared to the comparable fiscal periods in the prior year. These decreases reflect the $10.0 million other intangible assets impairment charge incurred in the current period, partially offset by the benefits realized from the Tax Cut and Jobs Act ("Tax Reform").

•
Diluted earnings per share decreased to $0.05 for the three-month fiscal period ended September 28, 2018, compared to $0.58 in the comparable fiscal period in the prior year. For the nine-month fiscal period ended September 28, 2018, diluted earnings per share decreased to $1.08, compared to $1.27 in the comparable fiscal period in the prior year.

•
Cash provided by operating activities during the nine-month fiscal period ended September 28, 2018, was $127.4 million, $83.6 million more than the comparable fiscal period in the prior year. This change was primarily due to advance payments received in connection with a Joint Programmable Fuze ("JPF") direct commercial sales ("DCS") contract.

•	Total backlog increased 35.6% to $1.0 billion compared to total backlog at December 31, 2017, mostly driven by JPF orders.

Recent events

•	In September 2018, our Aerospace segment was awarded a DCS contract for our JPF with an expected total value of $48.6 million.

•	In September 2018, we contributed an additional $10.0 million to the pension plan, increasing total contributions to $30.0 million in 2018.

•	In September 2018, our Aerospace segment recorded a $10.0 million impairment charge on its customer lists/relationships of a certain asset group within its U.K. business.

•	In July 2018, our Aerospace segment entered into an agreement with Rainier Heli International Inc., under which Rainier will offer K-MAX® leasing solutions to customers.

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

The method of revenue recognition at the Distribution segment remained substantially the same. Under the new revenue recognition guidance Distribution will generally recognize revenue using the point-in-time method, at the time control of products is transferred to our customers.

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

Net Sales

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
	(in thousands)
Net sales	$443,058	$447,046	$1,374,514	$1,331,993
$ change	(3,988)	(6,428)	42,521	(43,321)
% change	(0.9)%	(1.4)%	3.2%	(3.1)%

The following table details the components of the above changes as a percentage of consolidated net sales as compared to the corresponding periods in 2017:

	For the Three Months Ended	For the Nine Months Ended
	September 28, 2018	September 28, 2018

Increase in sales associated with ASC 606	2.4%	5.5%
Decrease in sales absent the adoption impact of ASC 606	(3.3)%	(2.3)%
Change in net sales	(0.9)%	3.2%

Net sales decreased for the three-month fiscal period ended September 28, 2018, as compared to the corresponding period in 2017, due to a decrease in net sales at our Aerospace segment absent the adoption impact of ASC 606, partially offset by higher sales volume at our Distribution segment and an increase in net sales of $10.8 million resulting from the adoption of the new revenue recognition guidance, primarily at Aerospace. Under the new guidance, revenue recognition will generally be accelerated ahead of deliveries for certain aerospace programs and distribution contracts. Foreign currency exchange rates relative to the U.S. dollar had an unfavorable impact of $0.4 million for the three-month fiscal period ended September 28, 2018. See the segment discussion below for further information.

Net sales increased for the nine-month fiscal period ended September 28, 2018, as compared to the corresponding period in 2017, due to higher sales volume at our Distribution segment and an increase in net sales of $72.8 million resulting from the adoption of the new revenue recognition guidance, primarily at Aerospace. Absent the adoption impact of ASC 606, net sales at our Aerospace segment decreased for the nine-month fiscal period. Foreign currency exchange rates relative to the U.S. dollar had a favorable impact of $6.1 million for the nine-month fiscal period ended September 28, 2018. See the segment discussion below for further information.

Gross Profit

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
	(in thousands)
Gross profit	$128,558	$138,465	$398,308	$397,304
$ change	(9,907)	3,368	1,004	(15,203)
% change	(7.2)%	2.5%	0.3%	(3.7)%
% of net sales	29.0%	31.0%	29.0%	29.8%

Gross profit decreased for the three-month fiscal period ended September 28, 2018, as compared to the corresponding period in 2017, attributable to a $18.6 million decrease in gross profit in Aerospace absent the adoption of ASC 606. This decrease was partially offset by higher gross profit in our automation, control and energy and fluid power product lines at the Distribution segment and the adoption impact of the new revenue recognition guidance of $5.0 million in Aerospace, as discussed below.

The $18.6 million decrease in gross profit in Aerospace absent the adoption of ASC 606 for the three-month fiscal period was primarily attributable to lower direct commercial sales of our JPF to foreign militaries and lower sales and associated gross profit on our bearings products.

Gross profit remained relatively flat for the nine-month fiscal period ended September 28, 2018, as compared to the corresponding period in 2017. This was attributable to higher gross profit of $20.3 million resulting from the adoption of the new revenue recognition guidance, primarily at Aerospace, and higher gross profit in our automation, control and energy and fluid power product lines at the Distribution segment. These increases were mostly offset by a decrease in gross profit of $24.9 million absent the adoption of the new revenue recognition guidance at our Aerospace segment.

The $24.9 million decrease in gross profit in Aerospace absent the adoption of ASC 606 for the nine-month fiscal period was primarily attributable to lower direct commercial sales of our JPF to foreign militaries, fewer deliveries of our JPF to the USG, lower sales and associated gross profit on the K-MAX® program and lower gross profit on our bearings products.

The increase in gross profit associated with the new revenue recognition guidance for both periods was primarily related to gross profit recognized on our JPF contract with the USG, as we recognized revenue associated with the cost incurred in the period for units we expect to deliver later in 2018. Additionally, we recognized revenue and related gross profit on two K-MAX® aircraft in the nine-month fiscal period.

Selling, General & Administrative Expenses (S,G&A)

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
	(in thousands)
S,G&A	$110,246	$106,497	$336,338	$325,326
$ change	3,749	2,042	11,012	(9,583)
% change	3.5%	2.0%	3.4%	(2.9)%
% of net sales	24.9%	23.8%	24.5%	24.4%

The increase in S,G&A for the three-month and nine-month fiscal periods ended September 28, 2018, compared to the corresponding periods in 2017, was primarily attributable to higher expenses at our Distribution and Aerospace segments. The increases in expenses at the Distribution segment were mainly driven by higher employee and employee-related costs and an increase in group health costs. The increases in S,G&A at the Aerospace segment were primarily attributable to $1.3 million in costs incurred for employee tax-related matters. Corporate expenses remained relatively flat for the three-month fiscal period resulting from costs incurred related to $2.2 million in corporate development activities, which includes costs associated with the due diligence for an acquisition we elected not to complete, mostly offset by the absence of $2.1 million in costs associated with the retirement of a senior executive incurred in the prior year. For the nine-month fiscal period, corporate expenses increased due to costs incurred related to the aforementioned corporate development activities and higher long-term incentive compensation costs, partially offset by the absence of $2.1 million in costs associated with the retirement of a senior executive incurred in the prior year.

Other Intangible Assets Impairment

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
	(in thousands)
Other intangible assets impairment	$10,039	$—	$10,039	$—

During the third quarter of 2018, we identified a triggering event for possible impairment of long-lived intangible assets at a certain asset group within the Aerospace segment's U.K. business based on an analysis of historical performance, the current forecast for the remainder of the year and the loss of future orders from one of its customers. We performed a recoverability test by comparing the undiscounted cash flows of the asset group to its carrying value, and the estimated future cash flows of the business did not exceed the carrying value of the assets. Based on these results, we calculated the fair value of the asset group using an income approach, which resulted in an impairment charge of $10.0 million, or the remaining balance of the customer lists/relationships at a certain asset group within the U.K. business. This charge has been included in the operating results of the Aerospace segment.

Restructuring Costs

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
	(in thousands)
Restructuring costs	$1,657	$2,500	$5,304	$2,500

During the third quarter of 2017, we announced restructuring activities at our Aerospace segment to support the ongoing effort of improving capacity utilization and operating efficiency to better position the Company for increased profitability and growth. Such actions include workforce reductions and the consolidation of operations, which we expect to continue through the planned completion in the first half of 2019. In the three-month and nine-month fiscal periods ended September 28, 2018, we recorded $1.2 million and $3.5 million, respectively, in costs associated with these restructuring activities. In addition to these costs, in the nine-month fiscal period, the Aerospace segment incurred $1.2 million in other non-related restructuring costs associated with the termination of certain distributor agreements and separations costs associated with certain employees not included in the restructuring activities discussed above. The Distribution segment incurred $0.4 million and $0.6 million in separation costs for certain employees in the three-month and nine-month fiscal periods ended September 28, 2018, respectively.

Operating Income

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
	(in thousands)
Operating income	$7,256	$29,680	$48,855	$69,695
$ change	(22,424)	(594)	(20,840)	(7,202)
% change	(75.6)%	(2.0)%	(29.9)%	(9.4)%
% of net sales	1.6%	6.6%	3.6%	5.2%

Operating income decreased for the three-month and nine-month fiscal periods ended September 28, 2018, versus the comparable periods in 2017. For the three-month fiscal period, the decrease in operating income was primarily due to lower operating income at our Aerospace segment, partially offset by higher operating income at our Distribution segment and an increase in operating income of $2.6 million resulting from the adoption of the new revenue recognition guidance. For the nine-month fiscal period, the decrease in operating income was primarily attributable to lower operating income at our Aerospace segment, higher corporate expenses and an increase in restructuring costs. These changes were partially offset by an increase in operating income of $15.4 million resulting from the adoption of the new revenue recognition guidance, primarily at Aerospace, and a $2.2 million net gain on the sale of assets. (See segment discussion below for additional information.)

Interest Expense, Net

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
	(in thousands)
Interest expense, net	$5,085	$5,264	$15,439	$15,546

Interest expense, net, generally consists of interest charged on our Credit Agreement, which includes a revolving credit facility and a term loan facility, and our convertible notes and the amortization of debt issuance costs, offset by interest income.

The decrease in interest expense, net for the three-month fiscal period ended September 28, 2018, compared to the corresponding period in 2017 was primarily attributable to lower average borrowings and the absence of interest expense under our 2017 Notes incurred in the prior period. These decreases were partially offset by an increase in letter of credit fees and a higher interest rate for outstanding amounts under the Credit Agreement. At September 28, 2018, the interest rate for outstanding amounts under the Credit Agreement was 2.85%, compared to 2.56% at September 29, 2017.

The decrease in interest expense, net for the nine-month fiscal period ended September 28, 2018, compared to the corresponding period in 2017, was primarily attributable the absence of write-offs associated with the redemption of our 2017 Notes in the prior period related to unamortized debt issuance costs and the unamortized debt discount of $0.3 million and $1.0 million, respectively, and lower average borrowings. These decreases were partially offset by higher interest expense under our 2024 Notes, an increase in letter of credit fees and a higher interest rate for outstanding amounts under the Credit Agreement, as discussed above. (See Liquidity and Capital Resources section below for information on our borrowings.)

Effective Income Tax Rate

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017

Effective income tax rate	73.1%	36.2%	28.2%	36.9%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the period. The increase in the effective tax rate for the three-month fiscal period ended September 28, 2018, compared to the corresponding rate in the prior year was primarily due to the $10.0 million other intangible assets impairment charge incurred in the current period which had no associated tax benefit and, to a lesser extent, the additional limitation in the deductibility of executive compensation. These increases were partially offset by the aforementioned rate reduction resulting from Tax Reform and the benefit received for the additional pension contribution made in the current period. The decrease in the effective tax rate for the nine-month fiscal period ended September 28, 2018, compared to the corresponding rate in the prior year, was primarily due to the aforementioned rate reduction resulting from Tax Reform, as well as certain discrete items relating to the 2017 provision to return adjustments and benefits from stock-based compensation and additional pension contributions, partially offset by the $10.0 million other intangible assets impairment charge discussed above, which had no related tax benefit.

Backlog

	September 28, 2018	December 31, 2017
	(in thousands)
Distribution	$136,436	$126,025
Aerospace	870,220	616,090
Total	$1,006,656	$742,115

Backlog increased during the first nine months of 2018, primarily driven by activity at our Aerospace segment. The increase in backlog at Aerospace was primarily associated with orders of our JPF and bearings products and orders under our AH-1Z program and composite structures programs, partially offset by a decrease in backlog primarily due to the acceleration of $55.6 million of revenue for deliveries that would have occurred in 2018 as part of the cumulative effect adjustment resulting from the adoption of the new revenue recognition guidance, deliveries of direct commercial JPF orders and bearings products, and work performed on various programs.

Distribution Segment

Results of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
	(in thousands)
Net sales	$285,924	$267,641	$859,379	$817,965
$ change	18,283	(6,747)	41,414	(31,139)
% change	6.8%	(2.5)%	5.1%	(3.7)%

Operating income	$14,592	$13,092	$39,972	$40,165
$ change	1,500	1,481	(193)	4,801
% change	11.5%	12.8%	(0.5)%	13.6%
% of net sales	5.1%	4.9%	4.7%	4.9%

The following table details the components of the above changes as a percentage of net sales and operating income at the Distribution segment as compared to the corresponding periods in 2017:

	For the Three Months Ended	For the Nine Months Ended
	September 28, 2018	September 28, 2018
Net sales:
Increase in sales associated with ASC 606	0.1%	0.6%
Increase in sales absent the adoption impact of ASC 606	6.7%	4.5%
% change in net sales	6.8%	5.1%

Operating income:
Change in operating income associated with ASC 606	(0.5)%	2.5%
Change in operating income absent the adoption impact of ASC 606	12.0%	(3.0)%
% change in operating income	11.5%	(0.5)%

Net sales

Net sales for the three-month and nine-month fiscal periods ended September 28, 2018 increased when compared to the corresponding periods in 2017, with $0.4 million and $4.6 million of the increases resulting from the adoption of the new revenue recognition guidance, respectively. The increases in net sales were mostly attributable to higher sales volume to our MRO customers and less significant increases in sales volume to our OEM customers.

For the three-month fiscal period, the increase in net sales was attributable to increases in sales associated with our fluid power, automation, control and energy product and bearings and power transmission product lines. Looking at the markets we serve, sales were higher in the paper manufacturing, machinery manufacturing, merchant wholesalers, durable goods and food manufacturing markets.

For the nine-month fiscal period, the increase in net sales was primarily attributable to increases in sales associated with our fluid power and bearings and power transmission product lines and a less significant increase in our automation, control and energy product line. Looking at the markets we serve, sales were higher in the machinery manufacturing, paper manufacturing, food manufacturing, transportation equipment manufacturing, merchant wholesalers, durable goods and chemical manufacturing markets.

The adoption of new revenue recognition guidance did not have a material impact on the Distribution segment as the method of revenue recognition remains substantially the same when compared to the prior revenue recognition guidance. For the three-month and nine-month fiscal periods ended September 28, 2018, the majority of revenue was recorded on a point-in-time basis due to the notion that our products have alternative use. Only a small percentage of revenue was recorded on an over time basis, which includes value-add services, engineering services and repairs.

"Organic Sales per Sales Day" is a metric management uses to evaluate performance trends at our Distribution segment and is calculated by taking Organic Sales divided by the number of Sales Days in the period. The following table illustrates the calculation of Organic Sales per Sales Day.

		For the Three Months Ended		For the Nine Months Ended
		September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
		(in thousands)
Current period
Net sales		$285,924	$267,641	$859,379	$817,965
Sales days		63	62	191	190
Sales per Sales Day for the current period	a	$4,538	$4,317	$4,499	$4,305

Prior period
Net sales from the prior year		$267,641	$274,388	$817,965	$849,104
Sales days from the prior year		62	63	190	192
Sales per Sales day from the prior year	b	$4,317	$4,355	$4,305	$4,422

% change	(a-b)÷b	5.1%	(0.9)%	4.5%	(2.6)%

Operating income

Operating income for the three-month fiscal period ended September 28, 2018 increased when compared to the corresponding period in 2017. This was primarily due to higher sales and associated gross profit in our automation, control and energy and fluid power product lines, partially offset by an increase in employee and employee-related costs, including $0.5 million in one-time employee incentives, $0.6 million in higher group health insurance costs and $0.4 million in separation costs for certain employees.
Operating income for the nine-month fiscal periods ended September 28, 2018 remained relatively flat when compared to the corresponding period in 2017. This was primarily due to an increase in employee and employee-related costs, including $1.3 million in one-time employee incentives, $1.9 million in higher group health insurance costs and $0.5 million in separation costs for certain employees, partially offset by higher gross profit in our automation, control and energy and fluid power product lines.
Other Matters

Enterprise Resource Planning System

We are continuing the process of implementing a new ERP business system at our Distribution segment. Since the initial announcement, a couple of factors have delayed the full implementation of the ERP at this segment. The first of these factors is the acquisition of nine businesses leading to additional scope from the initial project plan. Second, multiple upgraded versions of the software have been released and we have elected to install these major upgrades in order to benefit from the improved functionality, the enhanced features these upgrades offer and the new user interface they provide. Each of these upgrades required additional development, integration and extensive testing. Distribution continues to work closely with the software vendor on functional and performance testing of the latest upgrade to ensure it meets management's expectations. As a result of these factors, the total project cost is currently estimated between $51.0 million and $54.0 million.

For the three-month fiscal periods ended September 28, 2018, and September 29, 2017, ERP system expenses incurred totaled $0.4 million for both periods and ERP system capital expenditures totaled $0.4 million and $0.8 million, respectively. For the nine-month fiscal periods ended September 28, 2018, and September 29, 2017, ERP system expenses incurred totaled $0.8 million and $1.1 million, respectively, and ERP system capital expenditures totaled $1.9 million and $2.7 million, respectively. Total to date ERP system capital expenditures as of September 28, 2018, were $40.0 million. Depreciation expense for the ERP system for the three-month fiscal periods ended September 28, 2018, and September 29, 2017, totaled $0.7 million and $0.6 million, respectively. Depreciation expense for the ERP system for the nine-month fiscal periods ended September 28, 2018, and September 29, 2017, totaled $1.8 million and $1.9 million, respectively.

Aerospace Segment

Results of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
	(in thousands)
Net sales	$157,134	$179,405	$515,135	$514,028
$ change	(22,271)	319	1,107	(12,182)
% change	(12.4)%	0.2%	0.2%	(2.3)%

Operating income	$7,206	$31,318	$52,609	$73,060
$ change	(24,112)	2,242	(20,451)	(6,694)
% change	(77.0)%	7.7%	(28.0)%	(8.4)%
% of net sales	4.6%	17.5%	10.2%	14.2%

The following table details the components of the above changes as a percentage of net sales and operating income at the Aerospace segment as compared to the corresponding periods in 2017:

	For the Three Months Ended	For the Nine Months Ended
	September 28, 2018	September 28, 2018
Net sales:
Increase in sales associated with ASC 606	5.8%	13.2%
Decrease in sales absent the adoption impact of ASC 606	(18.2)%	(13.0)%
% change in net sales	(12.4)%	0.2%

Operating income:
Increase in operating income associated with ASC 606	8.4%	19.6%
Decrease in operating income absent the adoption impact of ASC 606	(85.4)%	(47.6)%
% change in operating income	(77.0)%	(28.0)%

Net sales

Net sales decreased for the three-month fiscal period ended September 28, 2018, as compared to the corresponding period in 2017. This decrease was attributable to a decrease in net sales of $32.7 million absent the adoption of ASC 606, partially offset by an increase in net sales of $10.4 million resulting from the adoption of the new revenue recognition guidance, as discussed below. The decrease in net sales absent the adoption of ASC 606 was primarily due to lower direct commercial sales of our JPF to foreign militaries and lower sales under the K-MAX® program. Foreign currency exchange rates relative to the U.S. dollar had an unfavorable impact of $0.4 million on net sales for the three-month fiscal period ended September 28, 2018.

Net sales for the nine-month fiscal period ended September 28, 2018 remained relatively flat when compared to the corresponding period in 2017, attributable to an increase in net sales of $68.1 million resulting from the adoption of the new revenue recognition guidance, as discussed below, mostly offset by a decrease in net sales of $67.0 million absent the adoption of ASC 606. The decrease in net sales absent the adoption of ASC 606 was primarily a result of lower sales under the K-MAX® program and certain metallics structures programs, lower direct commercial sales of our JPF to foreign militaries and fewer deliveries of our JPF to the USG. These decreases, totaling $78.6 million, were partially offset by an increase in sales volume of our bearings products and higher sales under the AH-1Z program. Foreign currency exchange rates relative to the U.S. dollar had a favorable impact of $6.1 million on net sales for the nine-month fiscal period ended September 28, 2018.

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

Operating income

Operating income decreased for the three-month and nine-month fiscals periods ended September 28, 2018, compared to the corresponding periods in 2017. These decreases were attributable to decreases in operating income absent the adoption of the new revenue recognition guidance of $26.7 million and $34.8 million, respectively, partially offset by increases in operating income resulting from the adoption of the new revenue recognition guidance of $2.6 million and $14.3 million, respectively, as discussed below.

The decrease in operating income for the three-month fiscal period absent the adoption of the new revenue recognition guidance was primarily attributable to costs incurred at our U.K. business, including the $10.0 million charge for the other intangibles assets impairment and $0.7 million in inventory write-offs, lower direct commercial sales of our JPF to foreign militaries, lower sales and associated gross profit on our bearings products and $1.3 million in costs for employee tax-related matters in the current period.

The decrease in operating income for the nine-month fiscal period absent the adoption of the new revenue recognition guidance was primarily attributable to the aforementioned costs incurred at our U.K. business, lower direct commercial sales of our JPF to foreign militaries, lower sales and associated gross profit under the K-MAX® program and a composites structures program, lower gross profit on our bearings products and the AH-1Z program, fewer deliveries of our JPF to the USG and an increase in restructuring costs in the current period.

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

Revenue and cost estimates for all significant long-term contracts for which revenue is recognized over time are reviewed and reassessed quarterly. Based upon these reviews, we record the effects of adjustments in profit estimates each period. If at any time we determine that for a particular contract total costs will exceed total contract revenue, we will record a provision for the entire anticipated contract loss at that time. The amount of revenue recognized in the three-month and nine-month fiscal periods ended September 28, 2018 from performance obligations satisfied (or partially satisfied) in previous periods, was $1.8 million and $4.8 million. These amounts were primarily related to changes in the estimates of the stage of completion of Aerospace contracts, more specifically the JPF contract with the USG and the AH-1Z contract. For the three-month and nine-month fiscal periods ended September 29, 2017, there were net increases in the Company's operating income of $1.1 million and $3.2 million from changes in contract estimates, respectively. These increases were primarily a result of improved performance on the JPF USG Program, the AH-1Z program and the SH-2G program with Peru. These improvements were partially offset by cost growth on the K-MAX® and A-10 programs.

Major Programs/Product Lines

Below is a discussion of significant changes in the Aerospace segment's major programs during the first nine months of 2018. See our 2017 Form 10-K for a complete discussion of our Aerospace segment's programs.

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

A total of 3,777 fuzes were delivered to the USG during the third quarter of 2018. A total of 14,749 fuzes have been delivered during the first nine months of 2018. We expect to deliver 28,000 to 34,000 fuzes in 2018, primarily consisting of orders from the USG in order to meet the USG's current demand.

Total JPF backlog at September 28, 2018 was $453.1 million. Of this amount, $360.7 million in JPF backlog require export approvals and/or licenses before we are permitted to sell these products outside of the United States. The receipt of these export approvals and/or licenses are subject to political and geopolitical conditions which could impact the timing and/or our ability to sell these products outside of the United States. Any delay in the receipt of these approvals and/or licenses could affect our results of operations and financial condition. Total JPF backlog at December 31, 2017 was $128.2 million.

JPF - USG

Under the new revenue recognition standard adopted January 1, 2018, revenue is recognized over time when costs are incurred as work progresses on the program.
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

JPF - DCS

Revenue for DCS programs is generally recognized at the point in time when control is transferred to the customer under the new revenue recognition guidance. The Company continues to see strong demand for DCS fuzes. During the third quarter of 2018, we were awarded a DCS contract totaling approximately $48.6 million. During the first quarter of 2018, we were awarded a DCS contract totaling approximately $324.0 million, of which $307.5 million was included in backlog as of September 28, 2018. The remaining $16.5 million relates to potential penalties payable to the customer in the event the offset requirements of the contract are not met. This agreement is designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. The offset agreement may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects and the purchase by third parties of supplies from in-country vendors. This agreement may also be satisfied through the Company's use of cash for activities, such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. The offset requirements associated with this contract could extend for several years and have a notional value of approximately $194.0 million, which is equal to sixty percent of the total contract value as defined by the agreement with the customer. The amount ultimately applied against the offset agreement is based on negotiations with the customer and may require cash outlays that represent only a fraction of the notional value in the offset agreement. We are currently in the process of developing a proposal to satisfy the offset requirements that will be submitted to the customer before the end of the year. We expect approval of the proposal during the first half of 2019. The satisfaction of the offset requirements will be determined by the customer and is expected to occur over a seven-year period.
K-MAX®

During 2015, we announced that our Aerospace segment was resuming production of commercial K-MAX® aircraft. The aircraft are being manufactured at our Jacksonville, Florida and Bloomfield, Connecticut facilities. The first six helicopters from the newly reopened commercial production line were accepted by our customers through September 2018.

As of September 28, 2018 and December 31, 2017, our backlog for this program was $14.6 million and $4.1 million, respectively. The increase in backlog reflects the adoption of the new revenue standard, with the recognition of sales under the K-MAX® program at a point in time in the current period compared to on a cost-to-cost basis in the comparable period in 2017. During the first nine months of 2018, two aircraft have been accepted by our customers. Customer acceptance of an aircraft has been delayed shifting delivery of the aircraft from the first half of 2018; however, we continue to work with our customer to resolve the matter. During the third quarter, we were unable to deliver an aircraft due to weather conditions preventing us from performing necessary flight testing prior to delivery; however, we completed the flight testing and the customer accepted the aircraft in the fourth quarter.

During 2017, we announced that we will continue production of the commercial K-MAX® aircraft into 2019 at a minimum due to continued interest in the capabilities of the K-MAX®. We did not receive any new orders of the K-MAX® aircraft during the quarter.

A-10

The segment is under contract with Boeing to produce the wing control surfaces (inboard and outboard flaps, slats and deceleron assemblies) for the USAF's A-10 fleet. Initial deliveries under this program began in 2010 and full rate production began in 2012. Through September 28, 2018, we have received orders for and delivered 173 shipsets, equivalent to the number of orders Boeing has received from the USAF over the life of the program. Revenues for the nine-month fiscal period ending September 28, 2018 were not material.

The USAF confirmed that the A-10 fleet will continue to fly indefinitely due to its unique close-air support functions, with support from both Congress and the White House necessitating the re-winging of additional aircraft in the fleet. In March 2018, the 2018 Appropriations Act was enacted, authorizing the USAF to spend an additional $103.0 million for A-10 wing replacements. In June 2018, the 2019 Defense Authorization Act was passed, authorizing $65.0 million for A-10 wing replacements. We have not received any additional orders beyond 173 shipsets; however, during the first quarter of 2018 we received a request for quotation for 112 shipsets from our customer. Final production and deliveries of existing orders under this contract were completed during the third quarter of 2018. We have not received any indication from our customer that this program will be terminated. At December 31, 2017, our program backlog was $1.2 million. Included in contract costs at September 28, 2018 was nonrecurring costs of $2.1 million related to this program to be utilized on future shipset orders, which may not be recoverable in the event of an extended break in production or program termination.

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

In addition to the items listed above, we have received $97.2 million in advance payments for a JPF DCS contract in 2018.

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

Effective December 31, 2015, our qualified pension plan was frozen with respect to future benefit accruals. Under U.S. Government Cost Accounting Standard (“CAS”) 413, we must calculate the USG’s share of any pension curtailment adjustment calculated resulting from the freeze. Such adjustments can result in an amount due to the USG for pension plans that are in a surplus position or an amount due to the contractor for plans that are in a deficit position. During the fourth quarter of 2016, we accrued a $0.3 million liability representing our estimate of the amount due to the USG based on our pension curtailment calculation which was submitted to the USG for review in December 2016. We have maintained our accrual at $0.3 million as of September 28, 2018. There can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on our results of operations, financial position and cash flows.

A summary of our consolidated cash flows is as follows:

	For the Nine Months Ended
	September 28, 2018	September 29, 2017	2018 vs. 2017
	(in thousands)
Total cash provided by (used in):
Operating activities	$127,398	$43,834	$83,564
Investing activities	(23,632)	(23,101)	(531)
Financing activities	(113,711)	(28,499)	(85,212)

Free Cash Flow (a):
Net cash provided by operating activities	$127,398	$43,834	$83,564
Expenditures for property, plant and equipment	(23,630)	(19,874)	(3,756)
Free cash flow	$103,768	$23,960	$79,808

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

Net cash provided by operating activities increased for the nine-month fiscal period ended September 28, 2018, versus the comparable period in 2017, primarily due to advance payments received under a JPF DCS contract and payments received related to a JPF DCS contract and our bearings products in the current period, partially offset by work performed on our JPF program with the USG, legacy fuze programs and SH-2G program with Peru and higher pension contributions in the current period.

Net cash used in investing activities increased for the nine-month fiscal period ended September 28, 2018, versus the comparable period in 2017, primarily due to higher expenditures on property, plant and equipment, partially offset by proceeds received from the sale of assets and the absence of an earnout payment associated with a previous acquisition in the current period.

Net cash used in financing activities increased for the nine-month fiscal period ended September 28, 2018, versus the comparable period in 2017, primarily attributable to the absence of convertible notes transactions and higher net repayments of our revolving credit facility in the current period. In the prior period, convertible notes transactions consisted of $200.0 million in proceeds received from the issuance of our 2024 notes and $58.6 million in proceeds received related to the unwind of a portion of the convertible note hedge transactions related to our 2017 Notes, which were partially offset by the cost to repurchase a portion of the 2017 Notes, the purchase of the capped call transactions related to our 2024 Notes and higher debt issuance costs associated with the issuance of our 2024 Notes.

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
(3) Prior to November 1, 2023, the notes are convertible only in the following circumstances: (1) during any fiscal quarter commencing after July 1, 2017, and only during any such fiscal quarter, if the last reported sale price of the Company's common stock was greater than or equal to 130% of the applicable conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter, (2) during the five consecutive business day period following any ten consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of 2024 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day or (3) upon the occurrence of specified corporate events. On or after November 1, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. If the Company undergoes a fundamental change (as defined in the Indenture), holders of the notes may require the Company to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount to be repurchased, plus any accrued and unpaid interest. As of September 28, 2018, none of the conditions permitting the holders of the 2024 Notes to convert had been met. Therefore, the 2024 Notes are classified as long-term debt.
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

We incurred $7.4 million of debt issuance costs in connection with the sale of the 2024 Notes, which was allocated between the debt and equity components of the instrument. Of the total amount, $0.7 million was recorded as an offset to additional paid-in capital. The balance, $6.7 million, was recorded as a contra-debt balance and is being amortized over the term of the 2024 Notes. Total amortization expense for the three-month and nine-month fiscal periods ended September 28, 2018 was $0.6 million and $1.9 million, respectively. Total amortization expense for the three-month and nine-month fiscal periods ended September 29, 2017 was $0.2 million and $0.3 million, respectively.

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

Interest rates on amounts outstanding under the Credit Agreement are variable, and are determined based on the Consolidated Senior Secured Leverage Ratio. At September 28, 2018, the interest rate for the outstanding amounts on both the revolving credit facility and term loan commitment was 2.85%. In addition, we are required to pay a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.175% to 0.300% per annum, based on the Consolidated Senior Secured Leverage Ratio. Fees for outstanding letters of credit range from 1.25% to 2.00%, based on the Consolidated Senior Secured Leverage Ratio.

The financial covenants associated with the Credit Agreement include a requirement that (i) the Consolidated Senior Secured Leverage Ratio cannot be greater than 3.50 to 1.00, with an available election to increase the maximum to 3.75 to 1.00 for four consecutive quarters in connection with a Permitted Acquisition with consideration in excess of $125.0 million; (ii) the Consolidated Total Leverage Ratio cannot be greater than 4.00 to 1.00, with an available election to increase the maximum to 4.25 to 1.00 for four consecutive quarters in connection with a Permitted Acquisition with consideration in excess of $125.0 million; (iii) the Consolidated Interest Coverage Ratio cannot be less than 4.00 to 1.00; and (iv) Liquidity: (a) as of the last day of the fiscal quarter of the Company ending two full fiscal quarters prior to the stated maturity of the 2017 Notes, cannot be less than an amount equal to 50% of the outstanding principal amount of the 2017 Notes, and (b) as of the last day of each fiscal quarter of the Company ending thereafter, cannot be less than an amount equal to the outstanding principal amount of the 2017 Notes as of such day. We were in compliance with the financial covenants as of and for the quarter ended September 28, 2018, and do not anticipate noncompliance in the foreseeable future.

In 2015, the Company incurred $2.3 million in debt issuance costs in connection with the Credit Agreement. These costs have been capitalized and will be amortized over the term of the agreement. Total amortization expense for the three-month fiscal periods ended September 28, 2018 and September 29, 2017 was $0.2 million for both periods. Total amortization expense for the nine-month fiscal periods ended September 28, 2018 and September 29, 2017 was $0.7 million for both periods.

Total average bank borrowings during the quarter ended September 28, 2018, were $160.5 million compared to $256.5 million for the year ended December 31, 2017. As of September 28, 2018 and December 31, 2017, there was $399.2 million and $453.3 million available for borrowing, respectively, under the Revolving Credit Facility, net of letters of credit. However, based on EBITDA levels at September 28, 2018 and December 31, 2017, amounts available for borrowing were limited to $335.4 million and $246.0 million, respectively. Letters of credit are generally considered borrowings for purposes of the Revolving Credit Facility. As of September 28, 2018, $153.0 million letters of credit were outstanding, of which $152.6 million were under the revolving credit facility. Of this amount, $146.2 million letters of credit relate to a JPF DCS contract. As of December 31, 2017, $6.7 million in letters of credit were outstanding, of which, $6.5 million were under the revolving credit facility.

Other Sources/Uses of Capital

In 2018, we contributed $30.0 million to the qualified pension plan and $0.8 million to the SERP through the end of the second quarter. No further contributions are expected to be made to the qualified pension plan during 2018. We plan to contribute an additional $0.1 million to the SERP in 2018. For the 2017 plan year, we contributed $10.0 million to the qualified pension plan and $3.1 million to the SERP.

On April 29, 2015, we announced that our Board of Directors approved a share repurchase program ("2015 Share Repurchase Program") authorizing the repurchase of up to $100.0 million of the common stock, par value $1.00 per share, of the Company. This new program replaced our 2000 Stock Repurchase Program. We currently intend to repurchase shares to offset the annual issuance of shares under our employee stock plans, but the timing and actual number of shares repurchased will depend on a variety of factors including stock price, market conditions, corporate and regulatory requirements, capital availability and other factors, including acquisition opportunities. As of September 28, 2018, we had repurchased 974,846 shares under the 2015 Share Repurchase Program and approximately $52.9 million remained available for repurchases under this authorization.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

During the first nine months of 2018, the Company entered into letters of credit with a total value of $146.2 million related to a JPF DCS contract. Other than these letters of credit, there have been no material changes outside the ordinary course of business in our contractual obligations or off-balance sheet arrangements during the first nine months of 2018. See our 2017 Form 10-K for a discussion of our contractual obligations and off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the Company’s exposure to market risk during the first nine months of 2018. See the Company’s 2017 Form 10-K for a discussion of the Company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 28, 2018. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 28, 2018, our disclosure controls and procedures were effective.

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

While it is not possible to predict the outcome of these matters with certainty, based upon available information, management believes that all settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in legal proceedings and that can be reasonably estimated are accrued for at September 28, 2018. Despite this analysis, there can be no assurance that the final outcome of these matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

As of September 28, 2018, neither the Company nor any of its subsidiaries is a party, nor is any of its or their property subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company and its subsidiaries. Additional information relating to certain of these matters is set forth in Note 13, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

Environmental Matters

The Company and its subsidiaries are subject to numerous U.S. Federal, state and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities (including past activities of companies we have acquired). From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which may include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. While it is not possible to predict the outcome of these proceedings, in the opinion of management, any payments we may be required to make as a result of all such claims in existence at September 28, 2018, will not have a material adverse effect on our business, financial condition and results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of Common Stock by the Company during the three-month fiscal period ended September 28, 2018:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan (in thousands)
June 30, 2018 - July 27, 2018	24,600	$67.64	24,600	$54,614
July 28, 2018 - August 24, 2018	12,461	$59.37	12,400	$53,799
August 25, 2018 - September 28, 2018	13,000	$66.36	13,000	$52,937
Total	50,061		50,000

(a) During the quarter the Company purchased 61 shares in connection with employee tax withholding obligations as permitted by our equity compensation plans, which are SEC Rule 16b-3 qualified compensation plans. These were not purchases under our publicly announced program.

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

KAMAN CORPORATION
Registrant
Date:	November 1, 2018		/s/ Neal J. Keating
		By:	Neal J. Keating
Chairman, President and
Chief Executive Officer

Date:	November 1, 2018		/s/ Robert D. Starr
		By:	Robert D. Starr
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