Form 10-Q
period 2019-03-29
KAMAN Corp
filed 2019-05-01
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2019

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
Yes           ☒           No           ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes         ☐            No          ☒

At April 26, 2019, there were 27,941,217 shares of Common Stock outstanding.

PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts) (Unaudited)

	March 29, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$28,356	$27,711
Accounts receivable, net	260,461	301,094
Contract assets	121,621	108,861
Contract costs, current portion	6,158	5,993
Inventories	313,894	294,912
Income tax refunds receivable	2,145	1,752
Other current assets	36,332	32,782
Total current assets	768,967	773,105
Property, plant and equipment, net of accumulated depreciation of $268,261 and $262,306, respectively	183,930	184,224
Operating right-of-use assets, net	87,825	—
Goodwill	343,988	345,365
Other intangible assets, net	87,737	91,007
Deferred income taxes	22,960	24,437
Contract costs, noncurrent portion	9,503	10,666
Other assets	31,058	31,509
Total assets	$1,535,968	$1,460,313
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt, net of debt issuance costs	$10,000	$9,375
Accounts payable – trade	149,084	158,627
Accrued salaries and wages	40,497	46,634
Contract liabilities, current portion	34,283	28,865
Operating lease liabilities, current portion	24,345	—
Income taxes payable	1,935	139
Other current liabilities	58,244	54,836
Total current liabilities	318,388	298,476
Long-term debt, excluding current portion, net of debt issuance costs	274,176	284,256
Deferred income taxes	7,486	7,027
Underfunded pension	102,228	104,988
Contract liabilities, noncurrent portion	72,081	78,562
Operating lease liabilities, noncurrent portion	64,643	—
Other long-term liabilities	54,799	53,847
Commitments and contingencies (Note 13)
Shareholders' equity:
Preferred stock, $1 par value, 200,000 shares authorized; none outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; voting; 29,639,122 and 29,544,714 shares issued, respectively	29,639	29,545
Additional paid-in capital	203,922	200,474
Retained earnings	641,741	610,103
Accumulated other comprehensive income (loss)	(157,973)	(134,898)
Less 1,725,972 and 1,672,917 shares of common stock, respectively, held in treasury, at cost	(75,162)	(72,067)
Total shareholders’ equity	642,167	633,157
Total liabilities and shareholders’ equity	$1,535,968	$1,460,313
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts) (Unaudited)

	For the Three Months Ended
	March 29, 2019	March 30, 2018
Net sales	$457,388	$463,327
Cost of sales	320,603	329,220
Gross profit	136,785	134,107
Selling, general and administrative expenses	113,216	111,753
Restructuring costs	266	1,693
Net gain on sale of assets	(61)	(63)
Operating income	23,364	20,724
Interest expense, net	5,313	5,352
Non-service pension and post retirement benefit cost (income)	(99)	(3,029)
Other income, net	(91)	(342)
Earnings before income taxes	18,241	18,743
Income tax expense	4,116	4,677
Net earnings	$14,125	$14,066

Earnings per share:
Basic earnings per share	$0.51	$0.51
Diluted earnings per share	$0.50	$0.50
Average shares outstanding:
Basic	27,908	27,851
Diluted	28,070	28,168

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Three Months Ended
	March 29, 2019	March 30, 2018
Net earnings	$14,125	$14,066
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,918)	6,013
Unrealized gain on derivative instruments, net of tax expense of $0 and $1, respectively	1	1
Change in pension and post-retirement benefit plan liabilities, net of tax expense of $940 and $709, respectively	2,936	2,217
Other comprehensive income	19	8,231
Comprehensive income	$14,144	$22,297

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS KAMAN CORPORATION AND SUBSIDIARIES (In thousands) (Unaudited)

	For the Three Months Ended
	March 29, 2019	March 30, 2018
Cash flows from operating activities:
Net earnings	$14,125	$14,066
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,014	10,661
Amortization of debt issuance costs	461	449
Accretion of convertible notes discount	669	637
Provision for doubtful accounts	44	295
Net gain on sale of assets	(61)	(63)
Net loss (gain) on derivative instruments	247	(391)
Stock compensation expense	1,880	1,455
Deferred income taxes	1,150	2,232
Changes in assets and liabilities, excluding effects of acquisitions/divestitures:
Accounts receivable	40,518	(6,014)
Contract assets	(12,635)	(25,130)
Contract costs	1,015	(4,990)
Inventories	(19,475)	(1,947)
Income tax refunds receivable	(394)	2,893
Operating right of use assets	3,603	—
Other assets	(4,160)	(5,615)
Accounts payable - trade	(9,594)	10,187
Contract liabilities	(1,063)	75,986
Operating lease liabilities	(3,458)	—
Other current liabilities	(6,980)	(8,209)
Income taxes payable	1,783	(1,817)
Pension liabilities	1,043	(11,938)
Other long-term liabilities	3,904	4,166
Net cash provided by operating activities	22,636	56,913
Cash flows from investing activities:
Proceeds from sale of assets	65	103
Expenditures for property, plant & equipment	(7,425)	(6,422)
Other, net	(732)	(293)
Net cash used in investing activities	(8,092)	(6,612)
Cash flows from financing activities:
Net repayments under revolving credit agreements	(8,500)	(50,708)
Debt repayment	(1,875)	(1,875)
Net change in bank overdraft	4,058	2,598
Proceeds from exercise of employee stock awards	1,519	2,687
Purchase of treasury shares	(2,951)	(4,600)
Dividends paid	(5,578)	(5,569)
Other	(382)	(271)
Net cash used in financing activities	(13,709)	(57,738)
Net increase (decrease) in cash and cash equivalents	835	(7,437)
Effect of exchange rate changes on cash and cash equivalents	(190)	583
Cash and cash equivalents at beginning of period	27,711	36,904
Cash and cash equivalents at end of period	$28,356	$30,050

Supplemental disclosure of noncash activities:
Value of common shares issued for unwind of warrant transactions	$—	$2,281
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three-month fiscal periods ended March 29, 2019 and March 30, 2018
(Unaudited)

1. BASIS OF PRESENTATION

The December 31, 2018 Condensed Consolidated Balance Sheet amounts have been derived from the previously audited Consolidated Balance Sheet of Kaman Corporation and subsidiaries (collectively, the “Company”), but do not include all disclosures required by accounting principles generally accepted in the United States of America ("US GAAP"). In the opinion of management, the condensed consolidated financial information reflects all adjustments necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this report. Certain amounts in prior year financial statements and notes thereto have been reclassified to conform to current year presentation. The statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the interim periods presented are not necessarily indicative of trends or of results to be expected for the entire year.

The Company has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The first quarters for 2019 and 2018 ended on March 29, 2019, and March 30, 2018, respectively.

2. RECENT ACCOUNTING STANDARDS

Recent Accounting Standards Adopted

In February 2018, the FASB issued ASU 2018-02 "Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". The objective of this standard is to address the concern that tax effects of items within accumulated other comprehensive income do not appropriately reflect the tax rate because the Tax Cut and Jobs Act of 2017 ("Tax Reform") required the adjustment of deferred taxes be recorded to income. This ASU provides an entity the election to reclassify stranded tax effects resulting from Tax Reform to retained earnings from accumulated other comprehensive income. The standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The adoption of ASU 2018-02 resulted in an increase to retained earnings of $23.1 million, primarily related to the stranded tax effects resulting from Tax Reform for pension and other post-retirement benefits.
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
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Under this ASU as amended, lessees are required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting is largely unchanged under this ASU as amended. This standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. On January 1, 2019, the Company adopted ASC 842 using the modified retrospective transition method allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As a result, the Company applied ASC 842 only to leases that existed as of January 1, 2019 and did not restate prior periods. The adoption of ASC 842 resulted in a net increase of approximately $90.0 million to its assets and liabilities as of January 1, 2019 due to the addition of right-of-use assets and lease liabilities for operating leases on the balance sheet; however, it did not have a material impact on the Company's cash flows, results of operations or debt covenant compliance.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 29, 2019 and March 30, 2018
(Unaudited)

2. RECENT ACCOUNTING STANDARDS (CONTINUED)

Recent Accounting Standards Adopted (continued)

The Company has elected the following practical expedients (which must be elected as a package and applied consistently to all leases): an entity need not reassess whether any expired or existing contracts are or contain leases, an entity need not reassess the lease classification for any expired or existing leases and an entity need not reassess initial direct costs for any existing leases. Additionally, the Company has elected the practical expedient to not separate nonlease components from the associated lease component and account for those components as a single component for real estate leases. Nonlease components for the Company's vehicle and other equipment leases are not material. The Company has elected not to apply the recognition requirements to short-term leases, and will recognize the lease payments in profit or loss on a straight-line basis over the lease term and variable payments in the period in which the obligation for those payments is incurred.

Subsequent to the issuance of ASU 2016-02, the FASB has issued the following updates: ASU 2018-10, "Codification Improvements to Topic 842, Leases", ASU 2018-11, "Leases (Topic 842): Targeted Improvements - Transition - Comparative Reporting at Adoption" and ASU 2019-01, "Leases (Topic 842): Codification Improvements". The amendments in these updates affect the guidance contained within ASU 2016-02 and were similarly adopted on January 1, 2019. See Note 3, Significant Accounting Policies Update, for further information on the impact of these standard updates.

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
For the three-month fiscal periods ended March 29, 2019 and March 30, 2018
(Unaudited)

2. RECENT ACCOUNTING STANDARDS (CONTINUED)

Recent Accounting Standards Yet to be Adopted (continued)

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

3. SIGNIFICANT ACCOUNTING POLICIES UPDATE

The Company's significant accounting policies are detailed in Note 1, Summary of Significant Accounting Policies of its Annual Report on Form 10-K for the year-ended December 31, 2018. Significant changes to our accounting policies as a result of adopting new accounting standards are discussed below:

Leasing

Under Accounting Standards Codification ("ASC") 842, the Company determines if a contract contains a lease at the inception date of the contract. To determine if the contract contains a lease, the Company evaluates if there is an identified asset in the contract and if the Company has control over the use of the identified asset. There is an identified asset in the contract if the asset is explicitly or implicitly specified in the contract, the asset is physically distinct or the Company has the right to receive substantially all of the asset's capacity, and if the supplier does not have substantive substitution rights. The Company has control over the use of the identified asset if the Company obtains substantially all economic benefits from the use of the asset and can direct the use of the asset. The Company applied the practical expedient for any contracts that existed prior to January 1, 2019; therefore, the contracts were not reassessed to determine if they contain leases.

The Company must classify each lease as a finance lease or operating lease. A lease is classified as a finance lease if the Company will own the asset by the end of the lease term, the Company is reasonably certain to exercise the purchase option, the lease term covers a major part of the asset's economic life, the sum of the present value of the lease payments and the present value of the residual value guarantee not included in the lease payments equal or exceed substantially all of the fair value of the underlying asset at lease commencement or if the lessor has no alternative use for the asset. If any of these criteria are not met, the lease is classified as an operating lease. The Company applied the practical expedient for any leases that existed prior to January 1, 2019; therefore, the lease classifications of existing leases were not reassessed (all existing leases classified as operating leases under ASC 840 were classified as operating leases under ASC 842 on January 1, 2019 and all existing leases classified as capital leases under ASC 840 were classified as finance leases under ASC 842 on January 1, 2019).

The Company's operating leases consist of rent commitments under various leases for office space, warehouses, land and buildings at varying dates from January 2019 to June 2028. The terms of most of these leases are in the range of 3 to 10 years. Some of the Company's leases have fixed amount rent escalations, rent holidays or contingent rent that are recognized on a straight-line basis over the entire lease term. Material leasehold improvements and other landlord incentives are amortized over the shorter of their economic lives or the lease term, including renewal periods, if reasonably assured. Certain annual rentals are subject to renegotiation, with certain leases renewable for varying periods and certain leases including options to terminate the leases. While some of the Company's leases include options allowing early termination of the lease, the Company historically has not terminated its lease agreements early unless there is an economic, financial or business reason to do so. Substantially all real estate taxes, insurance and maintenance expenses associated with leased facilities are obligations of the Company. It is expected that in the normal course of business leases that expire will be renewed or replaced by leases on other similar property. The terms for most machinery and equipment leases range from 3 to 5 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 29, 2019 and March 30, 2018
(Unaudited)

3. SIGNIFICANT ACCOUNTING POLICIES UPDATE (CONTINUED)

Leasing - continued

The majority of the Company's finance leases consist of assets purchased under the Company's master leasing agreement with PNC Equipment Finance ("PNC"), and are included in machinery, office furniture and equipment and construction in process. At March 29, 2019, the Company's master leasing agreement with PNC had a maximum capacity of $20.0 million. The terms of these leases are 5 years. Amortization of these assets is included in depreciation and amortization expense.

At the commencement date, the right-of-use asset and lease liability are recorded to the Company's Condensed Consolidated Balance Sheets when the Company obtains control of the use of the asset. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make payments upon entering into a lease agreement. The initial measurement of the lease liability is equal to the present value of the unpaid lease payments. Subsequent to the initial measurement, the lease liability continues to be measured at the present value of unpaid lease payments throughout the lease term. The lease liability is remeasured if the lease is modified and the modification is not accounted for as a separate contract, there is a change in the assessment of the lease term, the assessment of a purchase option exercise or the amount probable of being owed under a residual value guarantee, or a contingency is resolved resulting in some or all of the variable lease payments becoming fixed payments. The initial measurement of the right-of-use asset is equal to the total of the initial measurement of the lease liability, incremental costs to obtain the lease and prepaid lease payments, less any lease incentives received. Subsequent to the initial measurement, the right-of-use asset for a finance lease is equivalent to the initial measurement less accumulated amortization and any accumulated impairment losses. Generally, amortization of finance leases is recorded to cost of sales on a straight-line basis over the lease term. Subsequent to initial measurement, the right-of-use asset for an operating lease is equivalent to initial measurement less accumulated amortization (the difference between the straight-line lease cost for the period and the accretion of the lease liability using the effective interest method). The Company has elected not to apply the recognition requirements of ASC 842 to short-term leases (leases that, at the commencement date, have a lease term of twelve months or less and do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise) as permissible under the standard. For short-term leases, the Company recognizes lease payments on a straight-line basis and variable payments in the period in which the obligation for those payments is incurred.

Leasing contracts can be separated into lease components, non-lease components and items that are not components of the contract (items that do not transfer a good or service to the Company). Two or more contracts may be combined if at least one of which is or contains a lease entered into or near the same time with the same counterparty and consider the contracts as a single transaction if the contracts are negotiated as a package with the same objective, the amount of consideration to be paid in one contract depends on the price of performance of the other contract or the rights to use the underlying assets conveyed in the contracts are a single lease component. Lease components are considered separate if the Company can benefit from the right to use either on its own or together with other resources readily available to the Company and the right to use is not highly dependent or highly interrelated with the other rights to use the underlying assets in the contract. Consideration in the contract is allocated only to lease and non-lease components of a contract. The Company has elected the practical expedient allowing the Company to combine lease and non-lease components by class as a single lease component for its real estate leases. Nonlease components for the Company's vehicles and other equipment leases are not material.

The lease term is the noncancellable period for which a lessee has the right to use an underlying asset, including periods covered by an option to extend the lease if the lessee is reasonably certain to exercise that option and periods covered by an option to terminate the lease if the lessee is reasonably certain not to exercise that option. For renewal options, the Company performs an assessment at commencement if it is reasonably likely to exercise the option. The assessment is based on the Company's intentions, past practices, estimates and factors that create an economic incentive for the Company. Generally, the Company is not reasonably certain to exercise the renewal option in a lease contract as it performs an assessment for most real estate leases within six months prior to termination comparing the renewal rents under the option with the fair market returns for equivalent property under similar terms and conditions. Although the Company does not historically change locations often, it is not reasonably certain the Company will exercise the renewal option; therefore, the periods covered by the renewal option are not typically included in the lease term at commencement. While some of the Company's leases include options allowing early termination of the lease, the Company historically has not terminated its lease agreements early unless there is an economic, financial or business reason to do so; therefore, the Company does not typically consider the termination option in its lease term at commencement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 29, 2019 and March 30, 2018
(Unaudited)

3. SIGNIFICANT ACCOUNTING POLICIES UPDATE (CONTINUED)

Leasing - continued

Consideration in the contract is the sum of lease payments relating to the use of the underlying asset, fixed payments and other in-substance fixed payments, less any incentives received. Remeasurement of variable lease payments based on an index is only required if remeasurement is required for another reason, such as a change in lease term or change in estimates of probable payments under residual value guarantees. If remeasured, the remeasurement date becomes the new date for updating the payments based on the index.

The Company uses the discount rate implicit in a lease contract, if available. As most of the Company's leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. For any leases that existed prior to the adoption of the standard, the Company used the incremental borrowing rate as of January 1, 2019 based on the type of asset and term of the lease. The Company separated its real estate leases by classes of lease terms and used the incremental borrowing rate consistent with its lease term class to determine the present value of lease payments. As most of the Company's vehicles have a four-year lease term, the Company used the incremental borrowing rate consistent with a four-year lease term for all vehicles. For all other equipment leases, the Company used the incremental borrowing rate consistent with a five-year lease term as the majority of the Company's leases for other equipment have a five-year lease term.

4. RESTRUCTURING COSTS

During the third quarter of 2017, the Company initiated restructuring activities at its Aerospace segment to support the ongoing effort of improving capacity utilization and operating efficiency to better position the Company for increased profitability and growth. Such actions include workforce reductions and the consolidation of operations, beginning in the third quarter of 2017 through the planned completion of restructuring activities in the first half of 2019. The Company currently expects these actions to result in approximately $9.5 million in pre-tax restructuring and transition charges and, beginning in 2019, will result in total cost savings of approximately $4.0 million annually.

The following table summarizes the accrual balances by cost type for the restructuring actions:

	Severance	Other (1)	Total
In thousands
Restructuring accrual balance at December 31, 2018	$1,022	$558	$1,580
Provision	28	149	177
Cash payments	(606)	(282)	(888)
Changes in foreign currency exchange rates	(8)	(4)	(12)
Restructuring accrual balance at March 29, 2019	$436	$421	$857
(1) Includes costs associated with consolidation of facilities.

The above accrual balance was included in other current liabilities on the Company's Consolidated Balance Sheets. Since the announcement of these restructuring activities, restructuring expense as of March 29, 2019 was $8.9 million. For the three-month fiscal periods ended March 29, 2019 and March 30, 2018, the Aerospace segment incurred $0.3 million and $0.8 million in costs, respectively, associated with the restructuring activities described above. Included in the expense for the three-month fiscal period ended March 29, 2019 is $0.1 million of cost that relates the write-off of inventory for various small order programs that the Company will no longer continue to manufacture as a result of the consolidation of operations.

Other Matters

In addition to the restructuring above, the Aerospace segment incurred $0.9 million in costs associated with the termination of certain distributor agreements in the three-month fiscal period ended March 30, 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 29, 2019 and March 30, 2018
(Unaudited)

5. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	March 29, 2019	December 31, 2018
In thousands
Trade receivables	$181,210	$164,752
U.S. Government contracts:
Billed	13,587	38,173
Cost and accrued profit - not billed	653	780
Commercial and other government contracts
Billed	67,518	100,603
Cost and accrued profit - not billed	926	900
Less allowance for doubtful accounts	(3,433)	(4,114)
Accounts receivable, net	$260,461	$301,094

The decrease in commercial and other government contracts - billed was primarily due to the receipts of payments related to the K-MAX® program, a JPF direct commercial sales ("DCS") contract and the Company's bearings products. The decrease in U.S. Government contracts - billed was primarily due to the receipt of payments under the Company's JPF program with the USG. These decreases were partially offset by an increase in trade receivables in the bearings and power transmission product line at the Distribution segment.

Accounts receivable, net includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	March 29, 2019	December 31, 2018
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$900	$900

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 29, 2019 and March 30, 2018
(Unaudited)

6. CONTRACT ASSETS, CONTRACT COSTS AND CONTRACT LIABILITIES (CONTINUED)

Reconciliation of Contract Balances

Activity related to contract assets, contract costs and contract liabilities is as follows:

	March 29, 2019	December 31, 2018	$ Change	% Change
In thousands
Contract assets	$121,621	$108,861	$12,760	11.7%

Contract costs, current portion	$6,158	$5,993	$165	2.8%
Contract costs, noncurrent portion	$9,503	$10,666	$(1,163)	(10.9)%

Contract liabilities, current portion	$34,283	$28,865	$5,418	18.8%
Contract liabilities, noncurrent portion	$72,081	$78,562	$(6,481)	(8.2)%

Contract Assets

The increase in contract assets was primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the three-month fiscal period ended March 29, 2019. This increase was primarily related to work performed and not yet billed on the JPF program with the USG, the AH-1Z program, the Sikorsky S70 program and the Sikorsky BLACK HAWK helicopter program, partially offset by amounts billed on the SH-2G program with Peru. There were no significant impairment losses related to the Company's contract assets during the three-month fiscal periods ended March 29, 2019 and March 30, 2018.

Contract assets includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	March 29, 2019	December 31, 2018
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$3,631	$2,909

Contract Costs

At March 29, 2019, costs to fulfill a contract and costs to obtain a contract were $8.5 million and $7.2 million, respectively. At December 31, 2018, costs to fulfill a contract and costs to obtain a contract were $8.9 million and $7.8 million, respectively. These amounts are included in contract costs, current portion and contract costs, noncurrent portion on the Company's Condensed Consolidated Balance Sheets at March 29, 2019 and December 31, 2018.

Contract costs, current portion remained relatively flat for the three-month fiscal period ended March 29, 2019 when compared to contract costs, current portion at December 31, 2018. This was a result of the reclassification of a portion of costs to obtain a JPF DCS contract and costs to fulfill certain metallic structures programs from contract costs, noncurrent portion, partially offset by amortization of contract costs. For the three-month fiscal periods ended March 29, 2019 and March 30, 2018, amortization of contract costs was $1.0 million and $0.7 million, respectively.

The decrease in contract costs, noncurrent portion was due to the reclassification of a portion of costs to obtain a JPF DCS contract and costs to fulfill certain metallic structures programs to contract costs, current portion.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 29, 2019 and March 30, 2018
(Unaudited)

6. CONTRACT ASSETS, CONTRACT COSTS AND CONTRACT LIABILITIES (CONTINUED)

Contract Liabilities

The increase in contract liabilities, current portion was primarily due to the reclassification of a portion of the advance payments received for a JPF DCS contract from contract liabilities, noncurrent portion. For the three-month fiscal periods ended March 29, 2019 and March 30, 2018, revenue recognized related to contract liabilities, current portion was $8.0 million and $5.0 million, respectively.

The decrease in contract liabilities, noncurrent portion was due to the reclassification of a portion of the advance payments received for a JPF DCS contract to contract liabilities, current portion. For the three-month fiscal periods ended March 29, 2019 and March 30, 2018, the Company did not recognize revenue against contract liabilities, noncurrent portion.

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

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value:

	March 29, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
In thousands
Debt (1)	$289,418	$325,210	$299,124	$325,251
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

Recurring Fair Value Measurements

The Company holds derivative instruments for foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates and its counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy. At March 29, 2019 and December 31, 2018, the derivative instruments were included in other current liabilities on the Consolidated Balance Sheets. Based on the Company's continued ability to trade and enter into forward contracts and interest rate swaps, the Company considers the markets for its fair value instruments to be active.

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of March 29, 2019, such credit risks have not had an adverse impact on the fair value of these instruments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 29, 2019 and March 30, 2018
(Unaudited)

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

Forward Exchange Contracts

The Company holds forward exchange contracts designed to hedge forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on the Company’s earnings and cash flows. Some of these contracts are designated as cash flow hedges. The Company will include in earnings amounts currently included in accumulated other comprehensive income upon recognition of cost of sales related to the underlying transaction. These contracts were not material to the Company's Condensed Consolidated Balance Sheets as of March 29, 2019 and December 31, 2018. The activity related to these contracts was not material to the Company's Condensed Consolidated Financial Statements for the three-month fiscal periods ended March 29, 2019 and March 30, 2018.

9. INVENTORIES

Inventories consist of the following:

	March 29, 2019	December 31, 2018
In thousands
Merchandise for resale	$163,330	$162,985
Raw materials	15,438	15,939
Contracts and other work in process (including certain general stock materials)	112,477	97,025
Finished goods	22,649	18,963
Total	$313,894	$294,912

The increase in contracts and other work in process (including certain general stock materials) for the three-month fiscal period ended March 29, 2019 was primarily attributable to work performed on the JPF DCS program, K-MAX® program and bearings products in the Aerospace segment.

Inventories include amounts associated with matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	March 29, 2019	December 31, 2018
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$514	$508

At March 29, 2019, and December 31, 2018, $40.4 million and $34.7 million, respectively, of K-MAX® inventory, including inventory associated with the new build aircraft, was included in contracts and other work in process inventory and finished goods on the Company's Condensed Consolidated Balance Sheets. Management believes that approximately $21.0 million of the K-MAX® inventory will be sold after March 29, 2020, based upon the anticipation of additional aircraft manufacturing and supporting the fleet for the foreseeable future.

At March 29, 2019, and December 31, 2018, $5.4 million of SH-2G(I) inventory was included in contracts and other work in process inventory in both periods on the Company's Condensed Consolidated Balance Sheets. Management believes that approximately $5.2 million of the SH-2G(I) inventory will be sold after March 29, 2020. This balance represents spares requirements and inventory to be used on SH-2G programs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 29, 2019 and March 30, 2018
(Unaudited)

10. UNFULFILLED PERFORMANCE OBLIGATIONS

Unfulfilled performance obligations ("backlog") represents the transaction price of firm orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts. As of March 29, 2019, the aggregate amount of the transaction price allocated to backlog was $949.3 million. The Company expects to recognize revenue on approximately $699.7 million of this amount over the next 12 months, with the remaining amount to be recognized thereafter. At December 31, 2018, the aggregate amount of the transaction price allocated to backlog was $986.1 million.

11. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company:

	Distribution	Aerospace	Total
In thousands
Gross balance at December 31, 2018	$149,204	$212,413	$361,617
Accumulated impairment	—	(16,252)	(16,252)
Net balance at December 31, 2018	149,204	196,161	345,365
Additions	—	—	—
Impairments	—	—	—
Foreign currency translation	—	(1,377)	(1,377)
Ending balance at March 29, 2019	$149,204	$194,784	$343,988

Other Intangibles

Other intangible assets consisted of:

		At March 29,		At December 31,
		2019		2018
	Amortization Period	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
In thousands
Customer lists / relationships	6-26 years	$132,177	$(64,166)	$132,661	$(61,968)
Developed technologies	10-20 years	19,548	(4,271)	19,729	(3,998)
Trademarks / trade names	3-15 years	8,640	(4,411)	8,747	(4,322)
Non-compete agreements and other	1-9 years	7,650	(7,506)	7,607	(7,527)
Patents	17 years	523	(447)	523	(445)
Total		$168,538	$(80,801)	$169,267	$(78,260)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 29, 2019 and March 30, 2018
(Unaudited)

12. PENSION PLANS

Components of net pension cost for the Qualified Pension Plan and Supplemental Employees’ Retirement Plan ("SERP") are as follows:

	For the Three Months Ended
	Qualified Pension Plan		SERP
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
In thousands
Service cost	$1,275	$1,224	$—	$—
Interest cost on projected benefit obligation	6,606	5,951	59	54
Expected return on plan assets	(10,640)	(11,960)	—	—
Amortization of net loss	3,815	2,843	61	83
Net pension cost (income)	$1,056	$(1,942)	$120	$137

During the three-month fiscal period ended March 29, 2019, the Company contributed $0.1 million to the SERP and plans to contribute an additional $0.4 million to the SERP in 2019. The Company does not anticipate making any contributions to the qualified pension plan in 2019. For the 2018 plan year, the Company contributed $30.0 million to the qualified pension plan and $0.9 million to the SERP.

13. COMMITMENTS AND CONTINGENCIES

Pension Freeze

Effective December 31, 2015, the Company's qualified pension plan was frozen with respect to future benefit accruals. Under USG Cost Accounting Standard (“CAS”) 413 the Company must determine the USG’s share of any pension curtailment adjustment calculated in accordance with CAS. Such adjustments can result in an amount due to the USG for pension plans that are in a surplus position or an amount due to the contractor for plans that are in a deficit position. During the fourth quarter of 2016, the Company accrued a $0.3 million liability representing its estimate of the amount due to the USG based on the Company's pension curtailment adjustment calculation, which was submitted to the USG for review in December 2016. The Company has maintained its accrual at $0.3 million as of March 29, 2019. There can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on the Company's results of operations, financial position and cash flows.

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

The Company's estimate of its portion of the cost to assess the environmental conditions and remediate this site is $2.3 million, all of which has been accrued. The total amount paid to date in connection with these environmental remediation activities is $1.6 million. At March 29, 2019, the Company had $0.7 million accrued for these environmental remediation activities. A portion ($0.1 million) of the accrual related to this property is included in other current liabilities and the balance is included in other long-term liabilities. The remaining balance of the accrual reflects the total anticipated cost of completing these environmental remediation activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 29, 2019 and March 30, 2018
(Unaudited)

13. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Bloomfield Property

In connection with the Company’s 2008 purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation had leased from NAVAIR, the Company assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and is currently remediating the property under the guidance of the Connecticut Department of Environmental Protection ("CTDEP"). The assumed environmental liability of $10.3 million was determined by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. The total amount paid to date in connection with these environmental remediation activities is $13.9 million. At March 29, 2019, the Company had $2.1 million accrued for these environmental remediation activities. A portion ($0.5 million) of the accrual related to this property is included in other current liabilities, and the balance is included in other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

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

Aerospace Claim Matter

In October 2017, the Company received a letter from its customer seeking to recover $12.4 million associated with the rework of certain aerostructures components previously delivered by the Company and related costs incurred by the customer; however, the Company estimated the cost to rework these aerostructure components was $0.2 million. During April 2019, the Company and the customer reached an agreement to settle the matter for $0.2 million, which was fully accrued for as of March 29, 2019.

Offset Agreement

During January 2018, the Company entered into an offset agreement as a condition to obtaining orders from a foreign customer for the Company's JPF product. This agreement is designed to return economic value to the foreign country by requiring the Company to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. The offset agreement may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects and the purchase by third parties of supplies from in-country vendors. This agreement may also be satisfied through the Company's use of cash for activities, such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. At March 29, 2019, the offset agreement had an outstanding notional value of approximately $194.0 million, which is equal to sixty percent of the contract value of $324.0 million as defined by the agreement between the customer and the Company. The amount ultimately applied against the offset agreement is based on negotiations with the customer and may require cash outlays that represent only a fraction of the notional value in the offset agreement.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 29, 2019 and March 30, 2018
(Unaudited)

13. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employee-Related Tax Matter

During 2018, the Company identified certain individuals at one of its foreign subsidiaries who were potentially misclassified as self-employed persons performing services for the subsidiary, as opposed to being classified as employees of the subsidiary. The Company investigated the misclassification of these individuals and the potential liability for any associated social contributions, interest and fines and/or penalties as a result of the misclassification. Following the internal investigation, the foreign subsidiary made a voluntary disclosure of the matter to the appropriate legal and regulatory authorities. The Company has accrued $2.5 million, which represents the Company's best estimate of potentially unpaid social security contributions, related interest and possible penalties. There can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on the Company's results of operations, financial position and cash flows.

14. LEASES

The Company's operating leases consist of rent commitments under various leases for office space, warehouses, land and buildings at varying dates from January 2019 to June 2028. The terms of most of these leases are in the range of 3 to 10 years. Some the Company's lease obligations have rent escalations, rent holidays or contingent rent that are recognized on a straight-line basis over the entire lease term. Material leasehold improvements and other landlord incentives are amortized over the shorter of their economic lives or the lease term, including renewal periods, if reasonably assured. Certain annual rentals are subject to renegotiation, with certain leases renewable for varying periods. The terms for most machinery and equipment leases range from 3 to 5 years. Substantially all real estate taxes, insurance and maintenance expenses associated with leased facilities are obligations of the Company. It is expected that in the normal course of business leases that expire will be renewed or replaced by leases on other similar property.

The majority of the Company's finance leases consist of assets purchased under the Company's master leasing agreement with PNC, including machinery, office furniture and equipment and construction in process. At March 29, 2019, the Company's master leasing agreement with PNC had a total capacity to $20.0 million. The terms of these leases are 5 years. Amortization of these assets is included in depreciation and amortization expense. At March 29, 2019, $8.2 million of assets included in property, plant and equipment, net of accumulated depreciation, were accounted for as finance leases, with the majority of these assets being purchased under the Company's master leasing agreement with PNC. At March 29, 2019, the Company had accumulated depreciation of $1.8 million associated with these assets. Additionally, $3.3 million of assets purchased under the Company's master leasing agreement were included in construction in process in property, plant and equipment, net of accumulated depreciation. At December 31, 2018, $11.4 million of assets purchased under the Company's master leasing agreement and accounted for as capital leases were included in property, plant and equipment, net of accumulated depreciation, with accumulated depreciation of $1.5 million.

At the commencement date of a contract containing a lease, a right-of-use asset and lease liability are recorded to the Company's Condensed Balance Sheets when the Company obtains control of the use of the asset. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make payments upon entering into a lease agreement.

Right-of-use assets, net consists of the following:

	Classification	March 29, 2019(1)
In thousands
Assets
Operating lease right of use assets	Operating lease right-of-use assets, net	$87,825
Finance lease right of use assets	Property, plant and equipment, net of accumulated depreciation	6,413
Total leased assets		$94,238
(1) The Company elected the modified retrospective transition method that applies ASC 842 as of January 1, 2019. Refer to Note 3, Significant Accounting Policies Update, for further information on the adoption of ASC 842.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 29, 2019 and March 30, 2018
(Unaudited)

14. LEASES (CONTINUED)

The lease liability and future rental payments are required under leases that have initial or remaining non-cancellable lease terms in excess of one year as of March 29, 2019. Lease liabilities consist of the following:

	Classification	March 29, 2019	December 31, 2018
In thousands
Liabilities
Current
Operating lease liability, current portion	Operating lease liabilities, current portion	$24,345	$—
Finance lease liability, current portion	Other current liabilities	2,103	1,989
Noncurrent
Operating lease liability, noncurrent portion	Operating lease liabilities, noncurrent portion	64,643	—
Finance lease liability, noncurrent portion	Other long-term liabilities	6,624	6,579
Total lease liabilities		$97,715	$8,568

Future rental payments consist of the following:

March 29, 2019
In thousands

Operating leases
2019(1)	$21,123
2020	24,633
2021	19,715
2022	13,457
2023	8,860
Thereafter	10,493
Total future operating lease payments	$98,281
Interest	(9,293)
Present value of future operating lease payments	$88,988

Finance leases
2019(1)	$1,750
2020	2,250
2021	2,070
2022	1,685
2023	1,165
Thereafter	222
Total future finance lease payments	$9,142
Interest	(415)
Present value of future finance lease payments	$8,727

Present value of total future lease payments	$97,715
(1) Payments for 2019 include payments for the remaining nine months of the year ended December 31, 2019.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 29, 2019 and March 30, 2018
(Unaudited)

14. LEASES (CONTINUED)

Prior to the adoption of ASC 842, operating lease payments on an undiscounted basis were approximately $101.8 million and were payable as follows: $27.5 million in 2019, $23.6 million in 2020, $18.8 million in 2021, $12.8 million in 2022, $8.7 million in 2023 and $10.4 million thereafter. Prior to the adoption of ASC 842, finance lease payments (capital lease payments under ASC 840) on an undiscounted basis were approximately $8.6 million and were payable as follows: $2.0 million in 2019, $2.0 million in 2020, $1.8 million in 2021, $1.5 million in 2022, $1.0 million in 2023 and $0.2 million thereafter.

The following table illustrates the components of lease expense for the Company's leases.

March 29, 2019
In thousands
Finance lease cost
Amortization of right-of-use assets	$230
Interest on lease liabilities	49
Operating lease cost	7,219
Short-term lease cost	25
Variable lease cost	19
Total lease expense	$7,542

The following table segregates cash paid for the Company's leases.

March 29, 2019
In thousands
Operating cash flows from operating leases	$(5,027)
Operating cash flows from finance leases	(49)
Financing cash flows from finance leases	(372)
Total cash flows from leasing activities	$(5,448)

During the three-month fiscal period ended March 29, 2019, $2.8 million in right-of-use assets were obtained in exchange for new operating lease liabilities. Right-of-use assets obtained in exchange for new finance lease liabilities were not material.

Other information related to leases is as follows:

March 29, 2019

Weighted-average remaining lease term
Operating leases	4.49
Finance leases	3.68
Weighted-average discount rate
Operating leases	4.33%
Finance leases	3.96%

15. COMPUTATION OF EARNINGS PER SHARE

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 29, 2019 and March 30, 2018
(Unaudited)

15. COMPUTATION OF EARNINGS PER SHARE (CONTINUED)

	For the Three Months Ended
	March 29, 2019	March 30, 2018
In thousands, except per share amounts
Net earnings	$14,125	$14,066

Basic:
Weighted average number of shares outstanding	27,908	27,851
Basic earnings per share	$0.51	$0.51

Diluted:
Weighted average number of shares outstanding	27,908	27,851
Weighted average shares issuable on exercise of dilutive stock options	162	220
Weighted average shares issuable on redemption of warrants related to the 2017 Notes	—	97
Total	28,070	28,168

Diluted earnings per share	$0.50	$0.50

Equity awards

For the three-month fiscal periods ended March 29, 2019 and March 30, 2018, respectively, 385,232 and 199,510 shares issuable under equity awards granted to employees were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period.

2024 Convertible Notes

For the three-month fiscal periods ended March 29, 2019 and March 30, 2018, shares issuable under the Convertible Notes due 2024 were excluded from the diluted earnings per share calculation because the conversion price was more than the average market price of the Company's stock during the periods.

Warrants

For the three-month fiscal period ended March 30, 2018, shares issuable under the warrants issued in connection with the Company's 2017 Notes were included in the calculation for diluted earnings per share as the strike price of the warrants was less than the average price of the Company's stock.

16. SHARE-BASED ARRANGEMENTS

The Company accounts for stock options, restricted stock awards, restricted stock units and performance shares as equity awards and measures the cost of all share-based payments, including stock options, at fair value on the grant date and recognizes this cost in the statement of operations. The Company also has an employee stock purchase plan which is accounted for as a liability award.

Compensation expense for stock options, restricted stock awards and restricted stock units is recognized on a straight-line basis over the vesting period of the awards. Share-based compensation expense recorded for the three-month fiscal periods ended March 29, 2019 and March 30, 2018, was $1.9 million and $1.5 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 29, 2019 and March 30, 2018
(Unaudited)

16. SHARE-BASED ARRANGEMENTS (CONTINUED)

From time-to-time, the Company has issued stock awards with market and performance based conditions. Currently, there is one award with these conditions that has not been settled. The shares for the award granted in 2016 has not yet been determined; however, assuming a 100% achievement level, the number of shares would be 1,060. The Company measures the cost of this award based on its grant date fair value to the extent of the probable number of shares to be earned upon vesting. Amortization of this cost is recorded on a straight-line basis over the requisite service period. Throughout the course of the requisite service period, the Company monitors the level of achievement compared to the target and adjusts the number of shares expected to be earned, and the related compensation expense recorded thereafter, to reflect the updated most probable outcome. Compensation expense for these awards for the three-month fiscal periods ended March 29, 2019, and March 30, 2018, was not material.

Stock option activity was as follows:

	For the Three Months Ended
	March 29, 2019
	Options	Weighted - average exercise price
Options outstanding at beginning of period	935,252	$45.91
Granted	194,470	$61.02
Exercised	(29,722)	$27.70
Forfeited or expired	(2,913)	$61.68
Options outstanding at March 29, 2019	1,097,087	$49.04

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	For the Three Months Ended
	March 29, 2019	March 30, 2018
Expected option term (years)	4.9	4.9
Expected volatility	19.4%	18.1%
Risk-free interest rate	2.5%	2.6%
Expected dividend yield	1.3%	1.5%
Per share fair value of options granted	$11.18	$10.65

Restricted stock award and restricted stock unit activity was as follows:

	For the Three Months Ended
	March 29, 2019
	Restricted Stock	Weighted- average grant date fair value
Restricted Stock outstanding at beginning of period	143,697	$49.97
Granted	44,775	$61.02
Vested	(45,737)	$47.40
Forfeited or expired	(734)	$57.46
Restricted Stock outstanding at March 29, 2019	142,001	$54.25

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 29, 2019 and March 30, 2018
(Unaudited)

17. SEGMENT AND GEOGRAPHIC INFORMATION

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

The Distribution segment is a leading power transmission, automation and fluid power industrial distributor with operations throughout the United States. The segment provides electro-mechanical products, bearings, power transmission, motion control and electrical and fluid power components, along with engineered integrated solutions for its customers' most challenging applications serving a broad spectrum of industrial markets, including both maintenance, repair and overhaul ("MRO") and original equipment manufacturer ("OEM") customers.

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

Summarized financial information by business segment is as follows:

	For the Three Months Ended
In thousands	March 29, 2019	March 30, 2018
Net sales:
Distribution	$290,954	$283,932
Aerospace	166,434	179,395
Net sales	$457,388	$463,327
Operating income:
Distribution	$12,697	$11,834
Aerospace	26,612	22,662
Net gain on sale of assets	61	63
Corporate expense	(16,006)	(13,835)
Operating income	23,364	20,724
Interest expense, net	5,313	5,352
Non-service pension and post retirement benefit cost (income)	(99)	(3,029)
Other income, net	(91)	(342)
Earnings before income taxes	18,241	18,743
Income tax expense	4,116	4,677
Net earnings	$14,125	$14,066

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 29, 2019 and March 30, 2018
(Unaudited)

17. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

Disaggregation of Revenue

The following table disaggregates total revenue by major product line.

	For the Three Months Ended
	March 29, 2019	March 30, 2018
In thousands
Distribution
Bearings and Power Transmission	$145,967	$143,385
Automation, Control and Energy	89,292	85,161
Fluid Power	55,695	55,386
Total Distribution Sales	$290,954	$283,932

Aerospace
Military and Defense, excluding fuzes	$35,642	$47,756
Missile and Bomb Fuzes	57,594	52,985
Commercial Aerospace and Other	73,198	78,654
Total Aerospace Sales	$166,434	$179,395

Total Sales(1)	$457,388	$463,327
(1) Service revenue was not material for the three-month fiscal periods ended March 29, 2019 and March 30, 2018.

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over time versus the amount of revenue recognized for performance obligations satisfied at a point in time for the Aerospace segment:

	For the Three Months Ended
In thousands	March 29, 2019	March 30, 2018
Revenue recognized for performance obligations satisfied:
Over time	43%	47%
Point-in-time	57%	53%
Total revenue(1)	100%	100%
(1) The disaggregation of revenue recognized for performance satisfied over time versus point-in-time has not been included for the Distribution segment, as the majority of its revenue is recognized on a point-in-time basis with only approximately 3.5% and 2.0% of revenue recognized for performance obligations over time for the three-month fiscal periods ended March 29, 2019 and March 30, 2018, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 29, 2019 and March 30, 2018
(Unaudited)

17. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

Disaggregation of Revenue - continued

For contracts that recognize revenue over time, the Company performs detailed quarterly reviews of the progress and execution of its performance obligations under these contracts. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenues and costs. The risks and opportunities include management's judgment about the ability and cost to achieve the schedule (e.g. the number and type of milestone events), technical requirements (e.g., a newly-developed product versus a mature product) and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation (e.g. to estimate increases in wages and prices for materials and related support cost allocations), execution by subcontractors, the availability and timing of funding from customers and overhead cost rates, among other variables. Based upon these reviews, the Company will record the effects of adjustments in profit estimates each period. If at any time management determines that in the case of a particular contract total costs will exceed total contract revenue, a provision for the entire anticipated contract loss is recorded at that time. The Company recognized a reduction in revenue of $0.8 million in the three-month fiscal period ended March 29, 2019. This amount was primarily related to cost growth on the SH-2G program, partially offset by favorable cost performance on certain Aerospace contracts, more specifically the FMU-139 fuzing contract. The amount of revenue recognized in the three-month fiscal period ended March 30, 2018 from performance obligations satisfied (or partially satisfied) in previous periods was $1.6 million. These amounts were primarily related to changes in the estimates of the stage of completion of Aerospace contracts, more specifically the JPF contract with the USG and the AH-1Z contract.

18. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in shareholders’ equity for the three-month fiscal periods ended March 29, 2019, and March 30, 2018, were as follows:

	For the Three Months Ended
	March 29, 2019	March 30, 2018
In thousands
Beginning balance	$633,157	$635,656
Comprehensive income	14,144	22,297
Dividends declared (per share of common stock, $0.20 and $0.20, respectively)	(5,582)	(5,580)
Employee stock plans and related tax benefit	1,519	2,687
Purchase of treasury shares	(2,951)	(4,600)
Share-based compensation expense	1,880	1,455
Changes due to convertible notes transactions	—	(2)
Impact of change in revenue accounting standard(1)	—	(9,584)
Ending balance	$642,167	$642,329
(1) For further information on the impact of the change in the revenue accounting standard for the three-month fiscal period ended March 30, 2018, refer to Note 2, Accounting Changes, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 29, 2019 and March 30, 2018
(Unaudited)

18. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (CONTINUED)

The components of accumulated other comprehensive income (loss) are shown below:

	For the Three Months Ended
	March 29, 2019	March 30, 2018
In thousands
Foreign currency translation:
Beginning balance	$(14,583)	$(7,056)
Net (loss) gain on foreign currency translation	(2,918)	6,013
Other comprehensive (loss) income, net of tax	(2,918)	6,013
Ending balance	$(17,501)	$(1,043)

Pension and other post-retirement benefits(1):
Beginning balance	$(120,319)	$(108,760)
Amortization of net loss, net of tax expense of $940 and $709, respectively	2,936	2,217
Other comprehensive income, net of tax	2,936	2,217
Reclassification of stranded tax effects resulting from Tax Reform to retained earnings(3)	(23,094)	—
Ending balance	$(140,477)	$(106,543)

Derivative instruments(2):
Beginning balance	$4	$2
Reclassification to net income, net of tax expense of $0 and $1, respectively	1	1
Other comprehensive income, net of tax	1	1
Ending balance	$5	$3

Total accumulated other comprehensive loss	$(157,973)	$(107,583)

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
(See Note 12, Pension Plans for additional information.)
(2) See Note 8, Derivative Financial Instruments, for additional information regarding the Company's derivative instruments.
(3) See Note 2, Recent Accounting Standards, for additional information regarding the reclassification of stranded tax effects resulting from Tax Reform to retained earnings.

19. INCOME TAXES

	For the Three Months Ended
	March 29, 2019	March 30, 2018

Effective Income Tax Rate	22.6%	25.0%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the period. The decrease in the effective tax rate for the three-month fiscal period ended March 29, 2019, compared to the corresponding rate in the prior year was primarily due to an increased benefit from export sales due to the foreign-derived intangible income provision and a reduction in the amount of foreign losses without benefit. These decreases were partially offset by additional limitations on the deductibility of executive compensation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 29, 2019 and March 30, 2018
(Unaudited)

19. INCOME TAXES (CONTINUED)

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

The Company has assessed both positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize the $32.8 million of deferred tax assets recorded as of March 29, 2019. Through the end of the first quarter of 2019, the Company believes it is more likely than not that only $23.0 million of these deferred tax assets will be realized and, as such, has recorded a valuation allowance of $9.8 million. Going forward, management will continue to assess the available positive and negative evidence to determine whether it is likely sufficient future taxable income will be generated to permit the use of these deferred tax assets. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income are reduced or increased, or if additional weight is given to subjective evidence such as future expected growth because objective negative evidence in the form of cumulative losses is no longer present.

20. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of these financial statements. No material subsequent events were identified that require disclosure.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide readers of our condensed consolidated financial statements with the perspectives of management. It presents, in narrative and tabular form, information regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results, and is designed to enable the readers of this report to obtain an understanding of our businesses, strategies, current trends and future prospects. It should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018 ("2018 Form 10-K") and the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.

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

Financial performance

•
Net sales decreased 1.3% for the three-month fiscal period ended March 29, 2019, compared to the comparable fiscal period in the prior year, driven by a decrease in net sales at Aerospace, partially offset by an increase in net sales at Distribution.

•	Net earnings for the three-month fiscal period ended March 29, 2019 remained relatively flat when compared to the comparable fiscal period in the prior year.

•	Diluted earnings per share remained flat at $0.50 for the three-month fiscal period ended March 29, 2019, when compared to the comparable fiscal period in the prior year.

•
Cash provided by operating activities during the three-month fiscal period ended March 29, 2019, was $22.6 million, $34.3 million less than the comparable fiscal period in the prior year. This change was primarily due to the absence of advance payments received in connection with a Joint Programmable Fuze ("JPF") direct commercial sales ("DCS") contract received in the prior year, partially offset by lower accounts receivable due to the receipts of payments on various programs.

•
Total backlog decreased 3.7% to $949.3 million compared to total backlog at December 31, 2018, mostly driven by deliveries of direct commercial JPF orders and work performed on our JPF program with the U.S. Government ("USG"). These decreases were partially offset by orders in the Distribution and Aerospace segment.

Recent events

•	In April 2019, our Aerospace segment was awarded a DCS contract for our JPF with an expected total value of $48.6 million.

•	In April 2019, our joint venture in the Aerospace segment was honored with a gold tier supplier award by BAE Systems for exceptional performance and contributions to supply chain success.

•	In April 2019, our Aerospace segment announced it was awarded the manufacture and supply of composite skin to core assembly structural components for Bell's AH-1Z helicopter blades.

•
In March 2019, our Aerospace segment announced that it is developing the next generation K-MAX® unmanned aircraft system that will allow operators to have the capability to fly either manned or unmanned missions. We expect to offer unmanned system kits for new production and existing aircraft in 2020.

•	In March 2019, our Aerospace segment announced that it has launched a composite blade development program for the K-MAX® helicopter.

•	In the first quarter of 2019, our integrated structures and metallics business in the Aerospace segment was named supplier of the year by Sikorsky for the Sikorsky BLACK HAWK program.

RESULTS OF OPERATIONS

Consolidated Results

Net Sales

	For the Three Months Ended
	March 29, 2019	March 30, 2018
	(in thousands)
Net sales	$457,388	$463,327
$ change	(5,939)	27,386
% change	(1.3)%	6.3%

Net sales decreased for the three-month fiscal period ended March 29, 2019, as compared to the corresponding period in 2018, due to a decrease in net sales at our Aerospace segment, partially offset by higher sales volume at our Distribution segment. Foreign currency exchange rates relative to the U.S. dollar had an unfavorable impact of $2.5 million for the three-month fiscal period ended March 29, 2019. See the segment discussion below for further information.

Gross Profit

	For the Three Months Ended
	March 29, 2019	March 30, 2018
	(in thousands)
Gross profit	$136,785	$134,107
$ change	2,678	9,761
% change	2.0%	7.8%
% of net sales	29.9%	28.9%

Gross profit increased for the three-month fiscal period ended March 29, 2019, as compared to the corresponding period in 2018. This was a result of higher gross profit at both our Aerospace and Distribution segments. The increase in gross profit at our Aerospace segment was primarily attributable to higher direct commercial sales of our JPF to foreign militaries. Higher gross profit at our Distribution segment was primarily due to an increase in sales in our bearings and power transmission and fluid power product lines.

Selling, General & Administrative Expenses (S,G&A)

	For the Three Months Ended
	March 29, 2019	March 30, 2018
	(in thousands)
S,G&A	$113,216	$111,753
$ change	1,463	876
% change	1.3%	0.8%
% of net sales	24.8%	24.1%

The increase in S,G&A for the three-month fiscal period ended March 29, 2019, compared to the corresponding period in 2018, was primarily due to higher corporate expenses, partially offset by lower expenses at our Aerospace segment. The increase in corporate expenses was mainly driven by $2.1 million in costs incurred for corporate development activities. These costs were partially offset by lower S,G&A expenses at our Aerospace segment, primarily due to a decrease in salary and wage expense and lower depreciation expense as a result of our restructuring efforts in the prior years. S,G&A expenses at the Distribution segment remained relatively flat when compared to corresponding period in 2018.

Restructuring Costs

	For the Three Months Ended
	March 29, 2019	March 30, 2018
	(in thousands)
Restructuring costs	$266	$1,693

During the third quarter of 2017, we announced restructuring activities at our Aerospace segment to support the ongoing effort of improving capacity utilization and operating efficiency to better position the Company for increased profitability and growth. Such actions include workforce reductions and the consolidation of operations, which we expect to continue through the planned completion in 2019. In the three-month fiscal periods ended March 29, 2019 and March 30, 2018, we recorded $0.3 million and $0.8 million, respectively, in costs associated with these restructuring activities. In addition to these costs, in the three-month fiscal period ended March 30, 2018, the Aerospace segment incurred $0.9 million in other non-related restructuring costs associated with the termination of certain distributor agreements and separations costs associated with certain employees not included in the restructuring activities discussed above.

Operating Income

	For the Three Months Ended
	March 29, 2019	March 30, 2018
	(in thousands)
Operating income	$23,364	$20,724
$ change	2,640	7,235
% change	12.7%	53.6%
% of net sales	5.1%	4.5%

Operating income increased for the three-month fiscal period ended March 29, 2019, versus the comparable period in 2018. The increase in operating income was primarily due to higher operating income at our Aerospace segment and lower restructuring costs, partially offset by higher corporate expenses, as discussed above. (See segment discussion below for additional information.)

Interest Expense, Net

	For the Three Months Ended
	March 29, 2019	March 30, 2018
	(in thousands)
Interest expense, net	$5,313	$5,352

Interest expense, net, generally consists of interest charged on our Credit Agreement, which includes a revolving credit facility and a term loan facility, and our convertible notes and the amortization of debt issuance costs, offset by interest income.

Interest expense, net for the three-month fiscal period ended March 29, 2019 remained relatively flat when compared to the corresponding period in 2018. This was a result of lower average borrowings, mostly offset by a higher interest rate for outstanding amounts under the Credit Agreement. At March 29, 2019, the interest rate for outstanding amounts under the Credit Agreement was 3.74%, compared to 2.89% at March 30, 2018.

Effective Income Tax Rate

	For the Three Months Ended
	March 29, 2019	March 30, 2018

Effective income tax rate	22.6%	25.0%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the period. The decrease in the effective tax rate for the three-month fiscal period ended March 29, 2019, compared to the corresponding rate in the prior year was primarily due to an increased benefit from export sales due to the foreign-derived intangible income provision and a reduction in the amount of foreign losses without benefit. These decreases were partially offset by additional limitations on the deductibility of executive compensation.

Backlog

	March 29, 2019	December 31, 2018
	(in thousands)
Distribution	$141,516	$134,332
Aerospace	807,824	851,814
Total	$949,340	$986,146

Backlog decreased during the first three months of 2019, primarily driven by activity at our Aerospace segment. The decrease in backlog at Aerospace was primarily attributable to deliveries of direct commercial JPF orders and bearings products and work performed on our JPF program with the USG. These decreases were partially offset by orders of our bearings products, orders under our Sikorsky S70 program and strong order intake at the Distribution segment.

Distribution Segment

Results of Operations

	For the Three Months Ended
	March 29, 2019	March 30, 2018
	(in thousands)
Net sales	$290,954	$283,932
$ change	7,022	12,314
% change	2.5%	4.5%

Operating income	$12,697	$11,834
$ change	863	418
% change	7.3%	3.7%
% of net sales	4.4%	4.2%

Net sales

Net sales for the three-month fiscal period ended March 29, 2019 increased when compared to the corresponding period in 2018, despite one fewer sales day in the current period. The increase in sales was attributable to higher net sales in our automation, control and energy and bearings and power transmission product lines, and a less significant increase in our fluid power product line. These increases in net sales were mostly attributable to higher sales volume to our MRO customers. Looking at the markets we serve, sales were higher in the paper manufacturing, merchant wholesalers, durable goods, primary metal manufacturing and food processing markets. These increases were partially offset by a decrease in sales in the transportation equipment manufacturing and computer and electronic product manufacturing markets.

"Organic Sales per Sales Day" is a metric management uses to evaluate performance trends at our Distribution segment and is calculated by taking Organic Sales divided by the number of Sales Days in the period. The following table illustrates the calculation of Organic Sales per Sales Day.

		For the Three Months Ended
		March 29, 2019	March 30, 2018
		(in thousands)
Current period
Net sales		$290,954	$283,932
Sales days		63	64
Sales per Sales Day for the current period	a	$4,618	$4,436

Prior period
Net sales from the prior year		$283,932	$271,618
Sales days from the prior year		64	64
Sales per Sales day from the prior year	b	$4,436	$4,244

% change	(a-b)÷b	4.1%	4.5%

Operating income

Operating income for the three-month fiscal period ended March 29, 2019 increased slightly when compared to the corresponding period in 2018. This was primarily due to higher sales and associated gross profit in our fluid power and bearings and power transmission product lines, partially offset by an increase in employee and employee-related costs, data processing costs and higher depreciation expense.
Other Matters

Enterprise Resource Planning System

We continue to make progress in implementing a new ERP business system at our Distribution segment. The total project cost is currently estimated between $51.0 million and $54.0 million. For the three-month fiscal periods ended March 29, 2019, and March 30, 2018, ERP system expenses incurred totaled $0.2 million for both periods and ERP system capital expenditures totaled $0.2 million and $0.8 million, respectively. Total to date ERP system capital expenditures as of March 29, 2019, were $40.4 million. Depreciation expense for the ERP system for the three-month fiscal periods ended March 29, 2019, and March 30, 2018, totaled $0.9 million and $0.6 million, respectively.

Aerospace Segment

Results of Operations

	For the Three Months Ended
	March 29, 2019	March 30, 2018
	(in thousands)
Net sales	$166,434	$179,395
$ change	(12,961)	15,072
% change	(7.2)%	9.2%

Operating income	$26,612	$22,662
$ change	3,950	6,632
% change	17.4%	41.4%
% of net sales	16.0%	12.6%

Net sales

Net sales decreased for the three-month fiscal period ended March 29, 2019, as compared to the corresponding period in 2018, primarily due to decreases of $12.1 million and $5.5 million in our military and defense, excluding fuzes, and commercial product programs, respectively. These decreases were partially offset by $4.6 million in higher sales under our bomb fuze product programs.

The decrease in sales under our military and defense, excluding fuzes, product programs was attributable to lower sales under our SH-2G program with Peru, the Sikorsky BLACK HAWK helicopter program, the AH-1Z program and a certain composites structure program, and the absence of sales from our former U.K. Tooling business. The decrease in sales under our commercial product programs was mostly due to lower sales on our K-MAX® program. These combined decreases, totaling $18.3 million, were partially offset by higher sales under our bomb fuze product programs. This increase was a result of higher direct commercial sales of our JPF to foreign militaries, partially offset by a decrease in sales under our JPF program with the USG.

Foreign currency exchange rates relative to the U.S. dollar had an unfavorable impact of $2.5 million on net sales for the three-month fiscal period ended March 29, 2019.

Operating income

Operating income increased for the three-month fiscal period ended March 29, 2019, compared to the corresponding period in 2018. This increase was primarily attributable to higher direct commercial sales of our JPF to foreign militaries and associated gross profit, a decrease in SG&A expenses and lower restructuring costs. These changes, totaling $7.1 million, were partially offset by lower sales and associated gross profit on our SH-2G program with Peru and the K-MAX® program.

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

Revenue and cost estimates for all significant long-term contracts for which revenue is recognized over time are reviewed and reassessed quarterly. Based upon these reviews, we record the effects of adjustments in profit estimates each period. If at any time we determine that for a particular contract total costs will exceed total contract revenue, we will record a provision for the entire anticipated contract loss at that time. We recognized a reduction in revenue of $0.8 million in the three-month fiscal period ended March 29, 2019 from performance obligations satisfied (or partially satisfied) in previous periods. This amount was primarily related to cost growth on the SH-2G program, partially offset by favorable cost performance on certain Aerospace contracts, more specifically the FMU-139 fuzing contract. The amount of revenue recognized in the three-month fiscal period ended March 30, 2018, was $1.6 million. This amount was primarily related to changes in the estimates of the stage of completion of Aerospace contracts, more specifically the JPF contract with the USG and the AH-1Z contract.

Major Programs/Product Lines

Below is a discussion of significant changes in the Aerospace segment's major programs during the first three months of 2019. See our 2018 Form 10-K for a complete discussion of our Aerospace segment's programs.

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

A total of 8,851 fuzes were delivered to our customers during the first quarter of 2019. We expect to deliver 40,000 to 45,000 fuzes in 2019.

Total JPF backlog at March 29, 2019 was $407.3 million. Of this amount, $307.5 million in JPF backlog require future export approvals, licenses or authorizations from the USG before we are permitted to sell these products outside of the United States. The receipt of these export approvals, licenses or authorizations are subject to political and geopolitical conditions which could impact the timing and/or our ability to sell these products outside of the United States. Total JPF backlog at December 31, 2018 was $454.1 million.

JPF - USG

Revenue for JPF USG programs is recognized over time when costs are incurred as work progresses on the program. The Company currently provides the FMU-152 A/B to the USAF, but the U.S. Navy currently utilizes a different fuze - the FMU-139. In 2015, NAVAIR solicited proposals for a firm fixed price production contract to implement improvements to the performance characteristics of the FMU-139 (such improved fuze having been designated the FMU-139 D/B), and, the USAF had stated that, if and when a contract is awarded and production begins, the funds associated with the FMU-152 A/B will be redirected to the FMU-139 D/B. During the third quarter of 2015, the U.S. Navy announced that a competitor was awarded the contract for the FMU-139 D/B. In the event the FMU-139 D/B program proceeds as planned and the USAF redirects the funds associated with the FMU-152 A/B to the FMU-139 D/B, our business, financial condition, results of operations and cash flows may be materially adversely impacted. The timing of the impact on our financial statements is dependent on the ability of our competitor to complete the design and qualification phase of the program and other factors. Our competitor has publicly stated that this program is expected to have a 32-month qualification phase, preceding production. Due to the complexity of this program, the uncertainty associated with the successful completion of each phase in accordance with the planned schedule and the pending status of the USAF's final decision to redirect funds to the FMU-139 D/B, the timing and magnitude of the impact on the Company's financial statements is not certain; however, the Company continues to see strong demand for the FMU-152 A/B. In 2018, the USAF issued a Notice of Contract Action announcing its intent to award us Options 15 and 16, which, if and when awarded, would extend FMU-152 A/B deliveries into 2022.
JPF - DCS

Revenue for DCS programs is generally recognized at the point in time when control is transferred to the customer under the revenue recognition guidance. The Company continues to see strong demand for DCS fuzes. During the first quarter of 2018, we were awarded a DCS contract totaling approximately $324.0 million, of which $307.5 million was included in backlog as of March 29, 2019. The remaining $16.5 million relates to potential penalties payable to the customer in the event the offset requirements of the contract are not met. This agreement is designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. The offset agreement may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects and the purchase by third parties of supplies from in-country vendors. This agreement may also be satisfied through the Company's use of cash for activities, such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. The offset requirements associated with this contract could extend for several years and have a notional value of approximately $194.0 million, which is equal to sixty percent of the total contract value as defined by the agreement with the customer. The amount ultimately applied against the offset agreement is based on negotiations with the customer and may require cash outlays that represent only a fraction of the notional value in the offset agreement. We are currently in the process of developing a proposal to satisfy the offset requirements that will be submitted to the customer within the first half of 2019. We expect approval of the proposal before the end of 2019. The satisfaction of the offset requirements will be determined by the customer and is expected to occur over a seven-year period. Additionally, this contract provides for potential penalties payable to the customer of up to 10% of the total contract value in the event that we default on the contract and we are unable to fulfill our contractual commitments. Any delay in the receipt of necessary export approvals, licenses or authorizations from the USG could result in customer cancellation of the contract, the incurrence of significant penalties by the Company and the return of advance payments to our customer, which could have a material adverse effect on our results of operations, financial condition and cash flows.
K-MAX®

During 2015, we announced that our Aerospace segment was resuming production of commercial K-MAX® aircraft. The aircraft are being manufactured at our Jacksonville, Florida and Bloomfield, Connecticut facilities. The first nine helicopters from the newly reopened commercial production line were accepted by our customers through March 2019. During the fourth quarter of 2018, we announced that we will continue production of the commercial K-MAX® aircraft into 2020 at a minimum due to continued interest in the capabilities of the K-MAX®. As of March 29, 2019 and December 31, 2018, our backlog for this program was $7.0 million and $14.9 million, respectively.

During the first quarter, we announced that we are developing the next generation K-MAX® unmanned aircraft system that will allow operators to have the capability to fly either manned or unmanned missions. We expect to offer unmanned system kits for new production and existing aircraft in 2020.

LIQUIDITY AND CAPITAL RESOURCES

Discussion and Analysis of Cash Flows

We assess liquidity in terms of our ability to generate cash to fund working capital requirements and investing and financing activities. Significant factors affecting liquidity include: cash flows generated from or used by operating activities, capital expenditures, investments in our business segments and their programs, acquisitions, divestitures, dividends, availability of future credit, adequacy of available bank lines of credit, and factors that might otherwise affect the company's business and operations generally, as described under the heading “Risk Factors” and “Forward-Looking Statements” in Item 1A of Part I of our 2018 Form 10-K.

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

We anticipate a variety of items will have an impact on our liquidity during the next 12 months, in addition to our working capital requirements. These could include one or more of the following:

•	the matters described in Note 13, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements, in addition to the cost of existing environmental remediation matters;

•	deferred compensation payments to former directors and officers;

•	contributions to our qualified pension plan and Supplemental Employees’ Retirement Plan (“SERP”);

•	interest payments on outstanding debt;

•	income tax payments;

•	finance and operating lease payments;

•	capital expenditures;

•	repurchases of common stock under the 2015 Share Repurchase Program;

•	payment of dividends;

•	costs associated with the start-up of new aerospace programs; and

•	the extension of payment terms by our customers.

In addition to the items listed above, we have received $97.2 million in advance payments in 2018, which relate to $129.6 million in letters of a credit for a JPF DCS contract. In the event that we default on the contract and we are unable to fulfill our contractual obligations, our customer has the ability to draw on the letters of credit.

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

Effective December 31, 2015, our qualified pension plan was frozen with respect to future benefit accruals. Under U.S. Government Cost Accounting Standard (“CAS”) 413, we must calculate the USG’s share of any pension curtailment adjustment calculated resulting from the freeze. Such adjustments can result in an amount due to the USG for pension plans that are in a surplus position or an amount due to the contractor for plans that are in a deficit position. During the fourth quarter of 2016, we accrued a $0.3 million liability representing our estimate of the amount due to the USG based on our pension curtailment calculation which was submitted to the USG for review in December 2016. We have maintained our accrual at $0.3 million as of March 29, 2019. There can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on our results of operations, financial position and cash flows.

A summary of our consolidated cash flows is as follows:

	For the Three Months Ended
	March 29, 2019	March 30, 2018	2019 vs. 2018
	(in thousands)
Total cash provided by (used in):
Operating activities	$22,636	$56,913	$(34,277)
Investing activities	(8,092)	(6,612)	(1,480)
Financing activities	(13,709)	(57,738)	44,029

Free Cash Flow (a):
Net cash provided by operating activities	$22,636	$56,913	$(34,277)
Expenditures for property, plant and equipment	(7,425)	(6,422)	(1,003)
Free cash flow	$15,211	$50,491	$(35,280)

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

Net cash provided by operating activities decreased for the three-month fiscal period ended March 29, 2019, versus the comparable period in 2018, primarily due to the absence of advance payments received under a JPF DCS contract in the prior period, partially offset by lower accounts receivable due to payments received related to our JPF program with the USG, the K-MAX® program, a JPF DCS contract and bearings products.

Net cash used in investing activities increased for the three-month fiscal period ended March 29, 2019, versus the comparable period in 2018, primarily due to higher expenditures for property, plant and equipment.

Net cash used in financing activities decreased for the three-month fiscal period ended March 29, 2019, versus the comparable period in 2018, primarily attributable to lower net repayments of our revolving credit facility in the current period.

Financing Arrangements

Refer to Note 12, Debt, in the Notes to the Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of the Annual Report on Form 10-K for the year ended December 31, 2018 for further information on our Financing Arrangements.

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

We incurred $7.4 million of debt issuance costs in connection with the sale of the 2024 Notes, which was allocated between the debt and equity components of the instrument. Of the total amount, $0.7 million was recorded as an offset to additional paid-in capital. The balance, $6.7 million, was recorded as a contra-debt balance and is being amortized over the term of the 2024 Notes. Total amortization expense for the three-month fiscal periods ended March 29, 2019 and March 30, 2018 was $0.2 million for both periods.

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

Interest rates on amounts outstanding under the Credit Agreement are variable, and are determined based on the Consolidated Senior Secured Leverage Ratio. At March 29, 2019, the interest rate for the outstanding amounts on both the revolving credit facility and term loan commitment was 3.74%. In addition, we are required to pay a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.175% to 0.300% per annum, based on the Consolidated Senior Secured Leverage Ratio. Fees for outstanding letters of credit range from 1.25% to 2.00%, based on the Consolidated Senior Secured Leverage Ratio.

In 2015, the Company incurred $2.3 million in debt issuance costs in connection with the Credit Agreement. These costs have been capitalized and will be amortized over the term of the agreement. Total amortization expense for the three-month fiscal periods ended March 29, 2019 and March 30, 2018 was $0.2 million for both periods.

Total average bank borrowings during the quarter ended March 29, 2019, were $112.9 million compared to $151.6 million for the year ended December 31, 2018. As of March 29, 2019 and December 31, 2018, there was $417.4 million and $408.9 million available for borrowing, respectively, under the Revolving Credit Facility, net of letters of credit. However, based on EBITDA levels at March 29, 2019 and December 31, 2018, amounts available for borrowing were limited to $331.8 million and $323.5 million, respectively. Letters of credit are generally considered borrowings for purposes of the Revolving Credit Facility. As of March 29, 2019, $152.6 million letters of credit were outstanding, all of which were under the credit facility. Of this amount, $146.2 million letters of credit relate to a JPF DCS contract. As of December 31, 2018, $152.6 million in letters of credit were outstanding, all of which were under the revolving credit facility. Of this amount, $146.2 million letters of credit relate to a JPF DCS contract.

Other Sources/Uses of Capital

In 2019, we contributed $0.1 million to the SERP through the end of the first quarter. We plan to contribute an additional $0.4 million to the SERP in 2019. The Company does not anticipate making any contributions to the qualified pension plan in 2019. For the 2018 plan year, we contributed $30.0 million to the qualified pension plan and $0.9 million to the SERP.

On April 29, 2015, we announced that our Board of Directors approved a share repurchase program ("2015 Share Repurchase Program") authorizing the repurchase of up to $100.0 million of the common stock, par value $1.00 per share, of the Company. This new program replaced our 2000 Stock Repurchase Program. We currently intend to repurchase shares to offset the annual issuance of shares under our employee stock plans, but the timing and actual number of shares repurchased will depend on a variety of factors including stock price, market conditions, corporate and regulatory requirements, capital availability and other factors, including acquisition opportunities. As of March 29, 2019, we had repurchased 1,132,853 shares under the 2015 Share Repurchase Program and approximately $43.7 million remained available for repurchases under this authorization.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes outside the ordinary course of business in our contractual obligations or off-balance sheet arrangements during the first three months of 2019. See our 2018 Form 10-K for a discussion of our contractual obligations and off-balance sheet arrangements.

CRITICAL ACCOUNTING ESTIMATES

Preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements in the Company’s 2018 Form 10-K describe the critical accounting estimates and significant accounting policies used in preparing the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. See Note 2, Recent Accounting Standards, and Note 3, Significant Accounting Policies Update, for a discussion on the impact of adopting ASC 842, Leases, that became effective January 1, 2019.

RECENT ACCOUNTING STANDARDS

Information regarding recent changes in accounting standards is included in Note 2, Recent Accounting Standards, of the Notes to Condensed Consolidated Financial Statements in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the Company’s exposure to market risk during the first three months of 2019. See the Company’s 2018 Form 10-K for a discussion of the Company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 29, 2019. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 29, 2019, our disclosure controls and procedures were effective.

Changes in Internal Controls

Beginning January 1, 2019, we adopted ASC 842, Leases. As a result of the adoption of this standard, we implemented changes to our processes related to leasing and the related internal controls. These changes included the development of new policies based on the leasing standard, training of the new standard throughout the Company and the implementation of a leasing software tool to track and account for our leases. Other than the changes relating to the adoption of ASC 842, there were no other material changes to our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

While it is not possible to predict the outcome of these matters with certainty, based upon available information, management believes that all settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in legal proceedings and that can be reasonably estimated are accrued for at March 29, 2019. Despite this analysis, there can be no assurance that the final outcome of these matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

As of March 29, 2019, neither the Company nor any of its subsidiaries is a party, nor is any of its or their property subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company and its subsidiaries. Additional information relating to certain of these matters is set forth in Note 13, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

Environmental Matters

The Company and its subsidiaries are subject to numerous U.S. Federal, state and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities (including past activities of companies we have acquired). From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which may include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. While it is not possible to predict the outcome of these proceedings, in the opinion of management, any payments we may be required to make as a result of all such claims in existence at March 29, 2019, will not have a material adverse effect on our business, financial condition and results of operations or cash flows.

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

Item 1A. Risk Factors

Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition and cash flows as set forth under Item 1A. “Risk Factors” in our 2018 Form 10-K. We do not believe there have been any material changes to the risk factors previously disclosed in our 2018 Form 10-K, but we may disclose changes to such factors or disclose additional factors from time to time in future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, results of operations, financial position and cash flows.

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
Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and other factors that may cause the Company's actual results and financial condition to differ materially from those expressed or implied in the forward-looking statements. Such risks, uncertainties and other factors include, among others: (i) changes in domestic and foreign economic and competitive conditions in markets served by the Company, particularly the defense, commercial aviation and industrial production markets; (ii) changes in government and customer priorities and requirements (including cost-cutting initiatives, government and customer shut-downs, the potential deferral of awards, terminations or reductions of expenditures to respond to the priorities of Congress and the Administration, or budgetary cuts resulting from Congressional actions or automatic sequestration); (iii) changes in geopolitical conditions in countries where the Company does or intends to do business; (iv) the successful conclusion of competitions for government programs (including new, follow-on and successor programs) and thereafter successful contract negotiations with government authorities (both foreign and domestic) for the terms and conditions of the programs; (v) the timely receipt of any necessary export approvals and/or other licenses or authorizations from the U.S. Government; (vi) timely satisfaction or fulfillment of material contractual conditions precedents in customer purchase orders, contracts, or similar arrangements; (vii) the existence of standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; (viii) the successful resolution of government inquiries or investigations relating to our businesses and programs; (ix) risks and uncertainties associated with the successful implementation and ramp up of significant new programs, including the ability to manufacture the products to the detailed specifications required and recover start-up costs and other investments in the programs; (x) potential difficulties associated with variable acceptance test results, given sensitive production materials and extreme test parameters; (xi) the receipt and successful execution of production orders under the Company's existing U.S. government JPF contract, including the exercise of all contract options and receipt of orders from allied militaries, but excluding any next generation programmable fuze programs, as all have been assumed in connection with goodwill impairment evaluations; (xii) the continued support of the existing K-MAX® helicopter fleet, including sale of existing K-MAX® spare parts inventory and the receipt of orders for new aircraft sufficient to recover our investments in the K-MAX® production line; (xiii) the accuracy of current cost estimates associated with environmental remediation activities; (xiv) the profitable integration of acquired businesses into the Company's operations; (xv) the ability to implement our ERP systems in a cost-effective and efficient manner, limiting disruption to our business, and allowing us to capture their planned benefits while maintaining an adequate internal control environment; (xvi) the ability to recover from cyber-based or other security attacks, information technology failures or other disruptions; (xvii) changes in supplier sales or vendor incentive policies; (xviii) the ability of our suppliers to satisfy their performance obligations; (xix) the effects of price increases or decreases; (xx) the effects of pension regulations, pension plan assumptions, pension plan asset performance, future contributions and the pension freeze, including the ultimate determination of the U.S. Government's share of any pension curtailment adjustment calculated in accordance with CAS 413; (xxi) future levels of indebtedness and capital expenditures; (xxii) the continued availability of raw materials and other commodities in adequate supplies and the effect of increased costs for such items; (xxiii) the effects of currency exchange rates and foreign competition on future operations; (xxiv) changes in laws and regulations, taxes, interest rates, inflation rates and general business conditions; (xxv) the effects, if any, of the UK's exit from the EU; (xxvi) future repurchases and/or issuances of common stock; (xxvii) the occurrence of unanticipated restructuring costs or the failure to realize anticipated savings or benefits from past or future expense reduction actions; (xxviii) the ability to recruit and retain skilled employees; and (xxix) other risks and uncertainties set forth herein and in our 2018 Form 10-K.

Any forward-looking information provided in this report should be considered with these factors in mind. We assume no obligation to update any forward-looking statements contained in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of Common Stock by the Company during the three-month fiscal period ended March 29, 2019:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan (in thousands)
January 1, 2019 - January 25, 2019	17,000	$57.37	17,000	$44,732
January 26, 2019 - February 22, 2019	19,287	$59.52	18,000	$43,658
February 23, 2019 - March 29, 2019	13,605	$60.83	—	$43,658
Total	49,892		35,000

(a) During the quarter the Company purchased 14,892 shares in connection with employee tax withholding obligations as permitted by our equity compensation plans, which are SEC Rule 16b-3 qualified compensation plans. These were not purchases under our publicly announced program.

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

Item 6.     Index To Exhibits

3.1
Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 4, 2005, File No. 333-66179), as amended by the Certificate of Amendment thereto (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated April 22, 2019).
Previously Filed
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated April 22, 2019).	Previously Filed
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934	Filed Herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934	Filed Herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Kaman Corporation and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAMAN CORPORATION
Registrant
Date:	May 1, 2019		/s/ Neal J. Keating
		By:	Neal J. Keating
Chairman, President and
Chief Executive Officer

Date:	May 1, 2019		/s/ Robert D. Starr
		By:	Robert D. Starr
Executive Vice President and
Chief Financial Officer

KAMAN CORPORATION
INDEX TO EXHIBITS

3.1
Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 4, 2005, File No. 333-66179), as amended by the Certificate of Amendment thereto (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated April 22, 2019).
Previously Filed
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated April 22, 2019).	Previously Filed
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934	Filed Herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934	Filed Herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document