Form 10-Q
period 2019-06-28
KAMAN Corp
filed 2019-07-31
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 28, 2019
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ______

Commission File Number:	001-35419

KAMAN CORPORATION
(Exact name of registrant as specified in its charter)

Connecticut	06-0613548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1332 Blue Hills Avenue,	Bloomfield,	Connecticut	06002
(Address of principal executive offices)			(Zip Code)

(860)	743-7100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock ($1 par value)	KAMN	New York Stock Exchange LLC

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
for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

At July 26, 2019, there were	27,983,791	shares of Common Stock outstanding.

PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts) (Unaudited)

	June 28, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$17,016	$25,895
Accounts receivable, net	100,799	149,338
Contract assets	118,774	99,261
Contract costs, current portion	5,114	5,993
Inventories	163,006	131,569
Income tax refunds receivable	5,487	1,752
Assets held for sale, current portion	365,264	351,261
Other current assets	10,568	8,036
Total current assets	786,028	773,105
Property, plant and equipment, net of accumulated depreciation of $201,400 and $192,285, respectively	138,246	137,112
Operating right-of-use assets, net	16,330	—
Goodwill	195,332	196,161
Other intangible assets, net	56,054	58,567
Deferred income taxes	39,802	38,040
Contract costs, noncurrent portion	9,187	10,666
Assets held for sale, noncurrent portion	292,957	229,238
Other assets	30,903	31,173
Total assets	$1,564,839	$1,474,062
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt, net of debt issuance costs	$127,603	$9,375
Accounts payable – trade	54,086	56,826
Accrued salaries and wages	29,959	32,795
Contract liabilities, current portion	30,707	28,865
Operating lease liabilities, current portion	4,259	—
Income taxes payable	—	139
Liabilities held for sale, current portion	136,292	131,047
Other current liabilities	38,669	39,429
Total current liabilities	421,575	298,476
Long-term debt, excluding current portion, net of debt issuance costs	180,196	284,256
Deferred income taxes	7,483	7,146
Underfunded pension	99,469	104,988
Contract liabilities, noncurrent portion	72,081	78,562
Operating lease liabilities, noncurrent portion	12,895	—
Liabilities held for sale, noncurrent portion	63,892	15,602
Other long-term liabilities	49,079	51,875
Commitments and contingencies (Note 14)
Shareholders' equity:
Preferred stock, $1 par value, 200,000 shares authorized; none outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; voting; 29,723,147 and 29,544,714 shares issued, respectively	29,723	29,545
Additional paid-in capital	208,491	200,474
Retained earnings	649,610	610,103
Accumulated other comprehensive income (loss)	(153,708)	(134,898)
Less 1,745,385 and 1,672,917 shares of common stock, respectively, held in treasury, at cost	(75,947)	(72,067)
Total shareholders’ equity	658,169	633,157
Total liabilities and shareholders’ equity	$1,564,839	$1,474,062
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts) (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net sales	$174,712	$178,606	$341,146	$358,001
Cost of sales	122,123	125,165	234,036	251,380
Gross profit	52,589	53,441	107,110	106,621
Selling, general and administrative expenses	41,808	45,939	83,759	88,871
Restructuring costs	206	1,804	472	3,497
Net gain on sale of assets	—	(1,528)	(65)	(1,589)
Operating income	10,575	7,226	22,944	15,842
Interest expense, net	5,236	5,000	10,537	10,323
Non-service pension and post retirement benefit income	(100)	(3,039)	(199)	(6,068)
Other (income) expense, net	(463)	364	(552)	22
Earnings from continuing operations before income taxes	5,902	4,901	13,158	11,565
Income tax (benefit) expense	(487)	123	947	1,817
Earnings from continuing operations	6,389	4,778	12,211	9,748
Earnings from discontinued operations, net of tax	7,077	10,316	15,380	19,412
Net earnings	$13,466	$15,094	$27,591	$29,160

Earnings per share:
Basic earnings per share from continuing operations	$0.23	$0.17	$0.44	$0.35
Basic earnings per share from discontinued operations	0.25	0.37	0.55	0.69
Basic earnings per share	$0.48	$0.54	$0.99	$1.04
Diluted earnings per share from continuing operations	$0.23	$0.17	$0.43	$0.34
Diluted earnings per share from discontinued operations	0.25	0.36	0.55	0.69
Diluted earnings per share	$0.48	$0.53	$0.98	$1.03
Average shares outstanding:
Basic	27,961	27,971	27,935	27,911
Diluted	28,123	28,349	28,097	28,258

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net earnings	$13,466	$15,094	$27,591	$29,160
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments and other	1,329	(11,969)	(1,588)	(5,955)
Change in pension and post-retirement benefit plan liabilities, net of tax expense of $940 and $703 and $1,880 and $1,413, respectively	2,936	2,203	5,872	4,420
Other comprehensive income (loss)	4,265	(9,766)	4,284	(1,535)
Comprehensive income	$17,731	$5,328	$31,875	$27,625

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS KAMAN CORPORATION AND SUBSIDIARIES (In thousands) (Unaudited)

	For the Six Months Ended
	June 28, 2019	June 29, 2018
Cash flows from operating activities:
Net earnings	$27,591	$29,160
Less: Earnings from discontinued operations	15,380	19,412
Earnings from continuing operations	12,211	9,748
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	12,365	14,191
Amortization of debt issuance costs	906	899
Accretion of convertible notes discount	1,347	1,282
Provision for doubtful accounts	204	227
Net gain on sale of assets	(65)	(1,589)
Net loss on derivative instruments	3	467
Stock compensation expense	3,557	3,303
Deferred income taxes	(3,252)	7,297
Changes in assets and liabilities, excluding effects of acquisitions/divestitures:
Accounts receivable	48,270	47,180
Contract assets	(19,572)	(38,442)
Contract costs	2,355	(5,480)
Inventories	(31,662)	1,590
Income tax refunds receivable	(3,656)	(803)
Operating right of use assets	2,140	—
Other assets	(892)	(2,977)
Accounts payable - trade	(2,673)	(836)
Contract liabilities	(4,640)	75,261
Operating lease liabilities	(2,115)	—
Other current liabilities	(4,606)	(4,284)
Income taxes payable	(147)	(2,527)
Pension liabilities	2,087	(23,887)
Other long-term liabilities	(1,303)	(905)
Net cash provided by operating activities of continuing operations	10,862	79,715
Net cash (used in) provided by operating activities of discontinued operations	(9,134)	14,027
Net cash provided by operating activities	1,728	93,742
Cash flows from investing activities:
Proceeds from sale of assets	71	1,692
Expenditures for property, plant & equipment	(11,375)	(10,831)
Other, net	(1,618)	(687)
Net cash used in investing activities of continuing operations	(12,922)	(9,826)
Net cash used in investing activities of discontinued operations	(3,662)	(4,909)
Net cash used in investing activities	(16,584)	(14,735)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit agreements	16,700	(71,383)
Debt repayment	(4,375)	(3,750)
Net change in bank overdraft	724	878
Proceeds from exercise of employee stock awards	3,546	5,274
Purchase of treasury shares	(3,063)	(8,824)
Dividends paid	(11,160)	(11,149)
Other, net	(663)	(439)
Net cash provided by (used) in financing activities of continuing operations	1,709	(89,393)
Net cash provided by financing activities of discontinued operations	4,458	1,700
Net cash provided by (used in) financing activities	6,167	(87,693)
Net decrease in cash and cash equivalents	(8,689)	(8,686)
Cash and cash equivalents included in assets held for sale	(1,957)	(2,023)
Effect of exchange rate changes on cash and cash equivalents	(49)	(578)
Cash and cash equivalents at beginning of period	27,711	36,904
Cash and cash equivalents at end of period	$17,016	$25,617

Supplemental disclosure of noncash activities:
Value of common shares issued for unwind of warrant transactions	$—	$7,583
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three-month and six-month fiscal periods ended June 28, 2019 and June 29, 2018
(Unaudited)

1. BASIS OF PRESENTATION

During the second quarter, Kaman Corporation and subsidiaries (collectively "the Company") announced an agreement to sell Kaman Industrial Technologies Corporation and its subsidiaries (the "Distribution segment") to affiliates of Littlejohn & Co., LLC for $700.0 million in cash, subject to customary closing conditions and working capital adjustments. As a result of the agreement, the Distribution segment met "held for sale" criteria in the fiscal quarter ended June 28, 2019. The Distribution segment's results of operations and the related cash flows from this business have been reclassified to earnings from discontinued operations in the Condensed Consolidated Statement of Operations and cash flows from discontinued operations in the Condensed Consolidated Statement of Cash Flows, respectively, for all periods presented. The assets and liabilities of the Distribution segment have been reclassified to assets held for sale and liabilities held for sale, respectively, in the Condensed Consolidated Balance Sheets as of June 28, 2019 and December 31, 2018. The sale is expected to close during the third quarter of 2019, subject to customary closing conditions and the receipt of certain required consents and approvals. See Note 4, Discontinued Operations, to the Condensed Consolidated Financial Statements for further information.

In the opinion of management, the condensed consolidated financial information reflects all adjustments necessary for a fair statement of the Company's financial position, results of operations and cash flows for the interim periods presented, but do not include all disclosures required by accounting principles generally accepted in the United States of America ("US GAAP"). All such adjustments are of a normal recurring nature, unless otherwise disclosed in this report. Certain amounts in prior year financial statements and notes thereto have been reclassified to conform to current year presentation. The statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the interim periods presented are not necessarily indicative of trends or of results to be expected for the entire year.

The Company has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The second quarters for 2019 and 2018 ended on June 28, 2019, and June 29, 2018, respectively.

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
For the three-month and six-month fiscal periods ended June 28, 2019 and June 29, 2018
(Unaudited)

2. RECENT ACCOUNTING STANDARDS (CONTINUED)

Recent Accounting Standards Adopted - continued

In October 2018, the FASB issued ASU 2018-16, "Derivatives and Hedging (Topic 815) - Inclusion of the Secured Overnight Financing Rate ("SOFR") Overnight Index Swap ("OIS") Rate as a Benchmark Interest Rate for Hedge Accounting Purposes". The Federal Reserve Board and the Federal Reserve Bank of New York initiated an effort to introduce an alternative reference rate to LIBOR in the United States. This standard update permits the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. The standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption was permitted. The amendments in this ASU were required to be adopted concurrently with the amendments in ASU 2017-12. The adoption of this standard update did not have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Under this ASU as amended, lessees are required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting is largely unchanged under this ASU as amended. This standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. On January 1, 2019, the Company adopted ASC 842 using the modified retrospective transition method allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As a result, the Company applied ASC 842 only to leases that existed as of January 1, 2019 and did not restate prior periods. The adoption of ASC 842 resulted in a net increase of approximately $90.0 million to its assets and liabilities as of January 1, 2019 due to the addition of right-of-use assets and lease liabilities for operating leases on the balance sheet; however, it did not have a material impact on the Company's cash flows, results of operations or debt covenant compliance. The majority of the right-of-use assets and lease liabilities recorded on January 1, 2019 for operating leases relate to the Distribution segment and were included in assets held for sale and liabilities held for sale, respectively, on the Company's Condensed Consolidated Balance Sheet as of June 28, 2019.

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
For the three-month and six-month fiscal periods ended June 28, 2019 and June 29, 2018
(Unaudited)

2. RECENT ACCOUNTING STANDARDS (CONTINUED)

Recent Accounting Standards Yet to be Adopted - continued

In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract". The objective of the standard update is to provide additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract to address the diversity in practice. The ASU requires an entity in a hosting arrangement that is a service arrangement to determine which costs to capitalize as an asset related to a service contract and which costs to expense, and to determine which project stage implementation activities relate to. Costs for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and postimplementation stages are expensed as the activities are performed. Capitalized implementation costs of a hosting arrangement are expensed over the term of the hosting arrangement in the same line item in the statement of operations as the fees associated with the hosting element of the arrangement. The standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted. The amendments in this standard update should be applied either retrospectively or prospectively to all implementation costs incurred after the inception date. The Company has elected to adopt the standard update prospectively. The adoption of this standard update is not expected to have a material impact on the Company's consolidated financial statements.
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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments". The objective of this standard update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted. An entity will apply the amendments in this ASU through a cumulative-effect adjustment to retained earnings as of the first reporting period in which the guidance is effective. The adoption of this standard update is not expected to have a material impact on the Company's consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 28, 2019 and June 29, 2018
(Unaudited)

2. RECENT ACCOUNTING STANDARDS (CONTINUED)

Recent Accounting Standards Yet to be Adopted - continued

Subsequent to the issuance of ASU 2016-13, the FASB has issued the following updates: ASU 2018-19, "Codification Improvements to Topic 326, Financial Instruments- Credit Losses", ASU 2019-04, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments" and ASU 2019-05, "Financial Instruments - Credit Losses (Topic 326) - Targeted Transition Relief". The amendments in these updates affect the guidance within ASU 2016-13 and have been assessed with ASU 2016-13.

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

The Company's operating leases consist of rent commitments under various leases for office space, warehouses, land and buildings at varying dates from January 2019 to December 2024. The terms of most of these leases are in the range of 3 to 7 years, with certain leases renewable for varying periods and certain leases including options to terminate the leases. While some of the Company's leases include options allowing early termination of the lease, the Company historically has not terminated its lease agreements early unless there is an economic, financial or business reason to do so. It is expected that in the normal course of business leases that expire will be renewed or replaced by leases on other similar property. Some of the Company's leases have fixed amount rent escalations or contingent rent that are recognized on a straight-line basis over the entire lease term. Material leasehold improvements and other landlord incentives are amortized over the shorter of their economic lives or the lease term, including renewal periods, if reasonably assured. Substantially all real estate taxes, insurance and maintenance expenses associated with leased facilities are obligations of the Company. The terms for most machinery and equipment leases range from 3 to 5 years.

The majority of the Company's finance leases consist of assets purchased under the Company's master leasing agreement with PNC Equipment Finance ("PNC"), and are included in machinery, office furniture and equipment and construction in process. At June 28, 2019, the Company's master leasing agreement with PNC had a maximum capacity of $20.0 million. The terms of these leases are 5 years. Amortization of these assets is included in depreciation and amortization expense.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 28, 2019 and June 29, 2018
(Unaudited)

3. SIGNIFICANT ACCOUNTING POLICIES UPDATE (CONTINUED)

Leasing - continued

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 28, 2019 and June 29, 2018
(Unaudited)

3. SIGNIFICANT ACCOUNTING POLICIES UPDATE (CONTINUED)

Leasing - continued

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

4. DISCONTINUED OPERATIONS

In the second quarter of 2019, the Company announced that it had entered into a definitive agreement to sell its Distribution segment to affiliates of Littlejohn & Co., LLC for total cash consideration of $700.0 million subject to customary closing conditions and working capital adjustments. The agreement to sell the Distribution segment was a result of the Company's shift in strategy to be a highly focused, technologically differentiated aerospace and engineered products company. The transaction is expected to close in the third quarter of 2019, subject to customary closing conditions and the receipt of certain required consents and approvals. Upon closing, the Company anticipates entering into a transition services agreement with affiliates of Littlejohn & Co., LLC to support information technology, human resources and benefits, tax and treasury functions for six to twelve months, with the option to extend an additional year for certain services. As a result of the definitive agreement, the Distribution segment met the criteria set forth in ASC 205-20, Presentation of Financial Statements - Discontinued Operations for assets held for sale and discontinued operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 28, 2019 and June 29, 2018
(Unaudited)

4. DISCONTINUED OPERATIONS (CONTINUED)

The related assets and liabilities of the Distribution segment to be sold were reclassified to assets held for sale and liabilities held for sale, respectively, as of June 28, 2019 and December 31, 2018 on the Company's Condensed Consolidated Balance Sheets. The following table is a summary of the assets and liabilities held for sale:

	June 28, 2019	December 31, 2018
In thousands
Assets
Cash and cash equivalents	$1,957	$1,816
Accounts receivable, net	166,395	151,756
Contract assets	7,402	9,600
Inventories	168,467	163,343
Other current assets	21,043	24,746
Total assets held for sale, current portion	365,264	351,261
Property, plant and equipment, net of accumulated depreciation of $73,799 and $70,021, respectively	46,184	47,112
Operating right-of-use assets, net	67,949	—
Goodwill	149,204	149,204
Other intangible assets, net	29,321	32,440
Deferred income taxes	56	146
Other assets	243	336
Total assets held for sale	$658,221	$580,499

Liabilities
Accounts payable – trade	$83,468	$101,801
Accrued salaries and wages	13,985	13,839
Contract liabilities	32	—
Operating lease liabilities, current portion	19,877	—
Other current liabilities	18,930	15,407
Total liabilities held for sale, current portion	136,292	131,047
Deferred income taxes	15,320	13,630
Operating lease liabilities, noncurrent portion	48,351	—
Other long-term liabilities	221	1,972
Total liabilities held for sale	$200,184	$146,649

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 28, 2019 and June 29, 2018
(Unaudited)

4. DISCONTINUED OPERATIONS (CONTINUED)

The results of operations for the Distribution segment were included in discontinued operations on the Company's Condensed Consolidated Statement of Operations. The following table provides information regarding the results of discontinued operations:

	For the Three Months Ended		For the Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
In thousands
Net sales of discontinued operations	$289,863	$289,523	$580,817	$573,455
Cost of sales from discontinued operations	207,574	207,321	416,264	410,326
Gross profit from discontinued operations	82,289	82,202	164,553	163,129
Selling, general and administrative expenses from discontinued operations	73,231	68,400	144,496	137,221
Restructuring costs from discontinued operations	—	150	—	150
Net loss on sale of assets from discontinued operations	4	3	8	1
Operating income from discontinued operations	$9,054	$13,649	$20,049	$25,757
Interest expense, net from discontinued operations	8	2	20	31
Other (income) expense from discontinued operations	(10)	(3)	(12)	(3)
Earnings from discontinued operations before income taxes	9,056	13,650	20,041	25,729
Income tax expense	1,979	3,334	4,661	6,317
Earnings from discontinued operations	$7,077	$10,316	$15,380	$19,412

5. RESTRUCTURING COSTS

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

The following table summarizes the accrual balances by cost type for the restructuring actions:

	Severance	Other (1)	Total
In thousands
Restructuring accrual balance at December 31, 2018	$1,022	$558	$1,580
Provision	(15)	196	181
Cash payments	(777)	(378)	(1,155)
Changes in foreign currency exchange rates	(8)	(15)	(23)
Restructuring accrual balance at June 28, 2019	$222	$361	$583
(1) Includes costs associated with consolidation of facilities.

The above accrual balance was included in other current liabilities on the Company's Consolidated Balance Sheets. Since the announcement of these restructuring activities, restructuring expense as of June 28, 2019 was $9.1 million. For the three-month and six-month fiscal periods ended June 28, 2019, the Aerospace segment incurred $0.2 million and $0.5 million in costs, respectively, associated with the restructuring activities described above. Included in the expense for the three-month and six-month fiscal periods ended June 28, 2019 was $0.2 million and $0.3 million, respectively, of cost that relates to the write-off of inventory for various small order programs that the Company will no longer continue to manufacture as a result of the consolidation of operations. For the three-month and six-month fiscal periods ended June 29, 2018, the Aerospace segment incurred $1.5 million and $2.3 million in costs, respectively, associated with the restructuring activities described above.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 28, 2019 and June 29, 2018
(Unaudited)

5. RESTRUCTURING COSTS (CONTINUED)

Other Matters

In addition to the restructuring above, for the three-month and six-month fiscal periods ended June 29, 2018, the Aerospace segment incurred $0.3 million and $1.2 million in costs, respectively, associated with the termination of certain distributor agreements and separation costs for certain employees not covered by the restructuring activities noted above. These amounts are not included in the table above.

The Distribution segment incurred $0.1 million in separation costs for certain employees in the three-month fiscal period ended June 29, 2018, which was included in earnings from discontinued operations on the Company's Condensed Consolidated Statement of Operations. This amount is not included in the table above.

6. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of the following:

	June 28, 2019	December 31, 2018
In thousands
Trade receivables	$11,207	$11,380
U.S. Government contracts:
Billed	21,152	38,173
Cost and accrued profit - not billed	563	780
Commercial and other government contracts
Billed	69,030	100,603
Cost and accrued profit - not billed	930	900
Less allowance for doubtful accounts	(2,083)	(2,498)
Accounts receivable, net(1)	$100,799	$149,338

(1) Accounts receivable, net attributable to the Distribution segment were included in assets held for sale, current portion on the Company's Condensed Consolidated Balance Sheets. See Note 4, Discontinued Operations, for further information on the Company's agreement to sell the Distribution segment.

The decrease in commercial and other government contracts - billed was primarily due to the receipts of payments related to the K-MAX® program, a JPF direct commercial sales ("DCS") contract and the Company's bearings products. The decrease in U.S. Government contracts - billed was primarily due to the receipt of payments under the Company's JPF program with the U.S. Government ("USG").

Accounts receivable, net includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	June 28, 2019	December 31, 2018
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$900	$900

7. CONTRACT ASSETS, CONTRACT COSTS AND CONTRACT LIABILITIES

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 28, 2019 and June 29, 2018
(Unaudited)

7. CONTRACT ASSETS, CONTRACT COSTS AND CONTRACT LIABILITIES (CONTINUED)

Reconciliation of Contract Balances

Activity related to contract assets, contract costs and contract liabilities is as follows:

	June 28, 2019	December 31, 2018	$ Change	% Change
In thousands
Contract assets(1)	$118,774	$99,261	$19,513	19.7%

Contract costs, current portion	$5,114	$5,993	$(879)	(14.7)%
Contract costs, noncurrent portion	$9,187	$10,666	$(1,479)	(13.9)%

Contract liabilities, current portion(1)	$30,707	$28,865	$1,842	6.4%
Contract liabilities, noncurrent portion(1)	$72,081	$78,562	$(6,481)	(8.2)%

(1) Contract assets and contract liabilities of the Distribution segment were included in assets held for sale and liabilities held for sale, respectively, on the Company's Condensed Consolidated Balance Sheets. See Note 4, Discontinued Operations, for further information on the Company's agreement to sell the Distribution segment.

Contract Assets

The increase in contract assets was primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the six-month fiscal period ended June 28, 2019. This increase was primarily related to work performed and not yet billed on the JPF program with the USG, and certain metallic structures programs, partially offset by amounts billed on the SH-2G program with Peru. There were no significant impairment losses related to the Company's contract assets during the three-month and six-month fiscal periods ended June 28, 2019 and June 29, 2018.

Contract assets includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	June 28, 2019	December 31, 2018
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$3,574	$2,909

Contract Costs

At June 28, 2019, costs to fulfill a contract and costs to obtain a contract were $6.3 million and $8.0 million, respectively. At December 31, 2018, costs to fulfill a contract and costs to obtain a contract were $8.9 million and $7.8 million, respectively. These amounts are included in contract costs, current portion and contract costs, noncurrent portion on the Company's Condensed Consolidated Balance Sheets at June 28, 2019 and December 31, 2018.

The decrease in contract costs, current portion was primarily attributable to the amortization of contract costs, partially offset by the reclassification of a portion of costs to obtain a JPF DCS contract and costs to fulfill certain metallic structures programs from contract costs, noncurrent portion. For the three-month and six-month fiscal periods ended June 28, 2019, amortization of contract costs was $2.0 million and $3.0 million, respectively. For the three-month and six-month fiscal periods ended June 29, 2018, amortization of contract costs was $1.0 million and $1.7 million, respectively.

The decrease in contract costs, noncurrent portion was due to the reclassification of a portion of costs to obtain a JPF DCS contract and costs to fulfill certain metallic structures programs to contract costs, current portion.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 28, 2019 and June 29, 2018
(Unaudited)

7. CONTRACT ASSETS, CONTRACT COSTS AND CONTRACT LIABILITIES (CONTINUED)

Contract Liabilities

The increase in contract liabilities, current portion was primarily due to the reclassification of a portion of the advance payments received for a JPF DCS contract from contract liabilities, noncurrent portion and an advance payment received on the K-MAX® program, partially offset by revenue recognized on the K-MAX® program and a JPF DCS contract. For the three-month and six-month fiscal periods ended June 28, 2019, revenue recognized related to contract liabilities, current portion was $6.0 million and $14.0 million, respectively. For the three-month and six-month fiscal periods ended June 29, 2018, revenue recognized related to contract liabilities, current portion was $1.4 million and $6.4 million, respectively.

The decrease in contract liabilities, noncurrent portion was due to the reclassification of a portion of the advance payments received for a JPF DCS contract to contract liabilities, current portion. For the three-month and six-month fiscal periods ended June 28, 2019 and June 29, 2018, the Company did not recognize revenue against contract liabilities, noncurrent portion.

8. FAIR VALUE MEASUREMENTS

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

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value:

	June 28, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
In thousands
Debt (1)	$312,796	$361,886	$299,124	$325,251

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

Recurring Fair Value Measurements

The Company holds derivative instruments for foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates and its counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy. At June 28, 2019 and December 31, 2018, the derivative instruments were included in other current liabilities on the Consolidated Balance Sheets. Based on the Company's continued ability to trade and enter into forward contracts and interest rate swaps, the Company considers the markets for its fair value instruments to be active.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 28, 2019 and June 29, 2018
(Unaudited)

8. FAIR VALUE MEASUREMENTS (CONTINUED)

Recurring Fair Value Measurements - continued

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of June 28, 2019, such credit risks have not had an adverse impact on the fair value of these instruments.

9. DERIVATIVE FINANCIAL INSTRUMENTS

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

Forward Exchange Contracts

The Company holds forward exchange contracts designed to hedge forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on the Company’s earnings and cash flows. Some of these contracts are designated as cash flow hedges. The Company will include in earnings amounts currently included in accumulated other comprehensive income upon recognition of cost of sales related to the underlying transaction. These contracts were not material to the Company's Condensed Consolidated Balance Sheets as of June 28, 2019 and December 31, 2018. The activity related to these contracts was not material to the Company's Condensed Consolidated Financial Statements for the three-month and six-month fiscal periods ended June 28, 2019 and June 29, 2018.

10. INVENTORIES

Inventories consist of the following:

	June 28, 2019	December 31, 2018
In thousands
Raw materials	$15,409	$15,939
Contracts and other work in process (including certain general stock materials)	124,049	96,667
Finished goods	23,548	18,963
Inventories(1)	$163,006	$131,569

(1) Inventories of the Distribution segment were included in assets held for sale, current portion on the Company's Condensed Consolidated Balance Sheets. See Note 4, Discontinued Operations, for further information on the Company's agreement to sell the Distribution segment.

The increase in contracts and other work in process (including certain general stock materials) for the six-month fiscal period ended June 28, 2019 was primarily attributable to work performed on the JPF DCS program, K-MAX® program and bearings products.

Inventories include amounts associated with matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	June 28, 2019	December 31, 2018
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$396	$508

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 28, 2019 and June 29, 2018
(Unaudited)

10. INVENTORIES (CONTINUED)

At June 28, 2019 and December 31, 2018, $42.4 million and $34.7 million, respectively, of K-MAX® inventory, including inventory associated with the new build aircraft, was included in contracts and other work in process inventory and finished goods on the Company's Condensed Consolidated Balance Sheets. Management believes that approximately $22.4 million of the K-MAX® inventory will be sold after June 28, 2020, based upon the anticipation of additional aircraft manufacturing and supporting the fleet for the foreseeable future.

At June 28, 2019 and December 31, 2018, $5.2 million and $5.4 million, respectively, of SH-2G(I) inventory was included in contracts and other work in process inventory on the Company's Condensed Consolidated Balance Sheets. Management believes that approximately $5.0 million of the SH-2G(I) inventory will be sold after June 28, 2020. This balance represents spares requirements and inventory to be used on SH-2G programs.

11. UNFULFILLED PERFORMANCE OBLIGATIONS

Unfulfilled performance obligations ("backlog") represents the transaction price of firm orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts. As of June 28, 2019, the aggregate amount of the transaction price allocated to backlog for continuing operations was $843.8 million. The Company expects to recognize revenue on approximately $513.5 million of this amount over the next 12 months, with the remaining amount to be recognized thereafter. At December 31, 2018, the aggregate amount of the transaction price allocated to backlog for continuing operations was $851.8 million.

12. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for continuing operations:

In thousands
Gross balance at December 31, 2018	$212,413
Accumulated impairment	(16,252)
Net balance at December 31, 2018	196,161
Additions	—
Impairments	—
Foreign currency translation	(829)
Ending balance at June 28, 2019(1)	$195,332

(1) Goodwill of the Distribution segment was included in assets held for sale, noncurrent portion on the Company's Condensed Consolidated Balance Sheets. See Note 4, Discontinued Operations, for further information on the Company's agreement to sell the Distribution segment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 28, 2019 and June 29, 2018
(Unaudited)

12. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)

Other Intangibles

Other intangible assets consisted of:

		At June 28,		At December 31,
		2019		2018
	Amortization Period	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
In thousands
Customer lists / relationships	6-26 years	$57,079	$(20,021)	$57,263	$(18,587)
Developed technologies	10-20 years	19,661	(4,616)	19,729	(3,998)
Trademarks / trade names	15-17 years	5,076	(1,216)	5,117	(1,055)
Non-compete agreements and other	1-15 years	2,335	(2,317)	2,350	(2,330)
Patents	17 years	523	(450)	523	(445)
Total(1)		$84,674	$(28,620)	$84,982	$(26,415)

(1) Other intangible assets of the Distribution segment were included in assets held for sale, noncurrent portion on the Company's Condensed Consolidated Balance Sheets. See Note 4, Discontinued Operations, for further information on the Company's agreement to sell the Distribution segment.

13. PENSION PLANS

Components of net pension cost for the Qualified Pension Plan and Supplemental Employees’ Retirement Plan ("SERP") are as follows:

	For the Three Months Ended
	Qualified Pension Plan		SERP
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
In thousands
Service cost	$1,275	$1,224	$—	$—
Interest cost on projected benefit obligation	6,605	5,951	59	63
Expected return on plan assets	(10,640)	(11,960)	—	—
Amortization of net loss	3,815	2,843	61	64
Net pension cost (income)	$1,055	$(1,942)	$120	$127

	For the Six Months Ended
	Qualified Pension Plan		SERP
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
In thousands
Service cost	$2,550	$2,448	$—	$—
Interest cost on projected benefit obligation	13,211	11,902	118	117
Expected return on plan assets	(21,280)	(23,920)	—	—
Amortization of net loss	7,630	5,686	122	147
Net pension cost (income)	$2,111	$(3,884)	$240	$264

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 28, 2019 and June 29, 2018
(Unaudited)

13. PENSION PLANS (CONTINUED)

During the six-month fiscal period ended June 28, 2019, the Company contributed $0.3 million to the SERP and plans to contribute an additional $0.2 million to the SERP in 2019. The Company does not anticipate making any contributions to the qualified pension plan in 2019. For the 2018 plan year, the Company contributed $30.0 million to the qualified pension plan and $0.9 million to the SERP.

14. COMMITMENTS AND CONTINGENCIES

Pension Freeze

Effective December 31, 2015, the Company's qualified pension plan was frozen with respect to future benefit accruals. Under USG Cost Accounting Standard (“CAS”) 413 the Company must determine the USG’s share of any pension curtailment adjustment calculated in accordance with CAS. Such adjustments can result in an amount due to the USG for pension plans that are in a surplus position or an amount due to the contractor for plans that are in a deficit position. During the fourth quarter of 2016, the Company accrued a $0.3 million liability representing its estimate of the amount due to the USG based on the Company's pension curtailment adjustment calculation, which was submitted to the USG for review in December 2016. The Company has maintained its accrual at $0.3 million as of June 28, 2019. There can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on the Company's results of operations, financial position and cash flows.

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

The Company's estimate of its portion of the cost to assess the environmental conditions and remediate this site is $2.3 million, all of which has been accrued. The remediation has been substantially completed and the Company continues to monitor the results of the remediation. The total amount paid to date in connection with these environmental remediation activities is $1.6 million. At June 28, 2019, the Company had $0.7 million accrued for these environmental remediation activities. A portion ($0.1 million) of the accrual related to this property is included in other current liabilities and the balance is included in other long-term liabilities. The remaining balance of the accrual reflects the total anticipated cost of completing these environmental remediation activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

Bloomfield Property

In connection with the Company’s 2008 purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation had leased from NAVAIR, the Company assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and is currently remediating the property under the guidance of the Connecticut Department of Environmental Protection ("CTDEP"). The assumed environmental liability of $10.3 million was determined by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. The total amount paid to date in connection with these environmental remediation activities is $14.0 million. At June 28, 2019, the Company had $2.2 million accrued for these environmental remediation activities. A portion ($0.3 million) of the accrual related to this property is included in other current liabilities, and the balance is included in other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 28, 2019 and June 29, 2018
(Unaudited)

14. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Aerospace Claim Matter

In October 2017, the Company received a letter from its customer seeking to recover $12.4 million associated with the rework of certain aerostructures components previously delivered by the Company and related costs incurred by the customer; however, the Company estimated the cost to rework these aerostructure components was $0.2 million. During April 2019, the Company and the customer reached an agreement to settle the matter for $0.2 million, which was paid subsequent to the second quarter of 2019.

Offset Agreement

During January 2018, the Company entered into an offset agreement as a condition to obtaining orders from a foreign customer for the Company's JPF product. This agreement is designed to return economic value to the foreign country by requiring the Company to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. The offset agreement may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects and the purchase by third parties of supplies from in-country vendors. This agreement may also be satisfied through the Company's use of cash for activities, such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. At June 28, 2019, the offset agreement had an outstanding notional value of approximately $194.0 million, which is equal to sixty percent of the contract value of $324.0 million as defined by the agreement between the customer and the Company. The amount ultimately applied against the offset agreement is based on negotiations with the customer and may require cash outlays that represent only a fraction of the notional value in the offset agreement.

The Company continues to work with the customer to further define the requirements to satisfy the offset agreement. The satisfaction of the offset requirements will be determined by the customer and is expected to occur over a seven-year period. In the event the offset requirements of the contract are not met, the Company could be liable for potential penalties up to $16.5 million payable to the customer. The Company has not recognized any revenue associated with this contract and has considered the potential penalties of $16.5 million as a reduction to the transaction price in its determination of the value of the remaining performance obligations within this contract.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 28, 2019 and June 29, 2018
(Unaudited)

15. LEASES

The Company's operating leases consist of rent commitments under various leases for office space, warehouses, land and buildings at varying dates from January 2019 to December 2024. The terms of most of these leases are in the range of 3 to 7 years, with certain leases renewable for varying periods. It is expected that in the normal course of business leases that expire will be renewed or replaced by leases on other similar property. Some the Company's lease obligations have rent escalations or contingent rent that are recognized on a straight-line basis over the entire lease term. Material leasehold improvements and other landlord incentives are amortized over the shorter of their economic lives or the lease term, including renewal periods, if reasonably assured. Substantially all real estate taxes, insurance and maintenance expenses associated with leased facilities are obligations of the Company. The terms for most machinery and equipment leases range from 3 to 5 years.

The Company's finance leases consist of assets purchased under the Company's master leasing agreement with PNC, including machinery, office furniture and equipment and construction in process. At June 28, 2019, the Company's master leasing agreement with PNC had a total capacity to $20.0 million. The terms of these leases are 5 years. Amortization of these assets is included in depreciation and amortization expense. At June 28, 2019, $7.7 million of assets included in property, plant and equipment, net of accumulated depreciation, were accounted for as finance leases purchased under the Company's master leasing agreement with PNC. At June 28, 2019, the Company had accumulated depreciation of $1.9 million associated with these assets. Additionally, $3.2 million of assets purchased under the Company's master leasing agreement were included in construction in process in property, plant and equipment, net of accumulated depreciation. At December 31, 2018, $10.8 million of assets purchased under the Company's master leasing agreement and accounted for as capital leases were included in property, plant and equipment, net of accumulated depreciation, with accumulated depreciation of $1.5 million. Finance leases (capital leases at December 31, 2018) of the Distribution segment were included in assets held for sale, noncurrent portion on the Company's Condensed Balance Sheets. See Note 4, Discontinued Operations, for further information on the Company's agreement to sell the Distribution segment.

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

Right-of-use assets, net consists of the following:

	Classification	June 28, 2019(1)
In thousands
Assets
Operating lease right of use assets	Operating lease right-of-use assets, net	$16,330
Finance lease right of use assets	Property, plant and equipment, net of accumulated depreciation	5,748
Total leased assets(2)		$22,078
(1) The Company elected the modified retrospective transition method that applies ASC 842 as of January 1, 2019. See Note 3, Significant Accounting Policies Update, for further information on the adoption of ASC 842.
(2) Right of use assets of the Distribution segment were included in assets held for sale, noncurrent portion on the Company's Condensed Consolidated Balance Sheets. See Note 4, Discontinued Operations, for further information on the Company's agreement to sell the Distribution segment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 28, 2019 and June 29, 2018
(Unaudited)

15. LEASES (CONTINUED)

The lease liability and future rental payments are required under leases that have initial or remaining non-cancellable lease terms in excess of one year as of June 28, 2019. Lease liabilities consist of the following:

	Classification	June 28, 2019	December 31, 2018
In thousands
Liabilities
Current
Operating lease liability, current portion	Operating lease liabilities, current portion	$4,259	$—
Finance lease liability, current portion	Other current liabilities	1,972	1,803
Noncurrent
Operating lease liability, noncurrent portion	Operating lease liabilities, noncurrent portion	12,895	—
Finance lease liability, noncurrent portion	Other long-term liabilities	6,143	6,260
Total lease liabilities(1)		$25,269	$8,063

(1) Lease liabilities of the Distribution segment were included in liabilities held for sale on the Company's Condensed Consolidated Balance Sheets. See Note 4, Discontinued Operations, for further information on the Company's agreement to sell the Distribution segment.

Future rental payments for continuing operations consist of the following:

June 28, 2019
In thousands

Operating leases
2019(1)	$2,560
2020	4,783
2021	3,847
2022	3,100
2023	2,609
Thereafter	1,970
Total future operating lease payments	$18,869
Interest	(1,715)
Present value of future operating lease payments	$17,154

Finance leases
2019(1)	$1,147
2020	2,094
2021	1,963
2022	1,702
2023	1,181
Thereafter	394
Total future finance lease payments	$8,481
Interest	(366)
Present value of future finance lease payments	$8,115

Present value of total future lease payments	$25,269

(1) Payments for 2019 include payments for the remaining six months of the year ended December 31, 2019.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 28, 2019 and June 29, 2018
(Unaudited)

15. LEASES (CONTINUED)

Prior to the adoption of ASC 842, operating lease payments on an undiscounted basis for continuing operations were approximately $20.7 million and were payable as follows: $4.8 million in 2019, $4.5 million in 2020, $3.7 million in 2021, $3.1 million in 2022, $2.6 million in 2023 and $2.0 million thereafter. Prior to the adoption of ASC 842, finance lease payments (capital lease payments under ASC 840) on an undiscounted basis for continuing operations were approximately $8.1 million and were payable as follows: $1.8 million in 2019, $1.8 million in 2020, $1.7 million in 2021, $1.5 million in 2022, $1.0 million in 2023 and $0.3 million thereafter.

The following table illustrates the components of lease expense for the Company's leases.

	For the Three Months Ended	For the Six Months Ended
	June 28, 2019	June 28, 2019
In thousands
Finance lease cost
Amortization of right-of-use assets	$238	$465
Interest on lease liabilities	79	153
Operating lease cost	1,279	2,554
Short-term lease cost	3	27
Variable lease cost	33	53
Total lease expense(1)	$1,632	$3,252

(1) Lease expense of the Distribution segment was included in discontinued operations on the Company's Condensed Consolidated Statement of Operations. See Note 4, Discontinued Operations, for further information on the Company's agreement to sell the Distribution segment.

The following table segregates cash paid for the Company's leases.

June 28, 2019
In thousands
Operating cash flows from operating leases	$(2,585)
Operating cash flows from finance leases	(153)
Financing cash flows from finance leases	(663)
Total cash flows from leasing activities(1)	$(3,401)

(1) Cash flows from leasing activities of the Distribution segment was included in discontinued operations on the Company's Condensed Consolidated Statement of Cash Flows. See Note 4, Discontinued Operations, for further information on the Company's agreement to sell the Distribution segment.

During the six-month fiscal period ended June 28, 2019, $0.2 million and $1.5 million in right-of-use assets were obtained in exchange for new operating lease liabilities and finance lease liabilities, respectively.

Other information related to leases is as follows:

June 28, 2019

Weighted-average remaining lease term
Operating leases	4.44
Finance leases	3.67
Weighted-average discount rate
Operating leases	4.36%
Finance leases	4.00%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 28, 2019 and June 29, 2018
(Unaudited)

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

	For the Three Months Ended		For the Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
In thousands, except per share amounts
Earnings from continuing operations	$6,389	$4,778	$12,211	$9,748
Earnings from discontinued operations, net of tax	7,077	10,316	15,380	19,412
Net earnings	$13,466	$15,094	$27,591	$29,160

Basic:
Weighted average number of shares outstanding	27,961	27,971	27,935	27,911

Earnings per share from continuing operations	$0.23	$0.17	$0.44	$0.35
Earnings per share from discontinued operations	0.25	0.37	0.55	0.69
Basic earnings per share	$0.48	$0.54	$0.99	$1.04

Diluted:
Weighted average number of shares outstanding	27,961	27,971	27,935	27,911
Weighted average shares issuable on exercise of dilutive stock options	162	237	162	228
Weighted average shares issuable on exercise of convertible notes	—	108	—	54
Weighted average shares issuable on redemption of warrants related to the 2017 Notes	—	33	—	65
Total	28,123	28,349	28,097	28,258

Earnings per share from continuing operations	$0.23	$0.17	$0.43	$0.34
Earnings per share from discontinued operations	0.25	0.36	0.55	0.69
Diluted earnings per share	$0.48	$0.53	$0.98	$1.03

Equity awards

For the three-month and six-month fiscal periods ended June 28, 2019, respectively, 374,660 and 379,946 shares issuable under equity awards granted to employees were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period. For the three-month and six-month fiscal periods ended June 29, 2018, respectively, 182,040 and 190,775 shares issuable under equity awards granted to employees were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period.

2024 Convertible Notes

For the three-month and six-month fiscal periods ended June 28, 2019 and June 29, 2018, shares issuable under the Convertible Notes due 2024 were excluded from the diluted earnings per share calculation because the conversion price was more than the average market price of the Company's stock during the periods.

Warrants

For the six-month fiscal period ended June 29, 2018, shares issuable under the warrants issued in connection with the Company's 2017 Notes were included in the calculation for diluted earnings per share as the strike price of the warrants was less than the average price of the Company's stock.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 28, 2019 and June 29, 2018
(Unaudited)

17. SHARE-BASED ARRANGEMENTS

The Company accounts for stock options, restricted stock awards, restricted stock units and performance shares as equity awards and measures the cost of all share-based payments, including stock options, at fair value on the grant date and recognizes this cost in the statement of operations. The Company also has an employee stock purchase plan which is accounted for as a liability award.

Compensation expense for stock options, restricted stock awards and restricted stock units is recognized on a straight-line basis over the vesting period of the awards. Share-based compensation expense recorded for continuing operations for the three-month and six-month fiscal periods ended June 28, 2019 was $1.9 million and $3.5 million, respectively. Share-based compensation expense recorded for continuing operations for the three-month and six-month fiscal periods ended June 29, 2018, was $2.0 million and $3.3 million, respectively. These amounts were included in selling, general and administrative expense on the Company's Condensed Statement of Operations.

Share-based compensation expense recorded for discontinued operations for the three-month fiscal period ended June 28, 2019 was not material. Share-based compensation expense recorded for discontinued operations for the six-month fiscal period ended June 28, 2019 was $0.3 million. Share-based compensation expense recorded for discontinued operations for the three-month and six-month fiscal periods ended June 29, 2018, was $0.3 million and $0.5 million, respectively. These amounts were included in earnings from discontinued operations, net of tax on the Company's Condensed Statement of Operations.

As a result of the Company entering into a definitive agreement to sell its Distribution segment and the closing of the sale being considered probable, the vesting dates of all outstanding unvested stock options and restricted stock awards for certain Distribution employees were accelerated to vest on the anticipated closing date. Most of these stock options and awards would not have vested prior to the closing date; therefore, the related stock-based compensation expense previously recognized through the modification date was reduced to zero and a new fair value of the options and awards was established on the date the Company entered into the definitive agreement. The expense will be recognized ratably from the date of signing the definitive agreement to the anticipated closing date of the sale. While the acceleration of these awards is subject to Board of Directors approval, the Company estimates $2.8 million in incremental stock-based compensation to be recorded in 2019 in earnings from discontinued operations due to the acceleration of vesting. Of this amount, $0.2 million was recorded in the three-month fiscal period ended June 28, 2019.

From time-to-time, the Company has issued stock awards with market and performance based conditions. Throughout the course of the requisite service period, the Company monitors the level of achievement compared to the target and adjusts the number of shares expected to be earned, and the related compensation expense recorded thereafter, to reflect the most probable outcome. The number of shares earned under an award granted in 2016 has been determined at a 130% achievement level, representing 925 shares delivered in 2019. The number of shares earned were pro-rated to reflect the number of days the participant was employed by the Company during the performance period. There are no outstanding awards with these conditions that have not been settled. Compensation expense for these awards for the three-month and six-month fiscal periods ended June 28, 2019, and June 29, 2018, was not material.

Stock option activity was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 28, 2019		June 28, 2019
	Options	Weighted - average exercise price	Options	Weighted - average exercise price
Options outstanding at beginning of period	1,097,087	$49.04	935,252	$45.91
Granted	—	$—	194,470	$61.02
Exercised	(33,417)	$38.43	(63,139)	$33.38
Forfeited or expired	(15,040)	$57.30	(17,953)	$58.01
Options outstanding at June 28, 2019	1,048,630	$49.26	1,048,630	$49.26

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 28, 2019 and June 29, 2018
(Unaudited)

17. SHARE-BASED ARRANGEMENTS (CONTINUED)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	For the Six Months Ended
	June 28, 2019	June 29, 2018
Expected option term (years)	4.9	4.9
Expected volatility	19.4%	18.1%
Risk-free interest rate	2.5%	2.6%
Expected dividend yield	1.3%	1.5%
Per share fair value of options granted	$11.18	$10.65

Restricted stock award and restricted stock unit activity was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 28, 2019		June 28, 2019
	Restricted Stock	Weighted- average grant date fair value	Restricted Stock	Weighted- average grant date fair value
Restricted Stock outstanding at beginning of period	142,001	$54.25	143,697	$49.97
Granted	19,029	$60.48	63,804	$60.86
Vested	(18,525)	$59.67	(64,262)	$50.93
Forfeited or expired	(4,625)	$57.61	(5,359)	$57.59
Restricted Stock outstanding at June 28, 2019	137,880	$54.27	137,880	$54.27

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

The Aerospace segment produces and markets proprietary aircraft bearings and components; super precision, miniature ball bearings for the medical, industrial and aerospace markets; complex metallic and composite aerostructures for commercial, military and general aviation fixed and rotary wing aircraft; and safe and arming solutions for missile and bomb systems for the U.S. and allied militaries. The segment also markets the design and supply of aftermarket parts to businesses performing maintenance, repair and overhaul ("MRO") in aerospace markets; performs helicopter subcontract work; restores, modifies and supports the Company's SH-2G Super Seasprite maritime helicopters; and manufactures and supports the Company's K-MAX® manned and unmanned medium-to-heavy lift helicopters.

The Distribution segment is a leading power transmission, automation and fluid power industrial distributor with operations throughout the United States. The segment provides electro-mechanical products, bearings, power transmission, motion control and electrical and fluid power components, along with engineered integrated solutions for its customers' most challenging applications serving a broad spectrum of industrial markets, including both MRO and original equipment manufacturer ("OEM") customers. In the second quarter of 2019, the Company entered into a definitive agreement to sell its Distribution segment to affiliates of Littlejohn & Co., LLC; therefore, results for the Distribution segment were included in earnings from discontinued operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 28, 2019 and June 29, 2018
(Unaudited)

18. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

Summarized financial information by business segment is as follows:

	For the Three Months Ended		For the Six Months Ended
In thousands	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net sales:
Aerospace	$174,712	$178,606	$341,146	$358,001
Operating income:
Aerospace	$24,598	$22,741	$51,210	$45,403
Net gain on sale of assets	—	1,528	65	1,589
Corporate expense(1)	(14,023)	(17,043)	(28,331)	(31,150)
Operating income	10,575	7,226	22,944	15,842
Interest expense, net	5,236	5,000	10,537	10,323
Non-service pension and post retirement benefit income	(100)	(3,039)	(199)	(6,068)
Other (income) expense, net	(463)	364	(552)	22
Earnings before income taxes	5,902	4,901	13,158	11,565
Income tax (benefit) expense	(487)	123	947	1,817
Earnings from continuing operations	6,389	4,778	12,211	9,748
Earnings from discontinued operations, net of tax(2)	7,077	10,316	15,380	19,412
Net earnings	$13,466	$15,094	$27,591	$29,160

(1) Certain expenses previously included in corporate expense were reclassified to earnings from discontinued operations on the Company's Condensed Consolidated Statement of Operations as a result of the Company's agreement to sell the Distribution segment.
(2) Earnings of the Distribution segment were included in earnings from discontinued operations, net of tax on the Company's Condensed Consolidated Statement of Operations. See Note 4, Discontinued Operations, for further information on the Company's agreement to sell the Distribution segment.

Disaggregation of Revenue

The following table disaggregates total revenue by major product line.

	For the Three Months Ended		For the Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
In thousands
Aerospace
Military and Defense, excluding fuzes	$46,758	$51,743	$82,400	$99,499
Missile and Bomb Fuzes	39,113	41,601	96,707	94,586
Commercial Aerospace and Other	88,841	85,262	162,039	163,916
Total Sales(1)(2)	$174,712	$178,606	$341,146	$358,001
(1) Service revenue was not material for the three-month and six-month fiscal periods ended June 28, 2019 and June 29, 2018.
(2) Sales of the Distribution segment were included in earnings from discontinued operations, net of tax on the Company's Condensed Consolidated Statement of Operations. See Note 4, Discontinued Operations, for further information on the Company's agreement to sell the Distribution segment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 28, 2019 and June 29, 2018
(Unaudited)

18. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

Disaggregation of Revenue - continued

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over time versus the amount of revenue recognized for performance obligations satisfied at a point in time for the Aerospace segment:

	For the Three Months Ended		For the Six Months Ended
In thousands	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Revenue recognized for performance obligations satisfied:
Over time	50%	48%	47%	50%
Point-in-time	50%	52%	53%	50%
Total revenue	100%	100%	100%	100%

For contracts that recognize revenue over time, the Company performs detailed quarterly reviews of the progress and execution of its performance obligations under these contracts. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenues and costs. The risks and opportunities include management's judgment about the ability and cost to achieve the schedule (e.g. the number and type of milestone events), technical requirements (e.g., a newly-developed product versus a mature product) and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation (e.g. to estimate increases in wages and prices for materials and related support cost allocations), execution by subcontractors, the availability and timing of funding from customers and overhead cost rates, among other variables. Based upon these reviews, the Company will record the effects of adjustments in profit estimates each period. If at any time management determines that in the case of a particular contract total costs will exceed total contract revenue, a provision for the entire anticipated contract loss is recorded at that time. The amount of revenue recognized in the three-month fiscal period ended June 28, 2019 from performance obligations satisfied (or partially satisfied) in previous periods was $0.5 million. This amount was primarily related to favorable cost performance on the JPF contract with the USG, partially offset by cost growth on certain legacy fuzing contracts and the the SH-2G contract with Peru. The Company recognized a reduction in revenue of $0.3 million in the six-month fiscal period ended June 28, 2019. This amount was primarily related to cost growth on the SH-2G program with Peru, certain legacy fuzing contracts, and a certain metallics structures contract, partially offset by favorable cost performance on certain Aerospace contracts, more specifically the JPF contract with the USG and the FMU-139 fuzing contract. The amount of revenue recognized in the three-month and six-month fiscal periods ended June 29, 2018 from performance obligations satisfied (or partially satisfied) in previous periods was $1.4 million and $3.0 million, respectively. These amounts were primarily related to changes in the estimates of the stage of completion of Aerospace contracts, more specifically the JPF contract with the USG, the AH-1Z contract and the SH-2G contract with Peru.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 28, 2019 and June 29, 2018
(Unaudited)

19. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in shareholders’ equity for the three-month and six-month fiscal periods ended June 28, 2019, and June 29, 2018, were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
In thousands
Beginning balance	$642,167	$642,329	$633,157	$635,656
Comprehensive income	17,731	5,328	31,875	27,625
Dividends declared (per share of common stock, $0.20 and $0.20, and $0.40 and $0.40, respectively)	(5,596)	(5,604)	(11,178)	(11,184)
Employee stock plans and related tax benefit	2,027	2,587	3,546	5,274
Purchase of treasury shares	(112)	(4,224)	(3,063)	(8,824)
Share-based compensation expense	1,952	2,362	3,832	3,817
Changes due to convertible notes transactions	—	(6)	—	(8)
Impact of change in revenue accounting standard(1)	—	—	—	(9,584)
Ending balance	$658,169	$642,772	$658,169	$642,772
(1) For further information on the impact of the change in the revenue accounting standard for the six-month fiscal period ended June 29, 2018, refer to Note 2, Accounting Changes, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The components of accumulated other comprehensive income (loss) are shown below:

	For the Three Months Ended
	June 28, 2019	June 29, 2018
In thousands
Foreign currency translation and other:
Beginning balance	$(17,496)	$(1,040)
Net gain (loss) on foreign currency translation	1,329	(11,969)
Other comprehensive income (loss), net of tax	1,329	(11,969)
Ending balance	$(16,167)	$(13,009)

Pension and other post-retirement benefits(1):
Beginning balance	$(140,477)	$(106,543)
Amortization of net loss, net of tax expense of $940 and $703, respectively	2,936	2,203
Other comprehensive income, net of tax	2,936	2,203
Ending balance	$(137,541)	$(104,340)

Total accumulated other comprehensive loss	$(153,708)	$(117,349)
(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
(See Note 13, Pension Plans for additional information.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 28, 2019 and June 29, 2018
(Unaudited)

19. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (CONTINUED)

	For the Six Months Ended
	June 28, 2019	June 29, 2018
In thousands
Foreign currency translation and other:
Beginning balance	$(14,579)	$(7,054)
Net loss on foreign currency translation	(1,588)	(5,955)
Other comprehensive (loss) income, net of tax	(1,588)	(5,955)
Ending balance	$(16,167)	$(13,009)

Pension and other post-retirement benefits(1):
Beginning balance	$(120,319)	$(108,760)
Amortization of net loss, net of tax expense of $1,880 and $1,413, respectively	5,872	4,420
Other comprehensive income, net of tax	5,872	4,420
Reclassification of stranded tax effects resulting from Tax Reform to retained earnings(2)	(23,094)	—
Ending balance	$(137,541)	$(104,340)

Total accumulated other comprehensive loss	$(153,708)	$(117,349)
(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
(See Note 13, Pension Plans for additional information.)
(2) See Note 2, Recent Accounting Standards, for additional information regarding the reclassification of stranded tax effects resulting from Tax Reform to retained earnings.

20. INCOME TAXES

	For the Three Months Ended		For the Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018

Effective Income Tax Rate from continuing operations	(8.3)%	2.5%	7.2%	15.7%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings from continuing operations for the period. The decrease in the effective tax rate from continuing operations for the three-month and six-month fiscal periods ended June 28, 2019, compared to the corresponding rates in the prior year was primarily due to the partial reversal of valuation allowances which had been recorded against deferred tax assets related to state net operating loss carryforwards. The reversal was caused by a legislative change which made it more likely than not that more of the benefits from the loss carryforwards will be realized.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 28, 2019 and June 29, 2018
(Unaudited)

20. INCOME TAXES (CONTINUED)

The Company has assessed both positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize the $47.3 million of deferred tax assets recorded as of June 28, 2019. Through the end of the second quarter of 2019, the Company believes it is more likely than not that only $39.8 million of these deferred tax assets will be realized and, as such, has recorded a valuation allowance of $7.5 million. Going forward, management will continue to assess the available positive and negative evidence to determine whether it is likely sufficient future taxable income will be generated to permit the use of these deferred tax assets. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income are reduced or increased, or if additional weight is given to subjective evidence such as future expected growth because objective negative evidence in the form of cumulative losses is no longer present.

21. SUBSEQUENT EVENTS

On July 15, 2019, the Company and U.S. Bank National Association, as trustee, entered into a first supplemental indenture (the “Supplemental Indenture”) to the Indenture, dated May 12, 2017 (as amended by the Supplemental Indenture, the “Indenture”), governing the Company’s 3.25% Convertible Senior Notes due 2024. The Supplemental Indenture expressly provides that the sale of the Company’s Distribution Segment will not violate the terms and provisions of the Indenture. The Supplemental Indenture became effective upon execution thereof, but the amendments embodied therein will not become operative until payment of the applicable consent fee, which is expected to occur on the date on which the sale transaction is consummated.

On July 24, 2019, the Company entered into Amendment No. 4 to the Amended and Restated Credit Agreement, dated as of May 6, 2015, by and among the Company, the subsidiary borrowers from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citizens Bank, N.A., as Co-Syndication Agents, and SunTrust Bank, KeyBank National Association, TD Bank, N.A., Branch Banking and Trust Company and Fifth Third Bank, as Co-Documentation Agents (as amended by Amendment No. 1, Amendment No. 2, Amendment No. 3 and Amendment No. 4 thereto, the “Credit Agreement”), to permit the sale of the Company’s Distribution Segment under the Credit Agreement and to provide for the release of certain subsidiary guarantees and collateral in connection therewith upon the closing of the sale transaction.

The Company has evaluated subsequent events through the issuance date of these financial statements. Other than the matters noted above, no material subsequent events were identified that require disclosure.

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

OVERVIEW OF BUSINESS

Kaman Corporation (the "Company") is comprised of two business segments:

•
The Aerospace segment produces and markets proprietary aircraft bearings and components; super precision, miniature ball bearings for the medical, industrial and aerospace markets; complex metallic and composite aerostructures for commercial, military and general aviation fixed and rotary wing aircraft; and safe and arming solutions for missile and bomb systems for the U.S. and allied militaries. The segment also markets the design and supply of aftermarket parts to businesses performing "maintenance, repair and overhaul ("MRO") in aerospace markets; performs helicopter subcontract work; restores, modifies and supports our SH-2G Super Seasprite maritime helicopters; and manufactures and supports our K-MAX® manned and unmanned medium-to-heavy lift helicopters.

•
The Distribution segment is a leading power transmission, automation and fluid power industrial distributor with operations throughout the United States. The segment provides electro-mechanical products, bearings, power transmission, motion control and electrical and fluid power components, along with engineered integrated solutions for our customers' most challenging applications, serving a broad spectrum of industrial markets comprised of both maintenance, repair and overhaul ("MRO") and original equipment manufacturer ("OEM") customers. In the second quarter of 2019, the Company entered into a definitive agreement to sell its Distribution segment to affiliates of Littlejohn & Co., LLC; therefore, results for the Distribution segment were included in earnings from discontinued operations.

Financial performance

•
Net sales from continuing operations decreased 2.2% and 4.7%, for the three-month and six-month fiscal periods ended June 28, 2019, respectively, compared to the comparable fiscal periods in the prior year.

•
Earnings from continuing operations increased 33.7% and 25.3% for the three-month fiscal and six-month fiscal periods ended June 28, 2019, respectively, when compared to the comparable fiscal periods in the prior year.

•
Diluted earnings per share from continuing operations increased to $0.23 for the three-month fiscal period ended June 28, 2019, an increase of $0.06 when compared to the comparable fiscal period in the prior year. Diluted earnings per share from continuing operations increased to $0.43 for the six-month fiscal period ended June 28, 2019, an increase of $0.09 when compared to the comparable fiscal period in the prior year.

•
Cash provided by operating activities of continuing operations during the six-month fiscal period ended June 28, 2019, was $10.9 million, $68.9 million less than the comparable fiscal period in the prior year. This change was primarily due to the absence of advance payments received in connection with a Joint Programmable Fuze ("JPF") direct commercial sales ("DCS") contract received in the prior year.

•
Total backlog decreased 0.9% to $843.8 million compared to total backlog at December 31, 2018, driven by deliveries of direct commercial JPF orders and bearings products and work performed on our JPF program with the U.S. Government ("USG"), mostly offset by new orders on various programs.

Recent events

•	In July 2019, our Aerospace segment received the export license for the $324.0 million JPF DCS contract.

•
In July 2019, our Aerospace segment announced that it had opened a new customer service center in Bloomfield, Connecticut to support both the K-MAX® and SH-2 Super Seasprite customers and inaugurated a K-MAX® Flight Training Device.

•	In July 2019, our Aerospace segment announced that it had entered into an agreement to purchase land to allow for expansion of our German based engineered products business.

•
In June 2019, the Company announced that we entered into a definitive agreement to sell our Distribution segment to affiliates of Littlejohn & Co., LLC for total cash consideration of $700 million subject to customary closing conditions and working capital adjustments.

•
In May 2019, our Vermont division in the Aerospace segment was recognized by Rolls-Royce as the "Best New Supplier 2018" for its support of Rolls-Royce on various compressor components and composite assemblies.

•	In May 2019, our Aerospace segment announced that it had been awarded a contract to return two United States Marine Corps K-MAX® aircraft to flight operations.

RESULTS OF OPERATIONS

During the second quarter of 2019, we announced that we had entered into a definitive agreement to sell our Distribution segment to affiliates of Littlejohn & Co., LLC for total cash consideration of $700.0 million subject to customary closing conditions and working capital adjustments. The transaction is expected to close in the third quarter of 2019, subject to customary closing conditions and the receipt of certain required consents and approvals. As a result of the definitive agreement, the Distribution segment results met the criteria for the presentation of assets and liabilities held for sale and discontinued operations. The results presented below represent the results of continuing operations, which include the Aerospace segment and our Corporate office. See Note 4, Discontinued Operations, to the Condensed Consolidated Financial Statements for further information on the Company's agreement to sell the Distribution segment.

Results from Continuing Operations

Net Sales from Continuing Operations

	For the Three Months Ended		For the Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
	(in thousands)
Net sales	$174,712	$178,606	$341,146	$358,001
$ change	(3,894)	8,306	(16,855)	23,378
% change	(2.2)%	4.9%	(4.7)%	7.0%

Net sales decreased for the three-month fiscal period ended June 28, 2019, as compared to the corresponding period in 2018, primarily due to decreases of $5.0 million and $2.5 million in our military and defense, excluding fuzes, and fuze product programs, respectively. These decreases were partially offset by $3.6 million in higher sales on our commercial product programs. Foreign currency exchange rates relative to the U.S. dollar had an unfavorable impact of $1.9 million on net sales for the three-month fiscal period ended June 28, 2019.

The decrease in sales under our military and defense, excluding fuzes, product programs was primarily attributable to lower sales under our SH-2G program with Peru and the AH-1Z program.

Lower sales under our fuze product programs was due to lower direct commercial sales of our JPF to foreign militaries and a decrease in sales on our legacy fuzing programs. These decreases, totaling $6.3 million, were partially offset by higher sales under our JPF program with the USG.

The increase in sales on our commercial product programs was driven by higher sales on our Sikorsky S70 program, 7P Door Surround program and the Boeing 767/777 program. These increases, totaling $6.0 million, were partially offset by lower sales volume on our commercial bearings products.

Net sales decreased for the six-month fiscal period ended June 28, 2019, as compared to the corresponding period in 2018, primarily due to decreases of $17.1 million and $1.9 million in our military and defense, excluding fuzes, and commercial product programs, respectively. These decreases were partially offset by an increase in sales of $2.1 million on our fuze product programs. Foreign currency exchange rates relative to the U.S. dollar had an unfavorable impact of $4.4 million on net sales for the six-month fiscal period ended June 28, 2019.

The decrease in sales under our military and defense, excluding fuzes, product programs was primarily attributable to lower sales under our SH-2G program with Peru, the AH-1Z program, the Sikorsky BLACK HAWK helicopter program and the Combat Rescue helicopter program, and the absence of sales from our former U.K. Tooling business. These decreases, totaling $19.3 million, were partially offset by higher sales on the Bell Helicopter composite blade program.

The decrease in sales on our commercial product programs was driven by lower sales volume of our commercial bearings products, a decrease in sales under the K-MAX® program and the absence of sales from our former engineering services business. These decreases, totaling $12.0 million, were partially offset by higher sales on our Sikorsky S70 program, 7P Door Surround program and a certain composite structures program.

The increase in sales of our fuze product programs was primarily attributable to higher direct commercial sales of our JPF to foreign militaries and an increase in sales under our JPF program with USG. These increases, totaling $4.7 million, were partially offset by lower sales on our legacy fuzing programs.

Gross Profit from Continuing Operations

	For the Three Months Ended		For the Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
	(in thousands)
Gross profit	$52,589	$53,441	$107,110	$106,621
$ change	(852)	277	489	7,903
% change	(1.6)%	0.5%	0.5%	8.0%
% of net sales	30.1%	29.9%	31.4%	29.8%

Gross profit decreased slightly for the three-month fiscal period ended June 28, 2019, as compared to the corresponding period in 2018. This was primarily attributable to lower direct commercial sales of our JPF to foreign militaries and lower sales and associated gross profit on our SH-2G program with Peru and bearings products. These decreases, totaling $5.1 million, were partially offset by higher sales and associated gross profit under our JPF program with the USG and higher gross profit on the Bell Helicopter composite blade program.

Gross profit remained relatively flat for the six-month fiscal period ended June 28, 2019, as compared to the corresponding period in 2018. This was a result of higher direct commercial sales of our JPF to foreign militaries, an increase in sales and associated gross profit under our JPF program with the USG and higher gross profit on the Bell Helicopter composite blade program. These increases, totaling $7.0 million, were mostly offset by lower sales and associated gross profit on our SH-2G program with Peru and the K-MAX® program.

Selling, General & Administrative Expenses (S,G&A) from Continuing Operations

	For the Three Months Ended		For the Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
	(in thousands)
S,G&A	$41,808	$45,939	$83,759	$88,871
$ change	(4,131)	3,953	(5,112)	4,006
% change	(9.0)%	9.4%	(5.8)%	4.7%
% of net sales	23.9%	25.7%	24.6%	24.8%

The decreases in S,G&A for the three-month and six-month fiscal periods ended June 28, 2019, compared to the corresponding periods in 2018, were due to a decrease in expenses at our Aerospace segment and lower corporate expenses. The decrease in expenses at the Aerospace segment was primarily attributable to a decrease in salary and wage expense and lower depreciation expense as a result of our restructuring efforts in the prior year. Corporate expenses decreased primarily due to lower employee and employee-related costs, a decrease in consulting fees and the absence of fees associated with a legacy legal matter incurred in the prior year. Additionally contributing to the lower corporate expenses for the three-month fiscal period was lower long-term incentive compensation costs.

Restructuring Costs from Continuing Operations

	For the Three Months Ended		For the Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
	(in thousands)
Restructuring costs	$206	$1,804	$472	$3,497

During the third quarter of 2017, we announced restructuring activities at our Aerospace segment to support the ongoing effort of improving capacity utilization and operating efficiency to better position the Company for increased profitability and growth. Such actions include workforce reductions and the consolidation of operations, which we expect to continue through the planned completion in 2019. In the three-month and six-month fiscal periods ended June 28, 2019, we recorded $0.2 million and $0.5 million, respectively, in costs associated with these restructuring activities. In the three-month and six-month fiscal periods ended June 29, 2018, we recorded $1.5 million and $2.3 million, respectively, in costs associated with these restructuring activities. In addition to these costs, the Aerospace segment incurred $0.3 million and $1.2 million in other non-related restructuring costs associated with the termination of certain distributor agreements and separations costs associated with certain employees not included in the restructuring activities discussed above in the three-month and six-month fiscal period ended June 29, 2018, respectively.

Operating Income from Continuing Operations

	For the Three Months Ended		For the Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
	(in thousands)
Operating income	$10,575	$7,226	$22,944	$15,842
$ change	3,349	(3,969)	7,102	1,952
% change	46.3%	(35.5)%	44.8%	14.1%
% of net sales	6.1%	4.0%	6.7%	4.4%

Operating income increased for the three-month and six-month fiscal periods ended June 28, 2019, versus the comparable periods in 2018. The increases in operating income were primarily due to lower corporate expenses and increases in operating income at our Aerospace segment of 8.2% and 12.8% for the three-month and six-month fiscal periods, respectively, driven by lower restructuring costs and lower S,G&A, as discussed above. These changes were partially offset by lower net gains on the sale of assets in the current period.

Interest Expense, Net from Continuing Operations

	For the Three Months Ended		For the Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
	(in thousands)
Interest expense, net	$5,236	$5,000	$10,537	$10,323

Interest expense, net, generally consists of interest charged on our Credit Agreement, which includes a revolving credit facility and a term loan facility, and our convertible notes and the amortization of debt issuance costs, offset by interest income.

Interest expense, net for the three-month fiscal period ended June 28, 2019 increased when compared to the corresponding period in 2018. This was primarily attributable to a higher interest rate for outstanding amounts under the Credit Agreement and an increase in interest expense on our non-qualified deferred compensation plan, partially offset by lower average borrowings. At June 28, 2019, the interest rate for outstanding amounts under the Credit Agreement was 3.65%, compared to 2.86% at June 29, 2018.

Interest expense, net for the six-month fiscal period ended June 28, 2019 increased when compared to the corresponding period in 2018. The increase was primarily attributable to higher letter of credit fees, partially offset by lower average borrowings.

Effective Income Tax Rate

	For the Three Months Ended		For the Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018

Effective income tax rate	(8.3)%	2.5%	7.2%	15.7%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the period. The decrease in the effective tax rate from continuing operations for the three-month and six-month fiscal periods ended June 28, 2019, compared to the corresponding rates in the prior year was primarily due to the partial reversal of valuation allowances which had been recorded against deferred tax assets related to state net operating loss carryforwards. The reversal was caused by a legislative change which made it more likely than not that more of the benefits from the loss carryforwards will be realized.

Backlog

	June 28, 2019	December 31, 2018
	(in thousands)
Backlog	$843,825	$851,814

Backlog decreased during the first six months of 2019. The decrease was primarily attributable to revenue recognized for deliveries of direct commercial JPF orders and bearings products and work performed on our JPF program with the USG. These decreases were partially offset by orders of our JPF and bearings products, and orders under our Sikorsky S70 program.

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

Revenue and cost estimates for all significant long-term contracts for which revenue is recognized over time are reviewed and reassessed quarterly. Based upon these reviews, we record the effects of adjustments in profit estimates each period. If at any time we determine that for a particular contract total costs will exceed total contract revenue, we will record a provision for the entire anticipated contract loss at that time. The amount of revenue recognized in the three-month fiscal period ended June 29, 2018 from performance obligations satisfied (or partially satisfied) in previous periods was $0.5 million. This amount was primarily related to favorable cost performance on the JPF contract with the USG, partially offset by cost growth on certain legacy fuzing contracts and the SH-2G contract with Peru. We recognized a reduction in revenue of $0.3 million in the six-month fiscal period ended June 28, 2019. This amount was primarily related to cost growth on the SH-2G program with Peru, certain legacy fuzing contracts, and a certain metallics structures contract, partially offset by favorable cost performance on certain Aerospace contracts, more specifically the JPF contract with the USG and the FMU-139 fuzing contract. The amount of revenue recognized in the three-month and six-month fiscal periods ended June 29, 2018, was $1.4 million and $3.0 million, respectively. These amounts were primarily related to changes in the estimates of the stage of completion of Aerospace contracts, more specifically the JPF contract with the USG, the AH-1Z contract and the SH-2G contract with Peru.

Major Programs/Product Lines

Below is a discussion of significant changes in the Aerospace segment's major programs during the first six months of 2019. See our 2018 Form 10-K for a complete discussion of our Aerospace segment's programs.

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

A total of 5,713 fuzes were delivered to our customers during the second quarter of 2019. A total of 14,564 fuzes have been delivered during the first half of 2019. We expect to deliver 40,000 to 45,000 fuzes in 2019.

Total JPF backlog at June 28, 2019 was $426.7 million. Of this amount, $309.5 million in JPF backlog require future export approvals, licenses or authorizations from the USG before we are permitted to sell these products outside of the United States. Subsequent to the second quarter, we received the export license for the $324.0 million JPF DCS contract discussed below, of which $307.5 million was included in backlog at June 28, 2019. The receipt of these export approvals, licenses or authorizations are subject to political and geopolitical conditions which could impact the timing and/or our ability to sell these products outside of the United States. Total JPF backlog at December 31, 2018 was $454.1 million.

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
JPF - DCS

Revenue for DCS programs is generally recognized at the point in time when control is transferred to the customer under the revenue recognition guidance. The Company continues to see strong demand for DCS fuzes. During the first quarter of 2018, we were awarded a DCS contract totaling approximately $324.0 million, of which $307.5 million was included in backlog as of June 28, 2019. The remaining $16.5 million relates to potential penalties payable to the customer in the event the offset requirements of the contract are not met. This agreement is designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. The offset agreement may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects and the purchase by third parties of supplies from in-country vendors. This agreement may also be satisfied through the Company's use of cash for activities, such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. The offset requirements associated with this contract could extend for several years and have a notional value of approximately $194.0 million, which is equal to sixty percent of the total contract value as defined by the agreement with the customer. The amount ultimately applied against the offset agreement is based on negotiations with the customer and may require cash outlays that represent only a fraction of the notional value in the offset agreement. We continue to work with the customer to further define the requirements to satisfy the offset agreement. The satisfaction of the offset requirements will be determined by the customer and is expected to occur over a seven-year period. Additionally, this contract provides for potential penalties payable to the customer of up to 10% of the total contract value in the event that we default on the contract and we are unable to fulfill our contractual commitments. Any delay in the receipt of necessary export approvals, licenses or authorizations from the USG could result in customer cancellation of the contract, the incurrence of significant penalties by the Company and the return of advance payments to our customer, which could have a material adverse effect on our results of operations, financial condition and cash flows.
K-MAX®

During 2015, we announced that our Aerospace segment was resuming production of commercial K-MAX® aircraft. The aircraft are being manufactured at our Jacksonville, Florida and Bloomfield, Connecticut facilities. The first ten helicopters from the newly reopened commercial production line were accepted by our customers through June 2019. During the fourth quarter of 2018, we announced that we will continue production of the commercial K-MAX® aircraft into 2020 at a minimum due to continued interest in the capabilities of the K-MAX®. As of June 28, 2019 and December 31, 2018, our backlog for this program was $7.3 million and $14.9 million, respectively.

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

We continue to rely upon bank financing as an important source of liquidity for our business activities including acquisitions. We believe this, when combined with cash generated from operating activities, will be sufficient to support our anticipated cash requirements for the foreseeable future; however, we may decide to borrow additional funds or raise additional equity capital to support other business activities including potential future acquisitions. We anticipate refinancing our Credit Agreement prior to maturity on May 6, 2020.

We anticipate a variety of items will have an impact on our liquidity during the next 12 months, in addition to our working capital requirements. These could include one or more of the following:

•	the matters described in Note 14, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements, in addition to the cost of existing environmental remediation matters;

•	deferred compensation payments to former directors and officers;

•	contributions to our qualified pension plan and Supplemental Employees’ Retirement Plan (“SERP”);

•	interest payments on outstanding debt;

•	income tax payments;

•	finance and operating lease payments;

•	capital expenditures;

•	repurchases of common stock under the 2015 Share Repurchase Program;

•	payment of dividends;

•	costs associated with the start-up of new aerospace programs; and

•	the extension of payment terms by our customers.

In addition to the items listed above, we have received $97.2 million in advance payments in 2018, which relate to $129.6 million in letters of a credit for a JPF DCS contract. In the event that we default on the contract and we are unable to fulfill our contractual obligations, our customer has the ability to draw on the letters of credit.

Additionally, we expect to receive approximately $600.0 million in proceeds, net of taxes and transaction costs, upon closing the sale of the Distribution segment, subject to any working capital adjustments. We anticipate allocating approximately $100.0 million of the proceeds to pay down debt and use the remaining portion for acquisition priorities and organic growth initiatives.

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

Effective December 31, 2015, our qualified pension plan was frozen with respect to future benefit accruals. Under U.S. Government Cost Accounting Standard (“CAS”) 413, we must calculate the USG’s share of any pension curtailment adjustment calculated resulting from the freeze. Such adjustments can result in an amount due to the USG for pension plans that are in a surplus position or an amount due to the contractor for plans that are in a deficit position. During the fourth quarter of 2016, we accrued a $0.3 million liability representing our estimate of the amount due to the USG based on our pension curtailment calculation which was submitted to the USG for review in December 2016. We have maintained our accrual at $0.3 million as of June 28, 2019. There can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on our results of operations, financial position and cash flows.

A summary of our consolidated cash flows from continuing operations is as follows:

	For the Six Months Ended
	June 28, 2019	June 29, 2018	2019 vs. 2018
	(in thousands)
Total cash provided by (used in):
Operating activities	$10,862	$79,715	$(68,853)
Investing activities	(12,922)	(9,826)	(3,096)
Financing activities	1,709	(89,393)	91,102

Free Cash Flow (a):
Net cash provided by operating activities	$10,862	$79,715	$(68,853)
Expenditures for property, plant and equipment	(11,375)	(10,831)	(544)
Free cash flow	$(513)	$68,884	$(69,397)

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

Net cash provided by operating activities decreased for the six-month fiscal period ended June 28, 2019, versus the comparable period in 2018, primarily due to the absence of advance payments received under a JPF DCS contract in the prior period and work performed on the JPF DCS program, K-MAX® program and our bearings products, partially offset by the absence of $30.0 million in contributions made to the pension plan in the prior period.

Net cash used in investing activities increased for the six-month fiscal period ended June 28, 2019, versus the comparable period in 2018, primarily due to lower net proceeds received from the sale of assets.

Net cash provided by financing activities was $1.7 million for the six-month fiscal period ended June 28, 2019, compared to net cash used in financing activities for the comparable period in 2018 of $89.4 million. This change was primarily attributable to lower net repayments of our revolving credit facility in the current period.

Financing Arrangements

Refer to Note 12, Debt, in the Notes to the Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of the Annual Report on Form 10-K for the year ended December 31, 2018 for further information on our Financing Arrangements.

Convertible Notes

During May 2017, we issued $200.0 million aggregate principal amount of convertible senior unsecured notes due May 2024 (the "2024 Notes") pursuant to an indenture, dated May 12, 2017, between the Company and U.S. Bank National Association, as trustee (as amended by the First Supplemental Indenture thereto, dated July 15, 2019, the "Indenture"). In connection therewith, we entered into certain capped call transactions that cover, collectively, the number of shares of the Company's common stock underlying the 2024 Notes. The 2024 Notes bear 3.25% interest per annum on the principal amount, payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2017. The 2024 Notes will mature on May 1, 2024, unless earlier repurchased by the Company or converted. We will settle any conversions of the 2024 Notes in cash, shares of the Company's common stock or a combination of cash and shares of common stock, at our election.

We incurred $7.4 million of debt issuance costs in connection with the sale of the 2024 Notes, which was allocated between the debt and equity components of the instrument. Of the total amount, $0.7 million was recorded as an offset to additional paid-in capital. The balance, $6.7 million, was recorded as a contra-debt balance and is being amortized over the term of the 2024 Notes. Total amortization expense for the three-month fiscal periods ended June 28, 2019 and June 29, 2018 was $0.2 million in both periods. Total amortization expense for the six-month fiscal periods ended June 29, 2018 and June 29, 2018 was $0.4 million in both periods.

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

Interest rates on amounts outstanding under the Credit Agreement are variable, and are determined based on the Consolidated Senior Secured Leverage Ratio. At June 28, 2019, the interest rate for the outstanding amounts on both the revolving credit facility and term loan commitment was 3.65%. In addition, we are required to pay a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.175% to 0.300% per annum, based on the Consolidated Senior Secured Leverage Ratio. Fees for outstanding letters of credit range from 1.25% to 2.00%, based on the Consolidated Senior Secured Leverage Ratio.

In 2015, the Company incurred $2.3 million in debt issuance costs in connection with the Credit Agreement. These costs have been capitalized and will be amortized over the term of the agreement. Total amortization expense for the three-month and six-month fiscal periods ended June 28, 2019 was $0.2 million and $0.4 million, respectively. Total amortization expense for the three-month and six-month fiscal periods ended June 29, 2018 was $0.2 million and $0.5 million, respectively.

Total average bank borrowings during the quarter ended June 28, 2019, were $106.2 million compared to $151.6 million for the year ended December 31, 2018. As of June 28, 2019 and December 31, 2018, there was $392.2 million and $408.9 million available for borrowing, respectively, under the Revolving Credit Facility, net of letters of credit. However, based on EBITDA levels at June 28, 2019 and December 31, 2018, amounts available for borrowing were limited to $291.5 million and $323.5 million, respectively. Letters of credit are generally considered borrowings for purposes of the Revolving Credit Facility. As of June 28, 2019 and December 31, 2018, $152.6 million letters of credit were outstanding in both periods, all of which were under the credit facility. Of this amount, $146.2 million letters of credit relate to a JPF DCS contract.

Other Sources/Uses of Capital

In 2019, we contributed $0.3 million to the SERP through the end of the second quarter. We plan to contribute an additional $0.2 million to the SERP in 2019. The Company does not anticipate making any contributions to the qualified pension plan in 2019. For the 2018 plan year, we contributed $30.0 million to the qualified pension plan and $0.9 million to the SERP.

On April 29, 2015, we announced that our Board of Directors approved a share repurchase program ("2015 Share Repurchase Program") authorizing the repurchase of up to $100.0 million of the common stock, par value $1.00 per share, of the Company. This new program replaced our 2000 Stock Repurchase Program. We currently intend to repurchase shares to offset the annual issuance of shares under our employee stock plans, but the timing and actual number of shares repurchased will depend on a variety of factors including stock price, market conditions, corporate and regulatory requirements, capital availability and other factors, including acquisition opportunities. As of June 28, 2019, we had repurchased 1,132,853 shares under the 2015 Share Repurchase Program and approximately $43.7 million remained available for repurchases under this authorization.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes outside the ordinary course of business in our contractual obligations or off-balance sheet arrangements during the first six months of 2019. See our 2018 Form 10-K for a discussion of our contractual obligations and off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the Company’s exposure to market risk during the first six months of 2019. See the Company’s 2018 Form 10-K for a discussion of the Company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 28, 2019. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 28, 2019, our disclosure controls and procedures were effective.

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

While it is not possible to predict the outcome of these matters with certainty, based upon available information, management believes that all settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in legal proceedings and that can be reasonably estimated are accrued for at June 28, 2019. Despite this analysis, there can be no assurance that the final outcome of these matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

As of June 28, 2019, neither the Company nor any of its subsidiaries is a party, nor is any of its or their property subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company and its subsidiaries. Additional information relating to certain of these matters is set forth in Note 14, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.

Environmental Matters

The Company and its subsidiaries are subject to numerous U.S. Federal, state and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities (including past activities of companies we have acquired). From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which may include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. While it is not possible to predict the outcome of these proceedings, in the opinion of management, any payments we may be required to make as a result of all such claims in existence at June 28, 2019, will not have a material adverse effect on our business, financial condition and results of operations or cash flows.

Asbestos Litigation

Like many other industrial companies, the Company and/or one of its subsidiaries may be named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos within a facility of the Company or integrated into certain products sold or distributed by the Company and/or the named subsidiary. A substantial majority of these asbestos-related claims have been covered by insurance or other forms of indemnity or have been dismissed without payment. The rest have been resolved for amounts that are not material to the Company, either individually or in the aggregate. Based on information currently available, we do not believe that the resolution of any currently pending asbestos-related matters will have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors

Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition and cash flows as set forth under Item 1A. “Risk Factors” in our 2018 Form 10-K. Except as set forth below, we do not believe there have been any material changes to the risk factors previously disclosed in our 2018 Form 10-K, but we may disclose changes to such factors or disclose additional factors from time to time in future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, results of operations, financial position and cash flows.

The pending sale of our Distribution segment, whether or not consummated, may adversely affect our business, results of operations, financial position and cash flows.

The pending sale of the businesses comprising our Distribution segment (the “Sale Transaction”) may disrupt our business by, among other things, diverting the time and attention of senior management and other Company personnel away from our day-to-day business operations while the Sale Transaction is pending. We have incurred, and continue to incur, significant transaction costs in connection with the pending Sale Transaction. Many of these costs are, or will be, payable even if the Sale Transaction is not completed and may relate to activities that we would not have undertaken other than to complete the Sale Transaction. Uncertainties related to the pending Sale Transaction may adversely affect our relationships with current and prospective customers, suppliers, lenders and other business partners, and may impair our ability to attract, retain and motivate key personnel. The loss or deterioration of significant business and operational relationships could have an adverse effect on our business, results of operations, financial condition and cash flows. Moreover, the Share Purchase Agreement for the Sale Transaction (the “Share Purchase Agreement”) imposes restrictions on the conduct of our business prior to the closing of the Sale Transaction, which may adversely affect our ability to manage our operations effectively in light of changes in economic or market conditions, or to take advantage of certain business opportunities.

If the Sale Transaction is completed, our performance of required transition services may disrupt our continuing businesses, divert our resources and distract our management.

At the closing of the Sale Transaction, the Company will enter into a transition services agreement with the purchasers, pursuant to which the Company will provide various transition services to the purchasers for specified periods beginning as of the closing date. In order to perform our obligations under the transition services agreement, we will allocate certain of our resources, including Company assets, facilities, equipment and the time and attention of our senior management team, to ensure a smooth transition of the businesses to be sold, which may negatively impact our own business, results of operations, financial condition and cash flows. Difficulties in separating the operations, technologies and IT infrastructure of the Distribution segment from those of our aerospace and engineered products businesses may require substantially more time and funds than we anticipated in negotiating the terms of the transition services agreement. In any event, although the transition services agreement generally entitles the Company to compensation for services to be rendered under the agreement, the compensation specified in the transition services agreement may not be sufficient to cover the costs incurred in providing the services, which could result in unrecoverable costs that could be material. If we are unable to effectively manage these risks, our business, results of operations, financial condition and cash flows may be adversely affected.

Our business following the Sale Transaction will be materially different.

For the year ended December 31, 2018, the Distribution segment generated approximately 60.8% of the Company’s total net sales and represented approximately 38.6% of the Company’s total assets. After the consummation of the Sale Transaction our continuing businesses will be less diversified and our exposure to the risks inherent in those businesses will increase. Our shareholders will have no ongoing interest in the businesses comprising the Distribution segment and will cease to participate in the future earnings and cash flows of those businesses. Instead, the Company will seek to grow our aerospace and engineered products businesses through internal investments and strategic acquisitions. We may be unable to retain the existing employees of our aerospace and engineered products businesses or to attract additional qualified employees to meet current and future needs. Our results of operations and financial condition may be materially adversely affected if we fail to implement our strategic growth initiatives as planned, and the ultimate value of the Sale Transaction may be unfavorably affected to the extent we are unable to realize the expected accounting and tax benefits of the Sale Transaction.

If we fail to complete the Sale Transaction, our business and financial performance may be adversely affected.

The completion of the Sale Transaction is subject to the satisfaction or waiver of several conditions precedent and the receipt of necessary financing by the purchasers, which may not be satisfied in a timely manner or at all. Our directors, executive officers and other employees will have expended extensive time and effort and will have experienced significant distractions from their work during the pendency of the Sale Transaction and we will have incurred significant third party transaction costs, for which, in each case, we will have received little or no benefit if the Sale Transaction is not completed.

A failed transaction may result in adverse publicity and may cause a negative impression about us among customers or in the investment community. If the Sale Transaction is not completed, customers of our Distribution segment, as well as investors in our common stock, may have a negative perception of our ability to operate the Distribution segment business in the same manner as before the announcement of the proposed Sale Transaction. Moreover, if the Sale Transaction is not completed, the price of our common stock may drop to the extent that the current price of our common stock reflects an assumption that the Sale Transaction will be completed.

If the Sale Transaction is not completed for any reason, the Company’s Board of Directors, in discharging its fiduciary obligations to our shareholders, may evaluate other strategic alternatives including, but not limited to, continuing to own the Distribution segment for the foreseeable future or an alternative sale transaction relating to some of all of the businesses comprising the Distribution segment. An alternative sale transaction or series of transactions, may not be available, or if available, may yield lower total consideration than the proposed Sale Transaction, may otherwise be on less favorable terms and conditions than those contained in the Share Purchase Agreement, and would involve significant delay.

We have broad discretion in how we use the net proceeds from this offering, and we may not use those proceeds effectively.

The net proceeds from the Sale Transaction will be received by the Company, not the Company’s shareholders. The Company intends to use a portion of the net proceeds to pay off outstanding indebtedness. We cannot, however, specify with any certainty the particular uses of the remaining net proceeds, and our Board of Directors and management will have broad discretion in applying those net proceeds. Those remaining proceeds may be used for, among other things, effectuating unspecified acquisitions, investing in the Company’s remaining businesses, returning capital to our shareholders and funding general corporate purposes. We may spend or invest these proceeds in a way with which our shareholders disagree. The failure to utilize the net proceeds of the Sale Transaction effectively could affect our ability to grow our remaining businesses, which could adversely affect our business, results of operations, financial position and cash flows and cause the value of our common stock to decline. Pending their use, the net proceeds from the Sale Transaction may be invested in a way that does not produce income or that loses value.

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
Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and other factors that may cause the Company's actual results and financial condition to differ materially from those expressed or implied in the forward-looking statements. Such risks, uncertainties and other factors include, among others: (i) the occurrence of any event, change or other circumstances that could give rise to the termination of the Share Purchase Agreement; (ii) the failure to satisfy or fulfill in a timely manner any of the closing conditions set forth in the Share Purchase Agreement; (iii) the filing of any litigation relating to the Share Purchase Agreement or any of the transactions contemplated thereby; (iv) the possibility that the pendency of the Sale Transaction may adversely affect our business; (v) the possibility that our business and financial performance may be adversely affected if we fail to complete the Sale Transaction; (vi) the possibility that we may be unable to find appropriate reinvestment opportunities for the proceeds from the Sale Transaction; (vii) changes in domestic and foreign economic and competitive conditions in markets served by the Company, particularly the defense, commercial aviation and industrial production markets; (viii) changes in government and customer priorities and requirements (including cost-cutting initiatives, government and customer shut-downs, the potential deferral of awards, terminations or reductions of expenditures to respond to the priorities of Congress and the Administration, or budgetary cuts resulting from Congressional actions or automatic sequestration); (ix) changes in geopolitical conditions in countries where the Company does or intends to do business; (x) the successful conclusion of competitions for government programs (including new, follow-on and successor programs) and thereafter successful contract negotiations with government authorities (both foreign and domestic) for the terms and conditions of the programs; (xi) the timely receipt of any necessary export approvals and/or other licenses or authorizations from the U.S. Government; (xii) timely satisfaction or fulfillment of material contractual conditions precedents in customer purchase orders, contracts, or similar arrangements; (xiii) the existence of standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; (xiv) the successful resolution of government inquiries or investigations relating to our businesses and programs; (xv) risks and uncertainties associated with the successful implementation and ramp up of significant new programs, including the ability to manufacture the products to the detailed specifications required and recover start-up costs and other investments in the programs; (xvi) potential difficulties associated with variable acceptance test results, given sensitive production materials and extreme test parameters; (xvii) the receipt and successful execution of production orders under the Company's existing U.S. government JPF contract, including the exercise of all contract options and receipt of orders from allied militaries, but excluding any next generation programmable fuze programs, as all have been assumed in connection with goodwill impairment evaluations; (xviii) the continued support of the existing K-MAX® helicopter fleet, including sale of existing K-MAX® spare parts inventory and the receipt of orders for new aircraft sufficient to recover our investments in the K-MAX® production line; (xix) the accuracy of current cost estimates associated with environmental remediation activities; (xx) the profitable integration of acquired businesses into the Company's operations; (xxi) the ability to recover from cyber-based or other security attacks, information technology failures or other disruptions; (xxii) changes in supplier sales or vendor incentive policies; (xiii) the ability of our suppliers to satisfy their performance obligations; (xxiv) the effects of price increases or decreases; (xxv) the effects of pension regulations, pension plan assumptions, pension plan asset performance, future contributions and the pension freeze, including the ultimate determination of the U.S. Government's share of any pension curtailment adjustment calculated in accordance with CAS 413; (xxvi) future levels of indebtedness and capital expenditures; (xxvii) the continued availability of raw materials and other commodities in adequate supplies and the effect of increased costs for such items; (xxviii) the effects of currency exchange rates and foreign competition on future operations; (xxix) changes in laws and regulations, taxes, interest rates, inflation rates and general business conditions; (xxx) the effects, if any, of the UK's exit from the EU; (xxxi) future repurchases and/or issuances of common stock; (xxxii) the occurrence of unanticipated restructuring costs or the failure to realize anticipated savings or benefits from past or future expense reduction actions; (xxiii) the ability to recruit and retain skilled employees; and (xxxiv) other risks and uncertainties set forth herein and in our 2018 Form 10-K.

Any forward-looking information provided in this report should be considered with these factors in mind. We assume no obligation to update any forward-looking statements contained in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of Common Stock by the Company during the three-month fiscal period ended June 28, 2019:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan (in thousands)
March 30, 2019 - April 26, 2019	—	$—	—	$43,658
April 27, 2019 - May 24, 2019	—	$—	—	$43,658
May 25, 2019 - June 28, 2019	1,804	$61.93	—	$43,658
Total	1,804		—

(a) During the quarter the Company purchased 1,804 shares in connection with employee tax withholding obligations as permitted by our equity compensation plans, which are SEC Rule 16b-3 qualified compensation plans. These were not purchases under our publicly announced program.

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

Item 6.     Index To Exhibits

2.1
Share Purchase Agreement, dated as of June 25, 2019, by and between Kaman Corporation and LJ KAI Blocker, Inc., LJ KFP Blocker, Inc. and LJ KIT Blocker, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 26, 2019).*
Previously Filed
3.1
Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 4, 2005, File No. 333-66179), as amended by the Certificate of Amendment thereto (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated April 22, 2019).
Previously Filed
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated April 22, 2019).	Previously Filed
4.1
First Supplemental Indenture, dated July 15, 2019 between Kaman Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 16, 2019).
Previously Filed
10.1
Completion Bonus Agreement, dated June 25, 2019, by and between Kaman Corporation and Alphonse J. Lariviere, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 26, 2019).**
Previously Filed
10.2
Change in Control Agreement, dated June 25, 2019, by and between Kaman Industrial Technologies Corporation and Alphonse J. Lariviere, Jr. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 26, 2019).**
Previously Filed
10.3
Amendment No. 4, dated as of July 24, 2019, to the Amended and Restated Credit Agreement, dated as of May 6, 2015, by and among Kaman Corporation, RWG Germany GmbH, Kaman Composites - UK Holdings Limited, Kaman Lux Holding, S.à r.l and the other subsidiary borrowers from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citizens Bank, N.A., as Co-Syndication Agents, and SunTrust Bank, KeyBank National Association, TD Bank, N.A., Branch Banking and Trust Company and Fifth Third Bank, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 25, 2019, File No. 001-35419)
Previously Filed
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934	Filed Herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934	Filed Herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedules so furnished.
** Management contract or compensatory plan

SIGNATURES

Kaman Corporation and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAMAN CORPORATION
Registrant
Date:	July 31, 2019		/s/ Neal J. Keating
		By:	Neal J. Keating
Chairman, President and
Chief Executive Officer

Date:	July 31, 2019		/s/ Robert D. Starr
		By:	Robert D. Starr
Executive Vice President and
Chief Financial Officer