Form 10-Q
period 2019-09-27
KAMAN Corp
filed 2019-11-04
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 27, 2019
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ______

Commission File Number:	001-35419

KAMAN CORPORATION
(Exact name of registrant as specified in its charter)

Connecticut	06-0613548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1332 Blue Hills Avenue,	Bloomfield,	Connecticut	06002
(Address of principal executive offices)			(Zip Code)

(860)	743-7100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock ($1 par value)	KAMN	New York Stock Exchange LLC

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
for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

At October 25, 2019, there were	27,861,419	shares of Common Stock outstanding.

PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts) (Unaudited)

	September 27, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$509,990	$25,895
Accounts receivable, net	130,246	149,338
Contract assets	119,221	99,261
Contract costs, current portion	5,705	5,993
Inventories	173,143	131,569
Income tax refunds receivable	1,585	1,752
Assets held for sale, current portion	—	351,261
Other current assets	13,868	8,036
Total current assets	953,758	773,105
Property, plant and equipment, net of accumulated depreciation of $203,787 and $192,285, respectively	136,229	137,112
Operating right-of-use assets, net	16,001	—
Goodwill	191,218	196,161
Other intangible assets, net	53,903	58,567
Deferred income taxes	39,337	38,040
Contract costs, noncurrent portion	7,820	10,666
Assets held for sale, noncurrent portion	—	229,238
Other assets	32,081	31,173
Total assets	$1,430,347	$1,474,062
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt, net of debt issuance costs	$—	$9,375
Accounts payable – trade	57,143	56,826
Accrued salaries and wages	40,461	32,795
Contract liabilities, current portion	35,975	28,865
Operating lease liabilities, current portion	4,642	—
Income taxes payable	58,493	139
Liabilities held for sale, current portion	—	131,047
Other current liabilities	41,859	39,429
Total current liabilities	238,573	298,476
Long-term debt, excluding current portion, net of debt issuance costs	180,653	284,256
Deferred income taxes	7,182	7,146
Underfunded pension	96,710	104,988
Contract liabilities, noncurrent portion	55,096	78,562
Operating lease liabilities, noncurrent portion	12,295	—
Liabilities held for sale, noncurrent portion	—	15,602
Other long-term liabilities	50,894	51,875
Commitments and contingencies (Note 15)
Shareholders' equity:
Preferred stock, $1 par value, 200,000 shares authorized; none outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; voting; 29,850,039 and 29,544,714 shares issued, respectively	29,850	29,545
Additional paid-in capital	216,655	200,474
Retained earnings	786,798	610,103
Accumulated other comprehensive income (loss)	(159,357)	(134,898)
Less 1,904,262 and 1,672,917 shares of common stock, respectively, held in treasury, at cost	(85,002)	(72,067)
Total shareholders’ equity	788,944	633,157
Total liabilities and shareholders’ equity	$1,430,347	$1,474,062
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts) (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Net sales	$182,670	$157,134	$523,816	$515,135
Cost of sales	121,537	109,446	355,573	360,826
Gross profit	61,133	47,688	168,243	154,309
Selling, general and administrative expenses	43,855	43,403	127,614	132,274
Other intangible assets impairment	—	10,039	—	10,039
Costs from transition services agreement	1,154	—	1,154	—
Restructuring costs	81	1,214	553	4,711
Net loss (gain) on sale of assets	416	30	351	(1,559)
Operating income (loss)	15,627	(6,998)	38,571	8,844
Interest expense, net	4,058	5,084	14,595	15,407
Non-service pension and post retirement benefit income	(99)	(2,975)	(298)	(9,043)
Income from transition services agreement	(944)	—	(944)	—
Other expense (income), net	185	(163)	(367)	(141)
Earnings (loss) from continuing operations before income taxes	12,427	(8,944)	25,585	2,621
Income tax expense	2,297	559	3,244	2,376
Earnings (loss) from continuing operations	10,130	(9,503)	22,341	245
Earnings from discontinued operations before gain on disposal, net of tax	9,860	10,935	25,240	30,347
Gain on disposal of discontinued operations, net of tax	122,786	—	122,786	—
Total earnings from discontinued operations	132,646	10,935	148,026	30,347
Net earnings	$142,776	$1,432	$170,367	$30,592

Earnings per share:
Basic earnings per share from continuing operations	$0.36	$(0.34)	$0.80	$0.01
Basic earnings per share from discontinued operations	4.75	0.39	5.30	1.08
Basic earnings per share	$5.11	$0.05	$6.10	$1.09
Diluted earnings per share from continuing operations	$0.36	$(0.34)	$0.79	$0.01
Diluted earnings per share from discontinued operations	4.72	0.39	5.27	1.07
Diluted earnings per share	$5.08	$0.05	$6.06	$1.08
Average shares outstanding:
Basic	27,952	28,009	27,941	27,944
Diluted	28,117	28,258	28,104	28,258

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Net earnings	$142,776	$1,432	$170,367	$30,592
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments and other	(8,585)	(1,522)	(10,173)	(7,477)
Change in pension and post-retirement benefit plan liabilities, net of tax expense of $940 and $706 and $2,820 and $2,119, respectively	2,936	2,210	8,808	6,630
Other comprehensive (loss) income	(5,649)	688	(1,365)	(847)
Comprehensive income	$137,127	$2,120	$169,002	$29,745

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS KAMAN CORPORATION AND SUBSIDIARIES (In thousands) (Unaudited)

	For the Nine Months Ended
	September 27, 2019	September 28, 2018
Cash flows from operating activities:
Net earnings	$170,367	$30,592
Less: Total earnings from discontinued operations	148,026	30,347
Earnings from continuing operations	22,341	245
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	19,308	21,080
Amortization of debt issuance costs	1,401	1,355
Accretion of convertible notes discount	2,067	1,934
Provision for doubtful accounts	384	670
Net loss (gain) on sale of assets	351	(1,559)
Other intangible assets impairment	—	10,039
Net loss on derivative instruments	549	642
Stock compensation expense	3,969	4,222
Deferred income taxes	(3,743)	8,094
Changes in assets and liabilities, excluding effects of acquisitions/divestitures:
Accounts receivable	17,650	67,862
Contract assets	(20,303)	(41,033)
Contract costs	3,130	(6,576)
Inventories	(43,139)	(6,698)
Income tax refunds receivable	157	(1,268)
Operating right of use assets	2,388	—
Other assets	(4,020)	(3,430)
Accounts payable - trade	704	(2,720)
Contract liabilities	(16,647)	95,331
Operating lease liabilities	(2,256)	—
Other current liabilities	7,318	2,631
Income taxes payable	15,620	(2,526)
Pension liabilities	3,128	(36,185)
Other long-term liabilities	979	992
Net cash provided by operating activities of continuing operations	11,336	113,102
Net cash (used in) provided by operating activities of discontinued operations	(7,341)	14,296
Net cash (used in) provided by operating activities	3,995	127,398
Cash flows from investing activities:
Proceeds from sale of assets	82	1,666
Proceeds from sale of discontinued operations	656,736	—
Expenditures for property, plant & equipment	(17,411)	(16,623)
Other, net	(3,092)	(2,453)
Net cash provided by (used in) investing activities of continuing operations	636,315	(17,410)
Net cash used in investing activities of discontinued operations	(9,838)	(6,222)
Net cash provided by (used in) investing activities	626,477	(23,632)
Cash flows from financing activities:
Net repayments under revolving credit agreements	(38,500)	(89,727)
Debt repayment	(76,875)	(5,625)
Repayment of convertible notes	(500)	—
Net change in bank overdraft	2,995	1,701
Proceeds from exercise of employee stock awards	8,616	6,448
Purchase of treasury shares	(12,006)	(11,996)
Dividends paid	(16,756)	(16,751)
Other, net	(1,092)	(729)
Net cash used in financing activities of continuing operations	(134,118)	(116,679)
Net cash provided by financing activities of discontinued operations	7,967	2,968
Net cash used in financing activities	(126,151)	(113,711)
Net increase (decrease) in cash and cash equivalents	504,321	(9,945)
Cash and cash equivalents included of discontinued operations	(21,834)	(1,929)
Effect of exchange rate changes on cash and cash equivalents	(208)	(737)
Cash and cash equivalents at beginning of period	27,711	36,904
Cash and cash equivalents at end of period	$509,990	$24,293

Supplemental disclosure of noncash activities:
Value of common shares issued for unwind of warrant transactions	$—	$7,583
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three-month and nine-month fiscal periods ended September 27, 2019 and September 28, 2018
(Unaudited)

1. BASIS OF PRESENTATION

During the third quarter of 2019, Kaman Corporation ("the Company") completed the sale of its Distribution segment for total cash consideration of $700.0 million, excluding certain working capital adjustments and transaction costs. The Distribution segment's results of operations and the related cash flows have been reclassified to earnings from discontinued operations in the Condensed Consolidated Statement of Operations and cash flows from discontinued operations in the Condensed Consolidated Statement of Cash Flows, respectively, for all periods presented. The assets and liabilities of the Distribution segment have been reclassified to assets held for sale and liabilities held for sale, respectively, in the Condensed Consolidated Balance Sheets as of December 31, 2018. See Note 4, Discontinued Operations, to the Condensed Consolidated Financial Statements for further information.

Prior to the sale of the Distribution segment, the Company was composed of two operating segments. As a result of this transaction, the Company is now composed of one operating segment. As the Company has not made any fundamental changes to its management or organization structure, this segment is reflective of how the Company's Chief Executive Officer, who is its Chief Operating Decision Maker ("CODM"), reviews operating results for the purposes of allocating resources and assessing performance. The Company has not aggregated operating segments for purposes of identifying reportable segments. The Aerospace segment produces and markets proprietary aircraft bearings and components; super precision, miniature ball bearings for the medical, industrial and aerospace markets; complex metallic and composite aerostructures for commercial, military and general aviation fixed and rotary wing aircraft; and safe and arming solutions for missile and bomb systems for the U.S. and allied militaries. The segment also manufactures and supports our K-MAX® manned and unmanned medium-to-heavy lift helicopters and restores, modifies and supports our SH-2G Super Seasprite maritime helicopters.

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

The Company has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The third quarters for 2019 and 2018 ended on September 27, 2019, and September 28, 2018, respectively.

2. RECENT ACCOUNTING STANDARDS

Recent Accounting Standards Adopted

In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2018-02 "Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". The objective of this standard is to address the concern that tax effects of items within accumulated other comprehensive income do not appropriately reflect the tax rate because the Tax Cut and Jobs Act of 2017 ("Tax Reform") required the adjustment of deferred taxes be recorded to income. This ASU provides an entity the election to reclassify stranded tax effects resulting from Tax Reform to retained earnings from accumulated other comprehensive income. The standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The adoption of ASU 2018-02 resulted in an increase to retained earnings of $23.1 million, primarily related to the stranded tax effects resulting from Tax Reform for pension and other post-retirement benefits.
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
For the three-month and nine-month fiscal periods ended September 27, 2019 and September 28, 2018
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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Under this ASU as amended, lessees are required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting is largely unchanged under this ASU as amended. This standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. On January 1, 2019, the Company adopted Accounting Standards Codification ("ASC") 842 using the modified retrospective transition method allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As a result, the Company applied ASC 842 only to leases that existed as of January 1, 2019 and did not restate prior periods. The adoption of ASC 842 resulted in a net increase of approximately $90.0 million to its assets and liabilities as of January 1, 2019 due to the addition of right-of-use assets and lease liabilities for operating leases on the balance sheet; however, it did not have a material impact on the Company's cash flows, results of operations or debt covenant compliance. The majority of the right-of-use assets and lease liabilities recorded on January 1, 2019 for operating leases related to the Distribution segment, which was sold during the third quarter of 2019.

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
For the three-month and nine-month fiscal periods ended September 27, 2019 and September 28, 2018
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
For the three-month and nine-month fiscal periods ended September 27, 2019 and September 28, 2018
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

Leasing

Under ASC 842, the Company determines if a contract contains a lease at the inception date of the contract. To determine if the contract contains a lease, the Company evaluates if there is an identified asset in the contract and if the Company has control over the use of the identified asset. There is an identified asset in the contract if the asset is explicitly or implicitly specified in the contract, the asset is physically distinct or the Company has the right to receive substantially all of the asset's capacity, and if the supplier does not have substantive substitution rights. The Company has control over the use of the identified asset if the Company obtains substantially all economic benefits from the use of the asset and can direct the use of the asset. The Company applied the practical expedient for any contracts that existed prior to January 1, 2019; therefore, the contracts were not reassessed to determine if they contain leases.

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
For the three-month and nine-month fiscal periods ended September 27, 2019 and September 28, 2018
(Unaudited)

3. SIGNIFICANT ACCOUNTING POLICIES UPDATE (CONTINUED)

Leasing - continued

The majority of the Company's finance leases consist of assets purchased under the Company's master leasing agreement with PNC Equipment Finance ("PNC"), and are included in machinery, office furniture and equipment and construction in process. At September 27, 2019, the Company's master leasing agreement with PNC had a maximum capacity of $20.0 million. The terms of these leases are 5 years. Amortization of these assets is included in depreciation and amortization expense.

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
For the three-month and nine-month fiscal periods ended September 27, 2019 and September 28, 2018
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

The Company uses the discount rate implicit in a lease contract, if available. As most of the Company's leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. For any leases that existed prior to the adoption of the standard, the Company used the incremental borrowing rate as of January 1, 2019 based on the type of asset and term of the lease. The Company separated its real estate leases by classes of lease terms and used the incremental borrowing rate consistent with its lease term class to determine the present value of lease payments. As most of the Company's vehicles had a four-year lease term at the point of the adoption of the standard, the Company used the incremental borrowing rate consistent with a four-year lease term for all vehicles. For all other equipment leases, the Company used the incremental borrowing rate consistent with a five-year lease term as the majority of the Company's leases for other equipment had a five-year lease term at the point of the adoption of the standard.

4. DISCONTINUED OPERATIONS

On August 26, 2019, the Company completed the sale of its Distribution segment for total cash consideration of $700.0 million, excluding certain working capital adjustments. The sale of the Distribution segment was a result of the Company's shift in strategy to be a highly focused, technologically differentiated aerospace and engineered products company. As a result of the sale, the Distribution segment met the criteria set forth in ASC 205-20, Presentation of Financial Statements - Discontinued Operations for discontinued operations.

Upon closing, the Company entered into a transition services agreement ("TSA") with the buyer, pursuant to which the Company agreed to support the information technology, human resources and benefits, tax and treasury functions of the the Distribution segment for six to twelve months. The buyer has the option to extend the support period for up to an additional year for certain services. The Company incurred $1.2 million in costs associated with the TSA in both the three-month and nine-month fiscal periods ended September 27, 2019, which was included in costs from transition services agreement on the Company's Condensed Consolidated Statement of Operations. The Company earned $0.9 million in income associated with the TSA in both the three-month and nine-month fiscal periods ended September 27, 2019, which was included in income from transition services on the Company's Condensed Consolidated Statement of Operations.

Cash outflows from the Company to the Distribution segment after the sale totaled $4.8 million for the nine-month fiscal period ended September 27, 2019, which primarily relate to Distribution employee and employee-related costs incurred prior to the sale. Cash inflows from the Distribution segment to the Company after the sale were not material for the nine-month fiscal period ended September 27, 2019.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 27, 2019 and September 28, 2018
(Unaudited)

4. DISCONTINUED OPERATIONS (CONTINUED)

The related assets and liabilities of the Distribution segment were reclassified to assets held for sale and liabilities held for sale, respectively, as of December 31, 2018 on the Company's Condensed Consolidated Balance Sheets. The following table is a summary of the assets and liabilities held for sale:

December 31, 2018
In thousands
Assets
Cash and cash equivalents	$1,816
Accounts receivable, net	151,756
Contract assets	9,600
Inventories	163,343
Other current assets	24,746
Total assets held for sale, current portion	351,261
Property, plant and equipment, net of accumulated depreciation of $70,021	47,112
Goodwill	149,204
Other intangible assets, net	32,440
Deferred income taxes	146
Other assets	336
Total assets held for sale	$580,499

Liabilities
Accounts payable – trade	$101,801
Accrued salaries and wages	13,839
Other current liabilities	15,407
Total liabilities held for sale, current portion	131,047
Deferred income taxes	13,630
Other long-term liabilities	1,972
Total liabilities held for sale	$146,649

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 27, 2019 and September 28, 2018
(Unaudited)

4. DISCONTINUED OPERATIONS (CONTINUED)

The results of operations for the Distribution segment were included in discontinued operations on the Company's Condensed Consolidated Statement of Operations. The following table provides information regarding the results of discontinued operations:

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
In thousands
Net sales from discontinued operations	$167,634	$285,923	$748,451	$859,378
Cost of sales from discontinued operations	120,485	205,053	536,749	615,379
Gross profit from discontinued operations	47,149	80,870	211,702	243,999
Selling, general and administrative expenses from discontinued operations	32,979	66,843	177,475	204,064
Restructuring costs from discontinued operations	—	443	—	593
Net (gain) loss on sale of assets from discontinued operations	—	(670)	8	(669)
Operating income from discontinued operations	14,170	14,254	34,219	40,011
Interest expense, net from discontinued operations	5	1	25	32
Other (income) expense from discontinued operations	—	(16)	(12)	(19)
Earnings from discontinued operations before income taxes	14,165	14,269	34,206	39,998
Income tax expense	4,305	3,334	8,966	9,651
Earnings from discontinued operations before gain on disposal	9,860	10,935	25,240	30,347
Gain on disposal of discontinued operations, pretax	165,484	—	165,484	—
Income tax expense on gain on disposal	42,698	—	42,698	—
Gain on disposal of discontinued operations, net of tax	122,786	—	122,786	—
Earnings from discontinued operations	$132,646	$10,935	$148,026	$30,347

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 27, 2019 and September 28, 2018
(Unaudited)

4. DISCONTINUED OPERATIONS (CONTINUED)

The following table provides information on the gain recorded on the sale of the Distribution segment for the three-month and nine-month fiscal periods ended September 27, 2019. These amounts reflect the closing balance sheet of the Distribution segment upon the closing of the sale on August 26, 2019.

Net proceeds received from sale of Distribution(1)	$656,736

Distribution assets
Cash and cash equivalents	21,834
Accounts receivable, net	150,317
Contract assets	9,128
Inventories	163,995
Other current assets	20,289
Property plant and equipment, net of accumulated depreciation of $73,795	51,039
Operating right-of-use assets, net	68,049
Goodwill	149,204
Other intangible assets, net	28,361
Deferred income taxes	133
Other assets	195
Total Distribution assets	$662,544

Distribution liabilities
Accounts payable - trade	67,975
Accrued salaries and wages	12,916
Operating lease liabilities, current portion	19,981
Other current liabilities	22,024
Deferred income taxes	78
Operating lease liabilities, noncurrent portion	48,130
Other long-term liabilities	188
Total Distribution liabilities	$171,292

Gain on sale of Distribution before income taxes	$165,484
(1) The proceeds received from the sale of the Distribution segment were included in net cash provided by (used in) investing activities of continuing operations on the Company's Condensed Consolidated Statement of Cash Flows. These proceeds were net of transaction costs of $31.4 million and working capital adjustments. The final consideration and gain on sale is subject to a working capital adjustment expected to be settled in the fourth quarter of 2019.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 27, 2019 and September 28, 2018
(Unaudited)

5. REVENUE

Disaggregation of Revenue

The following table disaggregates total revenue by major product line.

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
In thousands
Military and Defense, excluding safe and arm devices	$45,124	$45,798	$128,445	$145,297
Safe and Arm Devices	56,167	39,004	152,874	133,590
Commercial Aerospace and Other	81,379	72,332	242,497	236,248
Total revenue(1)(2)	$182,670	$157,134	$523,816	$515,135
(1) Service revenue was not material for the three-month and nine-month fiscal periods ended September 27, 2019 and September 28, 2018.
(2) Sales of the Distribution segment were included in earnings from discontinued operations, net of tax on the Company's Condensed Consolidated Statement of Operations. See Note 4, Discontinued Operations, for further information on the Company's sale of the Distribution segment.

The following table disaggregates total revenue by product types.

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
In thousands
Original Equipment Manufacturer	$98,387	$89,396	$289,160	$289,945
Aftermarket	28,116	28,734	81,782	91,600
Safe and Arm Devices	56,167	39,004	152,874	133,590
Total revenue	$182,670	$157,134	$523,816	$515,135

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over time versus the amount of revenue recognized for performance obligations satisfied at a point in time:

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Revenue recognized for performance obligations satisfied:
Over time	32%	55%	41%	51%
Point-in-time	68%	45%	59%	49%
Total revenue	100%	100%	100%	100%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 27, 2019 and September 28, 2018
(Unaudited)

5. REVENUE (CONTINUED)

Disaggregation of Revenue - continued

For contracts in which revenue is recognized over time, the Company performs detailed quarterly reviews of the progress and execution of its performance obligations under these contracts. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenues and costs. The risks and opportunities include management's judgment about the ability and cost to achieve the schedule (e.g. the number and type of milestone events), technical requirements (e.g., a newly-developed product versus a mature product) and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation (e.g. to estimate increases in wages and prices for materials and related support cost allocations), execution by subcontractors, the availability and timing of funding from customers and overhead cost rates, among other variables. Based upon these reviews, the Company will record the effects of adjustments in profit estimates each period. If at any time management determines that in the case of a particular contract total costs will exceed total contract revenue, a provision for the entire anticipated contract loss is recorded at that time. The Company recognized reductions in revenue of $1.3 million and $1.6 million in the three-month and nine-month fiscal periods ended September 27, 2019, respectively. These amounts were primarily related to cost growth on the SH-2G program for Peru, certain legacy fuzing contracts, and certain structures contracts. For the nine-month fiscal period ended September 27 2019, the cost growth was partially offset by favorable cost performance on certain Aerospace contracts, more specifically the Joint Programmable Fuze ("JPF") contract with the U.S. Government ("USG") and the FMU-139 fuzing contract. The amount of revenue recognized in the three-month and nine-month fiscal periods ended September 28, 2018 from performance obligations satisfied (or partially satisfied) in previous periods was $1.8 million and $4.8 million, respectively. These amounts were primarily related to favorable performance of Aerospace contracts, more specifically the JPF contract with the USG and the AH-1Z contract.

Unfulfilled Performance Obligations

Unfulfilled performance obligations ("backlog") represents the transaction price of firm orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts. As of September 27, 2019, the aggregate amount of the transaction price allocated to backlog for continuing operations was $855.4 million. The Company expects to recognize revenue on approximately $580.2 million of this amount over the next 12 months, with the remaining amount to be recognized thereafter. At December 31, 2018, the aggregate amount of the transaction price allocated to backlog for continuing operations was $851.8 million.

6. RESTRUCTURING COSTS

During the third quarter of 2017, the Company initiated restructuring activities at its Aerospace segment to support the ongoing effort of improving capacity utilization and operating efficiency to better position the Company for increased profitability and growth. Such actions include workforce reductions and the consolidation of operations, beginning in the third quarter of 2017 through the planned completion of restructuring activities in 2019. The Company currently expects these actions to result in approximately $9.5 million in pre-tax restructuring and transition charges. The Company has begun realizing total cost savings in excess of $8.0 million annually as a result of these restructuring activities.

The following table summarizes the accrual balances by cost type for the restructuring actions:

	Severance	Other (1)	Total
In thousands
Restructuring accrual balance at December 31, 2018	$1,022	$558	$1,580
Provision	(15)	198	183
Cash payments	(927)	(380)	(1,307)
Changes in foreign currency exchange rates	(8)	(26)	(34)
Restructuring accrual balance at September 27, 2019	$72	$350	$422
(1) Includes costs associated with consolidation of facilities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 27, 2019 and September 28, 2018
(Unaudited)

6. RESTRUCTURING COSTS (CONTINUED)

The above accrual balance was included in other current liabilities on the Company's Consolidated Balance Sheets. Since the announcement of these restructuring activities, restructuring expense through September 27, 2019 was $9.2 million. The Aerospace segment incurred $0.1 million and $0.6 million in costs associated with the restructuring activities described above in the three-month and nine-month fiscal periods ended September 27, 2019, respectively. Included in the three-month and nine-month fiscal periods ended September 27, 2019 was $0.1 million in depreciation expense associated with an enterprise resource planning ("ERP") system that will no longer be utilized as a result of the restructuring activities. Additionally, included in the expense for the nine-month fiscal period ended September 27, 2019 was $0.3 million of cost that relates to the write-off of inventory for various small order programs that the Company will no longer continue to manufacture as a result of the consolidation of operations. For the three-month and nine-month fiscal periods ended September 28, 2018, the Aerospace segment incurred $1.2 million and $3.5 million in costs, respectively, associated with the restructuring activities described above.

Other Matters

In addition to the restructuring above, for the nine-month fiscal period ended September 28, 2018, the Aerospace segment incurred $1.2 million in costs associated with the termination of certain distributor agreements and separation costs for certain employees not covered by the restructuring activities noted above. This amount is not included in the table above.

7. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	September 27, 2019	December 31, 2018
In thousands
Trade receivables	$12,424	$11,380
U.S. Government contracts:
Billed	18,046	38,173
Cost and accrued profit - not billed	1,024	780
Commercial and other government contracts
Billed	91,237	100,603
Cost and accrued profit - not billed	9,602	900
Less allowance for doubtful accounts	(2,087)	(2,498)
Accounts receivable, net(1)	$130,246	$149,338

(1) Accounts receivable, net attributable to the Distribution segment were included in assets held for sale, current portion as of December 31, 2018 on the Company's Condensed Consolidated Balance Sheets. See Note 4, Discontinued Operations, for further information on the Company's sale of the Distribution segment.

The decrease in accounts receivable, net was primarily attributable to the receipts of payments under the Company's JPF program with the USG, K-MAX® program and the Company's bearings products. These decreases were partially offset by an increase in receivables related to a JPF Direct Commercial Sales ("DCS") contract.

Accounts receivable, net includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	September 27, 2019	December 31, 2018
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$900	$900

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 27, 2019 and September 28, 2018
(Unaudited)

8. CONTRACT ASSETS, CONTRACT COSTS AND CONTRACT LIABILITIES

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

Reconciliation of Contract Balances

Activity related to contract assets, contract costs and contract liabilities was as follows:

	September 27, 2019	December 31, 2018	$ Change	% Change
In thousands
Contract assets(1)	$119,221	$99,261	$19,960	20.1%

Contract costs, current portion	$5,705	$5,993	$(288)	(4.8)%
Contract costs, noncurrent portion	$7,820	$10,666	$(2,846)	(26.7)%

Contract liabilities, current portion(1)	$35,975	$28,865	$7,110	24.6%
Contract liabilities, noncurrent portion(1)	$55,096	$78,562	$(23,466)	(29.9)%

(1) Contract assets and contract liabilities of the Distribution segment were included in assets held for sale and liabilities held for sale, respectively, as of December 31, 2018 on the Company's Condensed Consolidated Balance Sheets. See Note 4, Discontinued Operations, for further information on the Company's sale of the Distribution segment.

Contract Assets

The increase in contract assets was primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the nine-month fiscal period ended September 27, 2019. This increase was primarily related to work performed and not yet billed on the JPF program with the USG and certain structures programs, partially offset by amounts billed on the SH-2G program for Peru. There were no significant impairment losses related to the Company's contract assets during the three-month and nine-month fiscal periods ended September 27, 2019 and September 28, 2018.

Contract assets includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts were as follows:

	September 27, 2019	December 31, 2018
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$3,588	$2,909

Contract Costs

At September 27, 2019, costs to fulfill a contract and costs to obtain a contract were $6.9 million and $6.6 million, respectively. At December 31, 2018, costs to fulfill a contract and costs to obtain a contract were $8.9 million and $7.8 million, respectively. These amounts are included in contract costs, current portion and contract costs, noncurrent portion on the Company's Condensed Consolidated Balance Sheets at September 27, 2019 and December 31, 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 27, 2019 and September 28, 2018
(Unaudited)

8. CONTRACT ASSETS, CONTRACT COSTS AND CONTRACT LIABILITIES (CONTINUED)

Contract Costs - continued

The decrease in contract costs, current portion was primarily attributable to the amortization of contract costs, partially offset by the reclassification of a portion of costs to obtain a JPF DCS contract and costs to fulfill certain structures programs from contract costs, noncurrent portion. For the three-month and nine-month fiscal periods ended September 27, 2019, amortization of contract costs was $2.2 million and $5.2 million, respectively. For the three-month and nine-month fiscal periods ended September 28, 2018, amortization of contract costs was $0.8 million and $2.5 million, respectively.

The decrease in contract costs, noncurrent portion was due to the reclassification of a portion of costs to obtain a JPF DCS contract and costs to fulfill certain structures programs to contract costs, current portion, partially offset by costs to fulfill the K-MAX® program.

Contract Liabilities

The increase in contract liabilities, current portion was primarily due to the reclassification of a portion of the advance payments received for a JPF DCS contract from contract liabilities, noncurrent portion, partially offset by revenue recognized on a JPF DCS contract and the K-MAX® program. For the three-month and nine-month fiscal periods ended September 27, 2019, revenue recognized related to contract liabilities, current portion was $14.2 million and $28.2 million, respectively. For the three-month and nine-month fiscal periods ended September 28, 2018, revenue recognized related to contract liabilities, current portion was $1.4 million and $7.8 million, respectively.

The decrease in contract liabilities, noncurrent portion was due to the reclassification of a portion of the advance payments received for a JPF DCS contract to contract liabilities, current portion. For the three-month and nine-month fiscal periods ended September 27, 2019 and September 28, 2018, the Company did not recognize revenue against contract liabilities, noncurrent portion.

9. FAIR VALUE MEASUREMENTS

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

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value:

	September 27, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
In thousands
Debt (1)	$185,315	$230,423	$299,124	$325,251

(1) These amounts are classified within Level 2.

The above fair values were computed based on quoted market prices and discounted future cash flows (observable inputs), as applicable. Differences from carrying values are attributable to interest rate changes subsequent to when the transactions occurred.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 27, 2019 and September 28, 2018
(Unaudited)

9. FAIR VALUE MEASUREMENTS (CONTINUED)

The fair values of cash and cash equivalents, accounts receivable, net and accounts payable - trade approximate their carrying amounts due to the short-term maturities of these instruments. The Company's cash and cash equivalents at September 27, 2019 included $480.0 million of Level 1 money market funds.

Recurring Fair Value Measurements

The Company holds derivative instruments for foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates and its counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy. At September 27, 2019, the derivative instruments were included in other current assets and other current liabilities on the Consolidated Balance Sheets. At December 31, 2018, the derivative instruments were included in other current liabilities on the Consolidated Balance Sheets. Based on the Company's continued ability to trade and enter into forward contracts and interest rate swaps, the Company considers the markets for its fair value instruments to be active.

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of September 27, 2019, such credit risks had not had an adverse impact on the fair value of these instruments.

Nonrecurring Fair Value Measurements

During the third quarter of 2018, the Company incurred a $10.0 million impairment charge for a certain asset group at its U.K. business. Refer to Note 12, Goodwill and Other Intangible Assets, Net for further information regarding the calculation of fair value.

10. DERIVATIVE FINANCIAL INSTRUMENTS

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

Forward Exchange Contracts

The Company holds forward exchange contracts designed to hedge forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on the Company’s earnings and cash flows. Some of these contracts are designated as cash flow hedges. The Company will include in earnings amounts currently included in accumulated other comprehensive income upon recognition of cost of sales related to the underlying transaction. These contracts were not material to the Company's Condensed Consolidated Balance Sheets as of September 27, 2019 and December 31, 2018. The activity related to these contracts was not material to the Company's Condensed Consolidated Financial Statements for the three-month and nine-month fiscal periods ended September 27, 2019 and September 28, 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 27, 2019 and September 28, 2018
(Unaudited)

11. INVENTORIES

Inventories consisted of the following:

	September 27, 2019	December 31, 2018
In thousands
Raw materials	$15,331	$15,939
Contracts and other work in process (including certain general stock materials)	132,519	96,667
Finished goods	25,293	18,963
Inventories(1)	$173,143	$131,569

(1) Inventories of the Distribution segment were included in assets held for sale, current portion as of December 31, 2018 on the Company's Condensed Consolidated Balance Sheets. See Note 4, Discontinued Operations, for further information on the Company's sale of the Distribution segment.

The increase in contracts and other work in process (including certain general stock materials) for the nine-month fiscal period ended September 27, 2019 was primarily attributable to work performed on the JPF DCS program, K-MAX® program and bearings products.

Inventories include amounts associated with matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts were as follows:

	September 27, 2019	December 31, 2018
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$403	$508

At September 27, 2019 and December 31, 2018, $51.5 million and $34.7 million, respectively, of K-MAX® inventory, including inventory associated with the new build aircraft, was included in contracts and other work in process inventory and finished goods on the Company's Condensed Consolidated Balance Sheets. Management believes that approximately $19.1 million of the K-MAX® inventory will be sold after September 27, 2020, based upon the anticipation of additional aircraft manufacturing and supporting the fleet for the foreseeable future.

At September 27, 2019 and December 31, 2018, $5.3 million and $5.4 million, respectively, of SH-2G(I) inventory was included in contracts and other work in process inventory on the Company's Condensed Consolidated Balance Sheets. Management believes that approximately $4.9 million of the SH-2G(I) inventory will be sold after September 27, 2020. This balance represents spares requirements and inventory to be used on SH-2G programs.

12. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for continuing operations:

In thousands
Gross balance at December 31, 2018	$212,413
Accumulated impairment	(16,252)
Net balance at December 31, 2018	196,161
Additions	—
Impairments	—
Foreign currency translation	(4,943)
Ending balance at September 27, 2019(1)	$191,218

(1) Goodwill of the Distribution segment was included in assets held for sale, noncurrent portion as of December 31, 2018 on the Company's Condensed Consolidated Balance Sheets. See Note 4, Discontinued Operations, for further information on the Company's sale of the Distribution segment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 27, 2019 and September 28, 2018
(Unaudited)

12. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)

Goodwill - continued

In accordance with ASC 350, Intangibles - Goodwill and Other, the Company evaluates goodwill for possible impairment on at least an annual basis. The Company is currently in the process of preparing its forecast, which it will use to complete its annual evaluation during the fourth quarter of 2019. Based upon the information obtained at this point in the forecast process, management has determined that the Company will perform a quantitative assessment, rather than a qualitative assessment, for the Aerosystems reporting unit. The quantitative assessment could result in the determination that there has been an impairment of some or all of its goodwill associated with the reporting unit. The goodwill associated with the Aerosystems reporting unit was $49.1 million as of September 27, 2019.

Other Intangibles

Other intangible assets consisted of:

		At September 27,		At December 31,
		2019		2018
	Amortization Period	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
In thousands
Customer lists / relationships	6-26 years	$56,223	$(20,543)	$57,263	$(18,587)
Developed technologies	10-20 years	19,340	(4,840)	19,729	(3,998)
Trademarks / trade names	15-17 years	4,886	(1,252)	5,117	(1,055)
Non-compete agreements and other	1-15 years	2,261	(2,243)	2,350	(2,330)
Patents	17 years	523	(452)	523	(445)
Total(1)		$83,233	$(29,330)	$84,982	$(26,415)

(1) Other intangible assets of the Distribution segment were included in assets held for sale, noncurrent portion as of December 31, 2018 on the Company's Condensed Consolidated Balance Sheets. See Note 4, Discontinued Operations, for further information on the Company's sale of the Distribution segment.

In accordance with ASC 360 - Property, Plant, and Equipment ("ASC 360"), the Company is required to evaluate long-lived intangible assets for possible impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. During the third quarter of 2018, management identified a triggering event for possible impairment at a certain asset group in its U.K. business requiring the Company to evaluate the intangible assets for impairment. The evaluation resulted in a $10.0 million impairment of customer lists/relationships for a certain asset group within the Company's U.K. business incurred in the three-month and nine-month fiscal periods ended September 28, 2018. See Note 10, Goodwill and Other Intangible Assets, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for further information on the evaluation. No such impairment charges were incurred in the three-month and nine-month fiscal periods ended September 27, 2019.

13. DEBT

Credit Agreement

The company has a $700.0 million Credit Agreement, as amended, with JP Morgan Chase Bank N.A., as Administrative Agent, Bank of America, N.A. and Citizens Bank N.A. as Co-Syndication Agents and SunTrust Bank, Keybank N.A., TD Bank, N.A., BB&T and Fifth Third Bank, as Co-Documentation Agents (the "Credit Agreement"). The Credit Agreement matures on May 6, 2020, and consists of a revolving credit facility of $600.0 million and a term loan commitment of $100.0 million.

During the third quarter of 2019, the Company used the proceeds received from the sale of the Distribution segment to pay down $163.8 million of outstanding amounts on both the revolving credit facility and term loan. Prior to the pay down, the term loan commitment required quarterly payments of principal (which commenced on June 30, 2015) at the rate of $1.25 million, increasing to $1.875 million on June 30, 2017, and then to $2.5 million on June 30, 2019, with $65.0 million payable in the final quarter of the facility's term. Refer to Note 12, Debt, in the Notes to the Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of the Annual Report on Form 10-K for the year ended December 31, 2018 for further information on the Credit Agreement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 27, 2019 and September 28, 2018
(Unaudited)

14. PENSION PLANS

Components of net pension cost for the Qualified Pension Plan and Supplemental Employees’ Retirement Plan ("SERP") were as follows:

	For the Three Months Ended
	Qualified Pension Plan		SERP
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
In thousands
Service cost	$1,275	$1,224	$—	$—
Interest cost on projected benefit obligation	6,606	5,951	59	72
Expected return on plan assets	(10,640)	(11,960)	—	—
Amortization of net loss	3,815	2,843	61	73
Additional amount recognized due to curtailment/settlement	—	—	—	46
Net pension cost (income)	$1,056	$(1,942)	$120	$191

	For the Nine Months Ended
	Qualified Pension Plan		SERP
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
In thousands
Service cost	$3,825	$3,672	$—	$—
Interest cost on projected benefit obligation	19,817	17,853	177	189
Expected return on plan assets	(31,920)	(35,880)	—	—
Amortization of net loss	11,445	8,529	183	220
Additional amount recognized due to curtailment/settlement	—	—	—	46
Net pension cost (income)	$3,167	$(5,826)	$360	$455

During the nine-month fiscal period ended September 27, 2019, the Company contributed $0.4 million to the SERP and plans to contribute an additional $0.1 million to the SERP in the fourth quarter of 2019. The Company does not anticipate making any contributions to the qualified pension plan in 2019. For the 2018 plan year, the Company contributed $30.0 million to the qualified pension plan and $0.9 million to the SERP.

15. COMMITMENTS AND CONTINGENCIES

Pension Freeze

Effective December 31, 2015, the Company's qualified pension plan was frozen with respect to future benefit accruals. Under USG Cost Accounting Standard (“CAS”) 413 the Company must determine the USG’s share of any pension curtailment adjustment calculated in accordance with CAS. Such adjustments can result in an amount due to the USG for pension plans that are in a surplus position or an amount due to the contractor for plans that are in a deficit position. During the fourth quarter of 2016, the Company accrued a $0.3 million liability representing its estimate of the amount due to the USG based on the Company's pension curtailment adjustment calculation, which was submitted to the USG for review in December 2016. The Company maintained its accrual at $0.3 million as of September 27, 2019. There can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on the Company's results of operations, financial position and cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 27, 2019 and September 28, 2018
(Unaudited)

15. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

The Company's estimate of its portion of the cost to assess the environmental conditions and remediate this site is $2.3 million, all of which has been accrued. The remediation has been substantially completed and the Company continues to monitor the results of the remediation. The total amount paid to date in connection with these environmental remediation activities is $1.6 million. At September 27, 2019, the Company had $0.7 million accrued for these environmental remediation activities. A portion ($0.1 million) of the accrual related to this property is included in other current liabilities and the balance is included in other long-term liabilities. The remaining balance of the accrual reflects the total anticipated cost of completing these environmental remediation activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

Bloomfield Property

In connection with the Company’s 2008 purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation had leased from NAVAIR, the Company assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and is currently remediating the property under the guidance of the Connecticut Department of Environmental Protection. The assumed environmental liability of $10.3 million was determined by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. The total amount paid to date in connection with these environmental remediation activities is $14.2 million. At September 27, 2019, the Company had $2.0 million accrued for these environmental remediation activities. A portion ($0.2 million) of the accrual related to this property is included in other current liabilities, and the balance is included in other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

Rimpar Property

In connection with the Company's 2015 acquisition of GRW Bearing GmbH, a German-based designer and manufacturer of super precision, miniature ball bearings, the Company assumed responsibility for the environmental remediation at the Rimpar, Germany facility. In 2016, the Company completed an assessment which determined the estimated remediation liability was $0.5 million. The total amount paid to date in connection with these environmental remediation activities is $0.2 million. The balance ($0.3 million) of the accrual related to this property is included in other current liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 27, 2019 and September 28, 2018
(Unaudited)

15. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Offset Agreement

During January 2018, the Company entered into an offset agreement as a condition to obtaining orders from a foreign customer for the Company's JPF product. This agreement is designed to return economic value to the foreign country by requiring the Company to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. The offset agreement may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects and the purchase by third parties of supplies from in-country vendors. This agreement may also be satisfied through the Company's use of cash for activities, such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. At September 27, 2019, the offset agreement had an outstanding notional value of approximately $194.0 million, which is equal to sixty percent of the contract value of $324.0 million as defined by the agreement between the customer and the Company. The amount ultimately applied against the offset agreement is based on negotiations with the customer and may require cash outlays that represent only a fraction of the notional value in the offset agreement.

The Company continues to work with the customer to further define the requirements to satisfy the offset agreement. The satisfaction of the offset requirements will be determined by the customer and is expected to occur over a seven-year period. In the event the offset requirements of the contract are not met, the Company could be liable for potential penalties up to $16.5 million payable to the customer. The Company began recognizing revenue associated with this contract in the third quarter of 2019 and has considered the potential penalties of $16.5 million as a reduction to the transaction price in its determination of the value of the remaining performance obligations within this contract. At the point the Company has an approved plan to satisfy the offset requirements, the Company will include the value of the potential penalties in backlog to the extent those penalties are expected to be offset and begin recognizing revenue on the total contract value.

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

16. LEASES

The Company's operating leases consist of rent commitments under various leases for office space, warehouses, land and buildings at varying dates from January 2019 to December 2024. The terms of most of these leases are in the range of 3 to 7 years, with certain leases renewable for varying periods. It is expected that in the normal course of business leases that expire will be renewed or replaced by leases on other similar property. Some of the Company's lease obligations have rent escalations or contingent rent that are recognized on a straight-line basis over the entire lease term. Material leasehold improvements and other landlord incentives are amortized over the shorter of their economic lives or the lease term, including renewal periods, if reasonably assured. Substantially all real estate taxes, insurance and maintenance expenses associated with leased facilities are obligations of the Company. The terms for most machinery and equipment leases range from 3 to 5 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 27, 2019 and September 28, 2018
(Unaudited)

16. LEASES (CONTINUED)

The Company's finance leases consist of assets purchased under the Company's master leasing agreement with PNC, including machinery, office furniture and equipment and construction in process. At September 27, 2019, the Company's master leasing agreement with PNC had a total capacity to $20.0 million. The terms of these leases are 5 years. Amortization of these assets is included in depreciation and amortization expense. At September 27, 2019, $8.2 million of assets included in property, plant and equipment, net of accumulated depreciation, were accounted for as finance leases purchased under the Company's master leasing agreement with PNC. At September 27, 2019, the Company had accumulated depreciation of $2.2 million associated with these assets. Additionally, $2.7 million of assets purchased under the Company's master leasing agreement were included in construction in process in property, plant and equipment, net of accumulated depreciation. At December 31, 2018, $10.8 million of assets purchased under the Company's master leasing agreement and accounted for as capital leases were included in property, plant and equipment, net of accumulated depreciation, with accumulated depreciation of $1.5 million. Finance leases (capital leases at December 31, 2018) of the Distribution segment were included in assets held for sale, noncurrent portion on the Company's Condensed Balance Sheets. See Note 4, Discontinued Operations, for further information on the Company's sale of the Distribution segment.

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

Right-of-use assets, net consisted of the following:

	Classification	September 27, 2019(1)
In thousands
Assets
Operating lease right of use assets	Operating lease right-of-use assets, net	$16,001
Finance lease right of use assets	Property, plant and equipment, net of accumulated depreciation	6,079
Total leased assets		$22,080
(1) The Company elected the modified retrospective transition method that applies ASC 842 as of January 1, 2019. See Note 3, Significant Accounting Policies Update, for further information on the adoption of ASC 842.

The lease liability and future rental payments are required under leases that have initial or remaining non-cancellable lease terms in excess of one year as of September 27, 2019. Lease liabilities consisted of the following:

	Classification	September 27, 2019	December 31, 2018
In thousands
Liabilities
Current
Operating lease liability, current portion	Operating lease liabilities, current portion	$4,642	$—
Finance lease liability, current portion	Other current liabilities	1,892	1,803
Noncurrent
Operating lease liability, noncurrent portion	Operating lease liabilities, noncurrent portion	12,295	—
Finance lease liability, noncurrent portion	Other long-term liabilities	5,809	6,260
Total lease liabilities(1)		$24,638	$8,063

(1) Lease liabilities of the Distribution segment were included in liabilities held for sale as of December 31, 2018 on the Company's Condensed Consolidated Balance Sheets. See Note 4, Discontinued Operations, for further information on the Company's sale of the Distribution segment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 27, 2019 and September 28, 2018
(Unaudited)

16. LEASES (CONTINUED)

Future rental payments for continuing operations consisted of the following:

September 27, 2019
In thousands

Operating leases
2019(1)	$1,484
2020	4,949
2021	4,024
2022	3,268
2023	2,755
Thereafter	2,048
Total future operating lease payments	$18,528
Interest	(1,591)
Present value of future operating lease payments	$16,937

Finance leases
2019(1)	$442
2020	2,085
2021	1,954
2022	1,695
2023	1,179
Thereafter	664
Total future finance lease payments	$8,019
Interest	(318)
Present value of future finance lease payments	$7,701

Present value of total future lease payments	$24,638

(1) Payments for 2019 include payments for the remaining three months of the year ended December 31, 2019.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 27, 2019 and September 28, 2018
(Unaudited)

16. LEASES (CONTINUED)

The following table illustrates the components of lease expense for the Company's leases.

	For the Three Months Ended	For the Nine Months Ended
	September 27, 2019	September 27, 2019
In thousands
Finance lease cost
Amortization of right-of-use assets	$235	$700
Interest on lease liabilities	75	228
Operating lease cost	1,255	3,809
Short-term lease cost	26	93
Variable lease cost	14	67
Total lease expense(1)	$1,605	$4,897

(1) Lease expense of the Distribution segment was included in discontinued operations on the Company's Condensed Consolidated Statement of Operations. See Note 4, Discontinued Operations, for further information on the Company's sale of the Distribution segment.

The following table segregates cash paid for the Company's leases.

September 27, 2019
In thousands
Operating cash flows from operating leases	$(3,673)
Operating cash flows from finance leases	(1,193)
Financing cash flows from finance leases	(228)
Total cash flows from leasing activities(1)	$(5,094)

(1) Cash flows from leasing activities of the Distribution segment was included in discontinued operations on the Company's Condensed Consolidated Statement of Cash Flows. See Note 4, Discontinued Operations, for further information on the Company's sale of the Distribution segment.

During the nine-month fiscal period ended September 27, 2019, $1.0 million and $1.5 million in right-of-use assets were obtained in exchange for new operating lease liabilities and finance lease liabilities, respectively.

Other information related to leases is as follows:

September 27, 2019

Weighted-average remaining lease term
Operating leases	4.26
Finance leases	3.47
Weighted-average discount rate
Operating leases	4.33%
Finance leases	4.02%

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 27, 2019 and September 28, 2018
(Unaudited)

17. COMPUTATION OF EARNINGS PER SHARE (CONTINUED)

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
In thousands, except per share amounts
Earnings from continuing operations	$10,130	$(9,503)	$22,341	$245
Total earnings from discontinued operations	132,646	10,935	148,026	30,347
Net earnings	$142,776	$1,432	$170,367	$30,592

Basic:
Weighted average number of shares outstanding	27,952	28,009	27,941	27,944

Earnings per share from continuing operations	$0.36	$(0.34)	$0.80	$0.01
Earnings per share from discontinued operations	4.75	0.39	5.30	1.08
Basic earnings per share	$5.11	$0.05	$6.10	$1.09

Diluted:
Weighted average number of shares outstanding	27,952	28,009	27,941	27,944
Weighted average shares issuable on exercise of dilutive stock options	165	208	163	222
Weighted average shares issuable on exercise of convertible notes	—	41	—	49
Weighted average shares issuable on redemption of warrants related to the 2017 Notes	—	—	—	43
Total	28,117	28,258	28,104	28,258

Earnings per share from continuing operations	$0.36	$(0.34)	$0.79	$0.01
Earnings per share from discontinued operations	4.72	0.39	5.27	1.07
Diluted earnings per share	$5.08	$0.05	$6.06	$1.08

Equity awards

For the three-month and nine-month fiscal periods ended September 27, 2019, respectively, 373,935 and 377,942 shares issuable under equity awards granted to employees were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period. For the three-month and nine-month fiscal periods ended September 28, 2018, respectively, 169,235 and 183,595 shares issuable under equity awards granted to employees were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period.

2024 Convertible Notes

For the three-month and nine-month fiscal periods ended September 27, 2019 and September 28, 2018, shares issuable under the Convertible Notes due 2024 were excluded from the diluted earnings per share calculation because the conversion price was more than the average market price of the Company's stock during the periods.

Warrants

For the nine-month fiscal period ended September 28, 2018, shares issuable under the warrants issued in connection with the Company's 2017 Notes were included in the calculation for diluted earnings per share as the strike price of the warrants was less than the average price of the Company's stock.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 27, 2019 and September 28, 2018
(Unaudited)

18. SHARE-BASED ARRANGEMENTS

The Company accounts for stock options, restricted stock awards, restricted stock units and performance shares as equity awards and measures the cost of all share-based payments, including stock options, at fair value on the grant date and recognizes this cost in the statement of operations. The Company also has an employee stock purchase plan which is accounted for as a liability award.

Compensation expense for stock options, restricted stock awards and restricted stock units is recognized on a straight-line basis over the vesting period of the awards. Share-based compensation expense recorded for continuing operations for the three-month and nine-month fiscal periods ended September 27, 2019 was $0.4 million and $4.0 million, respectively. Share-based compensation expense recorded for continuing operations for the three-month and nine-month fiscal periods ended September 28, 2018, was $0.9 million and $4.2 million, respectively. These amounts were included in selling, general and administrative expenses on the Company's Condensed Consolidated Statement of Operations.

Share-based compensation expense recorded for discontinued operations for the three-month and nine-month fiscal periods ended September 27, 2019 was $2.6 million and $2.9 million, respectively. Of these amounts, $0.3 million and $0.5 million was included in earnings from discontinued operations, net of tax on the Company's Condensed Consolidated Statement of Operations for the three-month and nine-month fiscal periods ended September 27, 2019, respectively. As a result of the Company selling its Distribution segment, the vesting dates of all outstanding unvested stock options and restricted stock awards for Distribution employees were accelerated to vest on the closing date. These stock options and awards would not have vested prior to the closing date; therefore, the related stock-based compensation expense previously recognized through the modification date of $0.4 million was reduced to zero and a new fair value of the options and awards was established on the date the Company entered into the definitive agreement to sell the Distribution segment. The expense of $2.8 million was recognized ratably from the date of signing the definitive agreement to the closing date of the sale. The amount included in the gain on disposal of discontinued operations, net of tax attributable to the acceleration and modification of these awards was $2.4 million for both the three-month and nine-month fiscal periods ended September 27, 2019. Share-based compensation expense recorded for discontinued operations for the three-month and nine-month fiscal periods ended September 28, 2018, was $0.3 million and $0.8 million, respectively. These amounts were included in earnings from discontinued operations, net of tax on the Company's Condensed Consolidated Statement of Operations.

From time-to-time, the Company has issued stock awards with market and performance based conditions. Throughout the course of the requisite service period, the Company monitors the level of achievement compared to the target and adjusts the number of shares expected to be earned, and the related compensation expense recorded thereafter, to reflect the most probable outcome. The number of shares earned under an award granted in 2016 has been determined at a 130% achievement level, representing 925 shares delivered in 2019. The number of shares earned were pro-rated to reflect the number of days the participant was employed by the Company during the performance period. There are no outstanding awards with these conditions that have not been settled. Compensation expense for these awards for the three-month and nine-month fiscal periods ended September 27, 2019, and September 28, 2018, was not material.

Stock option activity was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2019		September 27, 2019
	Options	Weighted - average exercise price	Options	Weighted - average exercise price
Options outstanding at beginning of period	1,048,630	$49.26	935,252	$45.91
Granted	—	$—	194,470	$61.02
Exercised	(110,453)	$39.20	(173,592)	$37.08
Forfeited or expired	(725)	$62.46	(18,678)	$58.18
Options outstanding at September 27, 2019	937,452	$50.44	937,452	$50.44

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 27, 2019 and September 28, 2018
(Unaudited)

18. SHARE-BASED ARRANGEMENTS (CONTINUED)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	For the Nine Months Ended
	September 27, 2019	September 28, 2018
Expected option term (years)	4.9	4.9
Expected volatility	19.4%	18.1%
Risk-free interest rate	2.5%	2.6%
Expected dividend yield	1.3%	1.5%
Per share fair value of options granted	$11.18	$10.65

Restricted stock award and restricted stock unit activity were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2019		September 27, 2019
	Restricted Stock	Weighted- average grant date fair value	Restricted Stock	Weighted- average grant date fair value
Restricted Stock outstanding at beginning of period	137,880	$54.27	143,697	$49.97
Granted	—	$—	63,804	$60.86
Vested	(38,205)	$55.65	(102,467)	$52.69
Forfeited or expired	—	$—	(5,359)	$57.59
Restricted Stock outstanding at September 27, 2019	99,675	$53.74	99,675	$53.74

19. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in shareholders’ equity for the three-month and nine-month fiscal periods ended September 27, 2019, and September 28, 2018, were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
In thousands
Beginning balance	$658,169	$642,772	$633,157	$635,656
Comprehensive income	137,127	2,120	169,002	29,745
Dividends declared (per share of common stock, $0.20 and $0.20, and $0.60 and $0.60, respectively)	(5,589)	(5,598)	(16,767)	(16,782)
Employee stock plans and related tax benefit	5,070	1,174	8,616	6,448
Purchase of treasury shares	(8,943)	(3,346)	(12,006)	(12,170)
Share-based compensation expense	3,072	1,172	6,904	4,989
Changes due to convertible notes transactions	38	—	38	(8)
Impact of change in revenue accounting standard(1)	—	—	—	(9,584)
Ending balance	$788,944	$638,294	$788,944	$638,294
(1) For further information on the impact of the change in the revenue accounting standard for the nine-month fiscal period ended September 28, 2018, refer to Note 2, Accounting Changes, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 27, 2019 and September 28, 2018
(Unaudited)

19. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (CONTINUED)

The components of accumulated other comprehensive income (loss) are shown below:

	For the Three Months Ended
	September 27, 2019	September 28, 2018
In thousands
Foreign currency translation and other:
Beginning balance	$(16,167)	$(13,009)
Net gain (loss) on foreign currency translation	(8,585)	(1,522)
Other comprehensive income (loss), net of tax	(8,585)	(1,522)
Ending balance	$(24,752)	$(14,531)

Pension and other post-retirement benefits(1):
Beginning balance	$(137,541)	$(104,340)
Amortization of net loss, net of tax expense of $940 and $706, respectively	2,936	2,210
Other comprehensive income, net of tax	2,936	2,210
Ending balance	$(134,605)	$(102,130)

Total accumulated other comprehensive loss	$(159,357)	$(116,661)
(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
(See Note 14, Pension Plans for additional information.)

	For the Nine Months Ended
	September 27, 2019	September 28, 2018
In thousands
Foreign currency translation and other:
Beginning balance	$(14,579)	$(7,054)
Net loss on foreign currency translation	(10,173)	(7,477)
Other comprehensive (loss) income, net of tax	(10,173)	(7,477)
Ending balance	$(24,752)	$(14,531)

Pension and other post-retirement benefits(1):
Beginning balance	$(120,319)	$(108,760)
Amortization of net loss, net of tax expense of $2,820 and $2,119, respectively	8,808	6,630
Other comprehensive income, net of tax	8,808	6,630
Reclassification of stranded tax effects resulting from Tax Reform to retained earnings(2)	(23,094)	—
Ending balance	$(134,605)	$(102,130)

Total accumulated other comprehensive loss	$(159,357)	$(116,661)
(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
(See Note 14, Pension Plans for additional information.)
(2) See Note 2, Recent Accounting Standards, for additional information regarding the reclassification of stranded tax effects resulting from Tax Reform to retained earnings.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 27, 2019 and September 28, 2018
(Unaudited)

20. INCOME TAXES

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018

Effective Income Tax Rate from continuing operations	18.5%	(6.3)%	12.7%	90.7%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings from continuing operations for the period. The changes in the effective tax rate from continuing operations for the three-month and nine-month fiscal periods ended September 27, 2019, compared to the corresponding rates in the prior year were primarily caused by foreign losses in the prior periods for which no tax benefit could be recorded that resulted in lower pretax income and atypical effective tax rates. The favorable rate for the nine-month fiscal period ended September 27, 2019 was mostly due to the reversal of valuation allowances which had been recorded against deferred tax assets related to state operating loss carryforwards. Additionally, the effective tax rates in all periods presented include benefit provided under the Foreign Derived Intangible Income provisions related to export sales.

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

The Company has assessed both positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize the $46.5 million of deferred tax assets recorded as of September 27, 2019. Through the end of the third quarter of 2019, the Company believes it is more likely than not that only $39.3 million of these deferred tax assets will be realized and, as such, has recorded a valuation allowance of $7.2 million. Going forward, management will continue to assess the available positive and negative evidence to determine whether it is likely sufficient future taxable income will be generated to permit the use of these deferred tax assets. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income are reduced or increased, or if additional weight is given to subjective evidence such as future expected growth because objective negative evidence in the form of cumulative losses is no longer present.

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

OVERVIEW OF BUSINESS

Kaman Corporation (the "Company") currently operates as a single Aerospace segment that produces and markets proprietary aircraft bearings and components; super precision, miniature ball bearings for the medical, industrial and aerospace markets; complex metallic and composite aerostructures for commercial, military and general aviation fixed and rotary wing aircraft; and safe and arming solutions for missile and bomb systems for the U.S. and allied militaries. The segment also manufactures and supports our K-MAX® manned and unmanned medium-to-heavy lift helicopters and restores, modifies and supports our SH-2G Super Seasprite maritime helicopters.

Financial performance

•
Net sales from continuing operations increased 16.3% and 1.7%, for the three-month and nine-month fiscal periods ended September 27, 2019, respectively, compared to the comparable fiscal periods in the prior year.

•
Earnings from continuing operations increased for the three-month fiscal and nine-month fiscal periods ended September 27, 2019 when compared to the comparable fiscal periods in the prior year. These increases were primarily driven by higher gross profit due to our Joint Programmable Fuze ("JPF") program customer mix and the absence of the $10.0 million other intangibles asset impairment incurred in the prior year, partially offset by lower non-service pension and post retirement benefit income.

•
Diluted earnings per share from continuing operations increased to $0.36 for the three-month fiscal period ended September 27, 2019, an increase of $0.70 when compared to the comparable fiscal period in the prior year. Diluted earnings per share from continuing operations increased to $0.79 for the nine-month fiscal period ended September 27, 2019, an increase of $0.78 when compared to the comparable fiscal period in the prior year.

•
Cash provided by operating activities of continuing operations during the nine-month fiscal period ended September 27, 2019, was $11.3 million, $101.8 million less than the comparable fiscal period in the prior year. This change was primarily due to the absence of advance payments received in connection with a JPF direct commercial sales ("DCS") contract received in the prior year.

•
Total unfulfilled performance obligations ("backlog") increased 0.4% to $855.4 million compared to total backlog at December 31, 2018, driven by new orders on various programs, partially offset by deliveries of direct commercial JPF orders and bearings products and work performed on our JPF program with the U.S. Government ("USG").

Recent events

•	Subsequent to the end of the third quarter of 2019, we received an order for the K-MAX® medium-to-heavy lift helicopter.

•	In September 2019, we received five orders for K-MAX® unmanned system kits.

•	In September 2019, we received our second significant JPF DCS order in the year with an expected total value of $42 million.

•	During the third quarter of 2019, we received two orders for the K-MAX® medium-to-heavy lift helicopter.

•	In August 2019, we completed the sale of our Distribution segment for total cash consideration of $700 million, excluding certain working capital adjustments.

RESULTS OF OPERATIONS

During the third quarter of 2019, the Company completed the sale of its Distribution segment to affiliates of Littlejohn & Co., LLC for total cash consideration of $700.0 million, excluding certain working capital adjustments. As a result of the sale, the Distribution segment results met the criteria for the presentation of discontinued operations. The results presented below represent the results of continuing operations, which include the Aerospace segment and our Corporate office. See Note 4, Discontinued Operations, to the Condensed Consolidated Financial Statements for further information on the Company's sale of the Distribution segment.

Results from Continuing Operations

Net Sales from Continuing Operations

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
	(in thousands)
Net sales	$182,670	$157,134	$523,816	$515,135
$ change	25,536	(22,271)	8,681	1,107
% change	16.3%	(12.4)%	1.7%	0.2%

Net sales increased for the three-month fiscal period ended September 27, 2019, as compared to the corresponding period in 2018, primarily due to increases of $17.2 million and $9.0 million in our safe and arm devices and commercial product programs, respectively. Foreign currency exchange rates relative to the U.S. dollar had an unfavorable impact of $1.4 million on net sales for the three-month fiscal period ended September 27, 2019.

The increase in sales under our safe and arm devices product programs was primarily attributable to higher direct commercial sales of our JPF to foreign militaries, partially offset by lower sales under our JPF program with the USG and the FMU-139 program.

Higher sales under our commercial product programs was primarily driven by higher sales volume of our commercial bearings products and an increase in sales on our Boeing 767/777 program and Sikorsky S70 program.

Sales for military and defense products, excluding safe and arm devices product programs, remained relatively flat for the three-month fiscal period. This was a result of $2.5 million in higher sales under our 7P Door Surround Program, mostly offset by lower sales under our SH-2G program for Peru.

Net sales increased for the nine-month fiscal period ended September 27, 2019, as compared to the corresponding period in 2018, primarily due to increases of $19.3 million and $6.2 million in our safe and arm devices and commercial product programs, respectively. These increases were partially offset by a decrease in sales of $16.9 million on our military and defense products, excluding safe and arm devices product programs. Foreign currency exchange rates relative to the U.S. dollar had an unfavorable impact of $5.8 million on net sales for the nine-month fiscal period ended September 27, 2019.

The increase in sales of our safe and arm device product programs was primarily attributable to higher direct commercial sales of our JPF to foreign militaries, partially offset by a 27.6% decrease in sales under our JPF program with the USG.

The increase in sales on our commercial product programs was driven by higher sales on our Sikorsky S70 program, Boeing 767/777 program and certain composite structures programs. These increases, totaling $17.6 million, were partially offset by a decrease in sales under the K-MAX® program, lower sales under certain composite structures programs from foreign operations and the absence of sales from our former engineering services business.

The decrease in sales under our military and defense, excluding safe and arm devices product programs was primarily attributable to lower sales under our SH-2G program for Peru, the AH-1Z program, the Sikorsky BLACK HAWK helicopter program and the Combat Rescue helicopter program, and the absence of sales from our former U.K. Tooling business. These decreases, totaling $23.8 million, were partially offset by higher sales on the Boeing 7P Door Surround program.

Gross Profit from Continuing Operations

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
	(in thousands)
Gross profit	$61,133	$47,688	$168,243	$154,309
$ change	13,445	(13,633)	13,934	(5,730)
% change	28.2%	(22.2)%	9.0%	(3.6)%
% of net sales	33.5%	30.3%	32.1%	30.0%

Gross profit increased for the three-month fiscal period ended September 27, 2019, as compared to the corresponding period in 2018. This was primarily attributable to higher direct commercial sales of our JPF to foreign militaries and higher sales and associated gross profit on our bearings products. These increases, totaling $18.8 million, were partially offset by lower sales and associated gross profit under our JPF program with the USG.

Gross profit increased for the nine-month fiscal period ended September 27, 2019, as compared to the corresponding period in 2018. This was a result of higher direct commercial sales of our JPF to foreign militaries and higher gross profit on certain composite structures programs. These increases, totaling $24.8 million, were partially offset by lower sales and associated gross profit on our SH-2G program for Peru and the K-MAX® program.

Selling, General & Administrative Expenses (S,G&A) from Continuing Operations

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
	(in thousands)
S,G&A	$43,855	$43,403	$127,614	$132,274
$ change	452	839	(4,660)	4,845
% change	1.0%	2.0%	(3.5)%	3.8%
% of net sales	24.0%	27.6%	24.4%	25.7%

S,G&A for the three-month fiscal period ended September 27, 2019 remained relatively flat when compared to the corresponding period in 2018, which was due to an increase in corporate expenses, mostly offset by a decrease in expenses at our Aerospace segment. Corporate expenses increased primarily due to $1.9 million in higher costs associated with corporate development activities, an increase in pension expense, and higher incentive compensation costs. The decrease in expenses at the Aerospace segment was primarily attributable to the absence of $1.3 million in costs incurred in the prior year for employee tax-related matters and lower depreciation expense as a result of our restructuring efforts in the prior year.

The decrease in S,G&A for the nine-month fiscal period ended September 27, 2019, compared to the corresponding period in 2018, was due to a decrease in expenses at our Aerospace segment, partially offset by higher corporate expenses. The decrease in expenses at the Aerospace segment was primarily attributable to the absence of $1.3 million in costs incurred in the prior year for employee tax-related matters, a decrease in salary and wage expense and lower depreciation expense as a result of our restructuring efforts in the prior year. These decreases were partially offset by higher corporate expenses driven by $1.9 million in higher costs associated with corporate development activities, an increase in pension expense and higher incentive compensation costs.

Other Intangible Assets Impairment from Continuing Operations

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
	(in thousands)
Other intangible assets impairment	$—	$10,039	$—	$10,039

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
using an income approach, which resulted in an impairment charge of $10.0 million, or the remaining balance of the customer lists/relationships at a certain asset group within the U.K. business.

Costs from Transition Service Agreement

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
	(in thousands)
Costs from transition services agreement	$1,154	$—	$1,154	$—

Upon closing the sale of the Distribution segment, the Company entered into a transition services agreement ("TSA") with the buyer, pursuant to which the Company agreed to support the information technology, human resources and benefits, tax and treasury functions of the Distribution segment for six to twelve months. The buyer has the option to extend the support period for up to an additional year for certain services. The Company incurred $1.2 million in costs associated with the TSA in both the three-month and nine-month fiscal periods ended September 27, 2019. These costs are partially offset by $0.9 million in income earned from the transition services agreement included in income from transition services agreement, which is below operating income on the Company's Condensed Consolidated Statement of Operations.

Restructuring Costs from Continuing Operations

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
	(in thousands)
Restructuring costs	$81	$1,214	$553	$4,711

During the third quarter of 2017, we announced restructuring activities at our Aerospace segment to support the ongoing effort of improving capacity utilization and operating efficiency to better position the Company for increased profitability and growth. Such actions include workforce reductions and the consolidation of operations, which we expect to continue through the planned completion in 2019. The Aerospace segment incurred $0.1 million and $0.6 million in costs associated with these restructuring activities in the three-month and nine-month fiscal periods ended September 27, 2019, respectively. In the three-month and nine-month fiscal periods ended September 28, 2018, we recorded $1.2 million and $3.5 million, respectively, in costs associated with these restructuring activities. In addition to these costs, the Aerospace segment incurred $1.2 million in other non-related restructuring costs associated with the termination of certain distributor agreements and separation costs associated with certain employees not included in the restructuring activities discussed above in the nine-month fiscal period ended September 28, 2018, respectively.

Operating Income from Continuing Operations

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
	(in thousands)
Aerospace	$34,142	$7,206	$85,352	$52,609
Net (loss) gain on sale of assets	(416)	(30)	(351)	1,559
Corporate expense	(18,099)	(14,174)	(46,430)	(45,324)
Operating income (loss)	$15,627	$(6,998)	$38,571	$8,844
$ change	22,625	(23,237)	29,727	(21,285)
% change	323.3%	(143.1)%	336.1%	(70.6)%
% of net sales	8.6%	(4.5)%	7.4%	1.7%

Operating income increased for the three-month and nine-month fiscal periods ended September 27, 2019, versus the comparable periods in 2018. The increases in operating income were primarily due to increases in operating income at our Aerospace segment of $26.9 million and $32.7 million for the three-month and nine-month fiscal periods, respectively, driven by increases in gross profit on certain programs discussed above, the absence of the other intangibles assets impairment incurred in the prior year, lower restructuring costs and lower S,G&A, as discussed above. These changes were partially offset by higher corporate expenses as discussed above. Additionally offsetting these changes in the nine-month fiscal period was a net loss on the sale of assets of $0.4 million incurred in the current period compared to a net gain on the sale of assets of $1.6 million realized in the comparable period in 2018.

Interest Expense, Net from Continuing Operations

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
	(in thousands)
Interest expense, net	$4,058	$5,084	$14,595	$15,407

Interest expense, net, generally consists of interest charged on our Credit Agreement, which includes a revolving credit facility and a term loan facility, and our convertible notes and the amortization of debt issuance costs, offset by interest income. Interest expense, net for the three-month and nine-month fiscal periods ended September 27, 2019 decreased when compared to the corresponding periods in 2018. These decreases were primarily attributable to interest income earned on marketable securities and lower average borrowings in the current period, partially offset by higher letter of credit fees.

Effective Income Tax Rate from Continuing Operations

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018

Effective income tax rate from continuing operations	18.5%	(6.3)%	12.7%	90.7%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the period. The changes in the effective tax rate from continuing operations for the three-month and nine-month fiscal periods ended September 27, 2019, compared to the corresponding rates in the prior year was primarily caused by foreign losses in the prior periods for which no tax benefit could be recorded that resulted in lower pretax income and atypical effective tax rates. The favorable rate for the nine-month fiscal period ended September 27, 2019 was mostly due to the reversal of valuation allowances which had been recorded against deferred tax assets related to state operating loss carryforwards. Additionally, the effective tax rates in all periods presented include benefit provided under the Foreign Derived Intangible Income provisions related to export sales.

Backlog

	September 27, 2019	December 31, 2018
	(in thousands)
Backlog	$855,403	$851,814

Backlog increased during the first nine months of 2019. The increase was primarily attributable to orders of our JPF and bearings products, and orders under our Sikorsky S70 and K-MAX® programs. These increases were partially offset by revenue recognized for deliveries of direct commercial JPF orders and bearings products and work performed on our JPF program with the USG, the Sikorsky BLACK HAWK helicopter program and the AH-1Z program.

Long-Term Contracts

For long-term aerospace contracts, we generally recognize sales and cost of sales over time because of continuous transfer of control to the customer, which allows for recognition of revenue as work on a contract progresses. For those programs for which there is a continuous transfer of control to the customer, we recognize sales and profit on a cost-to-cost basis, in which case sales and profit are recorded based upon the ratio of costs incurred to date to the total estimated costs to complete the contract. Conversely, revenue on certain programs, such as the K-MAX® program and direct commercial sales under our JPF program, is recognized at a point in time, with revenue being recognized upon transfer to the end customer. See Note 5, Revenue, for additional information regarding the effects of adjustments in profit estimates on long-term contracts for which revenue is recognized over time for the three-month and nine-month fiscal periods ended September 27, 2019 and September 28, 2018.

Major Programs/Product Lines

Below is a discussion of significant changes in the Aerospace segment's major programs during the first nine months of 2019. See our 2018 Form 10-K for a complete discussion of our Aerospace segment's programs.

FMU-152 A/B – JPF

We manufacture the JPF, an electro-mechanical bomb safe and arming device, which allows the settings of a weapon to be programmed in flight. The Company currently provides the FMU-152 A/B to the United States Air Force (“USAF”) and forty other nations. Sales of these fuzes can be direct to the USAF, Foreign Military Sales ("FMS") through the USG and DCS to foreign militaries that, although not funded by the USG, require regulatory approvals from the USG.

We occasionally experience lot acceptance test failures due to the complexity of the product and the extreme parameters of the acceptance test. Given the maturity of the product, we now generally experience isolated failures, rather than systemic ones. As a result, identifying a root cause can take longer and result in inconsistent delivery quantities from quarter to quarter.

A total of 11,750 fuzes were delivered to our customers during the third quarter of 2019. A total of 26,314 fuzes have been delivered during the first nine months of 2019. We expect to deliver 40,000 to 45,000 fuzes in 2019.

Total JPF backlog at September 27, 2019 was $422.5 million. Of this amount, $42.0 million in JPF backlog require future export approvals, licenses or authorizations from the USG before we are permitted to sell these products outside of the United States. The receipt of these export approvals, licenses or authorizations are subject to political and geopolitical conditions which could impact the timing and/or our ability to sell these products outside of the United States. Total JPF backlog at December 31, 2018 was $454.1 million.

JPF - USG

Revenue for JPF USG programs is recognized over time when costs are incurred as work progresses on the program. The Company currently provides the FMU-152 A/B to the USAF, but the U.S. Navy currently utilizes a different fuze - the FMU-139. In 2015, U.S. Naval Air Systems Command ("NAVAIR") solicited proposals for a firm fixed price production contract to implement improvements to the performance characteristics of the FMU-139 (such improved fuze having been designated the FMU-139 D/B), and, the USAF had stated that, if and when a contract is awarded and production begins, the funds associated with the FMU-152 A/B will be redirected to the FMU-139 D/B. During the third quarter of 2015, the U.S. Navy announced that a competitor was awarded the contract for the FMU-139 D/B. In the event the FMU-139 D/B program proceeds as planned and the USAF redirects the funds associated with the FMU-152 A/B to the FMU-139 D/B, our business, financial condition, results of operations and cash flows may be materially adversely impacted. During the third quarter of 2019, our competitor announced that it received its first production order from the U.S. Navy to manufacture the FMU-139 D/B. Due to the complexity of this program and the pending status of the USAF's final decision to redirect funds to the FMU-139 D/B, the timing and magnitude of the impact on the Company's financial statements are not certain; however, the Company continues to see strong demand for the FMU-152 A/B. In 2018, the USAF issued a Notice of Contract Action announcing its intent to award us Options 15 and 16, which, if and when awarded, would extend FMU-152 A/B deliveries into 2022.
JPF - DCS

Revenue for DCS programs is generally recognized at the point in time when control is transferred to the customer under the revenue recognition guidance. The Company continues to see strong demand for DCS fuzes. During the first quarter of 2018, we were awarded a DCS contract totaling approximately $324.0 million, of which $307.5 million was included in backlog as of September 27, 2019. The remaining $16.5 million relates to potential penalties payable to the customer in the event the offset requirements of the contract are not met, which will be included in backlog at the point that we have an approved plan to satisfy the offset requirements. This agreement is designed to return economic value to the foreign country by requiring us to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. The offset agreement may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects and the purchase by third parties of supplies from in-country vendors. This agreement may also be satisfied through the Company's use of cash for activities, such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. The offset requirements associated with this contract could extend for several years and have a notional value of approximately $194.0 million, which is equal to sixty percent of the total contract value as defined by the agreement with the customer. The amount ultimately applied against the offset agreement is based on negotiations with the customer and may require cash outlays that represent only a fraction of the notional value in the offset agreement. We continue to work with the customer to further define the requirements to satisfy the offset agreement. The satisfaction of the offset requirements will be determined by the customer and is expected to occur over a seven-year period. Additionally, this contract provides for potential penalties payable to the customer of up to 10% of the total contract value in the event that we default on the contract and we are unable to fulfill our contractual commitments.
K-MAX®

During 2015, we announced that our Aerospace segment was resuming production of commercial K-MAX® aircraft. The aircraft are being manufactured at our Jacksonville, Florida and Bloomfield, Connecticut facilities. The first ten helicopters from the newly reopened commercial production line were accepted by our customers through September 2019. During the fourth quarter of 2018, we announced that we will continue production of the commercial K-MAX® aircraft into 2020 at a minimum due to continued interest in the capabilities of the K-MAX®. As of September 27, 2019 and December 31, 2018, our backlog for this program was $21.5 million and $14.9 million, respectively.

During the first quarter of 2019, we announced that we are developing the next generation K-MAX® unmanned aircraft system that will allow operators to have the capability to fly either manned or unmanned missions. We expect to offer unmanned system kits for new production and existing aircraft in 2020. As of September 27, 2019, our backlog for this program was $12.5 million.

LIQUIDITY AND CAPITAL RESOURCES

Discussion and Analysis of Cash Flows

We assess liquidity in terms of our ability to generate cash to fund working capital requirements and investing and financing activities. Significant factors affecting liquidity include: cash flows generated from or used by operating activities, capital expenditures, investments in our business segments and their programs, acquisitions, divestitures, dividends, availability of future credit, share repurchase programs, adequacy of available bank lines of credit, and factors that might otherwise affect the company's business and operations generally, as described under the heading “Risk Factors” and “Forward-Looking Statements” in Item 1A of Part I of our 2018 Form 10-K.

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

We anticipate a variety of items will have an impact on our liquidity during the next 12 months, in addition to our working capital requirements. These could include one or more of the following:

•	the matters described in Note 15, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements, in addition to the cost of existing environmental remediation matters;

•	deferred compensation payments to former directors and officers;

•	contributions to our qualified pension plan and Supplemental Employees’ Retirement Plan (“SERP”);

•	interest payments on outstanding debt;

•	income tax payments;

•	finance and operating lease payments;

•	capital expenditures;

•	repurchases of common stock under the 2015 Share Repurchase Program;

•	payment of dividends;

•	costs associated with the start-up of new aerospace programs; and

•	the extension of payment terms by our customers.

In addition to the items listed above, we received $97.2 million in advance payments in 2018, which relate to $129.6 million in letters of a credit for a JPF DCS contract. In the event that we default on the contract and we are unable to fulfill our contractual obligations, our customer has the ability to draw on the letters of credit.

During 2019, we have made deliveries and thus recognized revenue under various JPF DCS contracts. While we continue to expect payment on these deliveries, a delay in receipt of these payments could have a material impact on our expected cash flow for the year ended December 31, 2019.

Additionally, we received approximately $656.7 million in proceeds, net of transaction costs, upon closing the sale of the Distribution segment, subject to any working capital adjustments. We allocated approximately $164.3 million of the proceeds to pay down debt and expect to use the remaining portion for acquisition priorities, new product development and organic growth initiatives. Additionally, we expect to use a portion of the proceeds to pay the taxes related to the gain on the sale of the Distribution segment in the fourth quarter of 2019.

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

Effective December 31, 2015, our qualified pension plan was frozen with respect to future benefit accruals. Under USG Cost Accounting Standard (“CAS”) 413, we must calculate the USG’s share of any pension curtailment adjustment calculated resulting from the freeze. Such adjustments can result in an amount due to the USG for pension plans that are in a surplus position or an amount due to the contractor for plans that are in a deficit position. During the fourth quarter of 2016, we accrued a $0.3 million liability representing our estimate of the amount due to the USG based on our pension curtailment calculation, which was submitted to the USG for review in December 2016. We have maintained our accrual at $0.3 million as of September 27, 2019. There can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on our results of operations, financial position and cash flows.

A summary of our consolidated cash flows from continuing operations is as follows:

	For the Nine Months Ended
	September 27, 2019	September 28, 2018	2019 vs. 2018
	(in thousands)
Total cash provided by (used in):
Operating activities	$11,336	$113,102	$(101,766)
Investing activities	636,315	(17,410)	653,725
Financing activities	(134,118)	(116,679)	(17,439)

Free Cash Flow (a):
Net cash provided by operating activities	$11,336	$113,102	$(101,766)
Expenditures for property, plant and equipment	(17,411)	(16,623)	(788)
Free cash flow	$(6,075)	$96,479	$(102,554)

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

Net cash provided by operating activities decreased for the nine-month fiscal period ended September 27, 2019, versus the comparable period in 2018, primarily due to the absence of advance payments received under a JPF DCS contract in the prior period, accounts receivable due under JPF DCS contracts and work performed on the JPF DCS program, K-MAX® program and our bearings products, partially offset by the absence of $30.0 million in contributions made to the pension plan in the prior period and higher net earnings.

Net cash provided by investing activities was $636.3 million for the nine-month fiscal period ended September 27, 2019, compared to cash used in investing activities for the comparable period in 2018 of $17.4 million. This change was primarily attributable to the proceeds received from the sale of the Distribution segment in the current period.

Net cash used in financing activities increased for the nine-month fiscal period ended September 27, 2019, versus the comparable period in 2018, primarily due to higher net repayments of our revolving credit facility in the current period.

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

The sale of the Distribution segment in the third quarter of 2019 was deemed to be a "Fundamental Change" and a "Make-Whole Fundamental Change" pursuant to the terms and conditions of the indenture governing the 2024 Notes. As a result, the sale triggered the right of the holders of our 2024 Notes to require us to repurchase all of the 2024 Notes, or any portion thereof that is a multiple of $1,000 principal amount on September 27, 2019. The aggregate principal amount of the 2024 Notes validly tendered and not validly withdrawn was $0.5 million, representing approximately 0.25% of all outstanding notes. Holders of such notes received the repurchase price equal to 100% of the principal amount of the 2024 Notes being purchase, plus accrued and unpaid interest.

We incurred $7.4 million of debt issuance costs in connection with the sale of the 2024 Notes, which was allocated between the debt and equity components of the instrument. Of the total amount, $0.7 million was recorded as an offset to additional paid-in capital. The balance, $6.7 million, was recorded as a contra-debt balance and is being amortized over the term of the 2024 Notes. Total amortization expense for the three-month fiscal periods ended September 27, 2019 and September 28, 2018 was $0.2 million in both periods. Total amortization expense for the nine-month fiscal periods ended September 27, 2019 and September 28, 2018 was $0.7 million and $0.6 million, respectively.

Credit Agreement

We have a $700.0 million Credit Agreement, as amended, with JPMorgan Chase Bank N.A., as Administrative Agent, Bank of America, N.A. and Citizens Bank N.A. as Co-Syndication Agents and SunTrust Bank, KeyBank N.A., TD Bank, N.A., BB&T and Fifth Third Bank, as Co-Documentation Agents. The Credit Agreement matures on May 6, 2020 and consists of revolving commitments of $600.0 million and a term loan commitment of $100.0 million. Capitalized terms used but not defined within this discussion of the Credit Agreement have the meanings ascribed thereto in the Credit Agreement, which with amendments is included as Exhibit 10.42 through 10.45 to our 2018 Form 10-K and Exhibit 10.3 to our Quarterly report on Form 10-Q for the quarterly period ended June 28, 2019.

During the third quarter of 2019, we paid down outstanding amounts on both the revolving credit facility and term loan with the proceeds received from the sale of the Distribution segment. Prior to the pay down, the term loan commitment required quarterly payments of principal (which commenced on June 30, 2015) at the rate of $1.25 million, increasing to $1.875 million on June 30, 2017, and then to $2.5 million on June 30, 2019, with $65.0 million payable in the final quarter of the facility's term. The facility includes an accordion feature that allows us to increase the aggregate amount available to up to $900.0 million with additional commitments from the lenders.

Interest rates on amounts outstanding under the Credit Agreement are variable, and are determined based on the Consolidated Senior Secured Leverage Ratio. The interest rate for the amounts paid down on both the revolving credit facility and term loan commitment was 3.48%. In addition, we are required to pay a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.175% to 0.300% per annum, based on the Consolidated Senior Secured Leverage Ratio. Fees for outstanding letters of credit range from 1.25% to 2.00%, based on the Consolidated Senior Secured Leverage Ratio.

In 2015, the Company incurred $2.3 million in debt issuance costs in connection with the Credit Agreement. These costs have been capitalized and will be amortized over the term of the agreement. Total amortization expense for the three-month fiscal periods ended September 27, 2019 and September 28, 2018 was $0.2 million in both periods. Total amortization expense for the nine-month fiscal periods ended September 27, 2019 and September 28, 2018 was $0.6 million and $0.7 million, respectively.

Total average bank borrowings during the quarter ended September 27, 2019, were $95.4 million compared to $151.6 million for the year ended December 31, 2018. As of September 27, 2019 and December 31, 2018, there was $447.4 million and $408.9 million available for borrowing, respectively, under the revolving credit facility, net of letters of credit. However, based on EBITDA levels at September 27, 2019 and December 31, 2018, amounts available for borrowing were limited to $218.4 million and $323.5 million, respectively. Letters of credit are generally considered borrowings for purposes of the revolving credit facility. As of September 27, 2019 and December 31, 2018, $152.6 million letters of credit were outstanding in both periods, all of which were under the credit facility. Of this amount, $146.2 million letters of credit relate to a JPF DCS contract.

Other Sources/Uses of Capital

We contributed $0.4 million to the SERP during the first nine months of 2019. We plan to contribute an additional $0.1 million to the SERP in the fourth quarter of 2019. The Company does not anticipate making any contributions to the qualified pension plan in 2019. For the 2018 plan year, we contributed $30.0 million to the qualified pension plan and $0.9 million to the SERP.

On April 29, 2015, we announced that our Board of Directors approved a share repurchase program ("2015 Share Repurchase Program") authorizing the repurchase of up to $100.0 million of the common stock, par value $1.00 per share, of the Company. This new program replaced our 2000 Stock Repurchase Program. We currently intend to repurchase shares to offset the annual issuance of shares under our employee stock plans, but the timing and actual number of shares repurchased will depend on a variety of factors including stock price, market conditions, corporate and regulatory requirements, capital availability and other factors, including acquisition opportunities. As of September 27, 2019, we had repurchased 1,277,853 shares under the 2015 Share Repurchase Program and approximately $35.4 million remained available for repurchases under this authorization.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

During the third quarter of 2019, the Company completed the sale of its Distribution segment to affiliates of Littlejohn & Co., LLC. We used a portion of the proceeds from the sale to pay down the amounts outstanding under the revolving credit facility and term loan of the Credit Agreement, which lowered our payments due for long-term debt (including convertible notes) to $199.5 million, representing the amount due under the convertible notes in 2024. Additionally, as a result of the sale, our contractual obligations related to operating leases have materially decreased as the Distribution segment's leases represented approximately 80% of the Company's operating leases prior to the sale. Our purchase obligations, including purchase commitments to suppliers for materials and supplies as part of the ordinary course of business, consulting arrangements and support services, have also materially decreased as a result of the sale as the Distribution segment represented approximately 17% of the Company's purchase obligations.

Upon closing, the Company entered into a TSA with the buyer, pursuant to which we agreed to support the information technology, human resources and benefits, tax and treasury functions of the Distribution business for six to twelve months. The buyer has the option to extend the support period for up to an additional year for certain services. For further details on the TSA, refer to Note 4, Discontinued Operations. Additionally upon closing of the sale of the Distribution segment, the Company entered into separate trademark, trade name and domain license agreements with certain licensees. Under each such agreement, the Company granted the licensee a non-exclusive, royalty-free license to use certain registered service marks, common law service marks, trade names and domain names owned by the Company for a period of five years after the closing date, subject to the licensee's agreement to use commercially reasonable efforts to phase out its use of such service marks and domain names as soon as it is reasonably practicable prior to the expiration of the term. These agreements, and the licenses granted therein, apply only within North America.

Other than the items discussed above, there have been no other material changes outside the ordinary course of business in our contractual obligations or off-balance sheet arrangements during the first nine months of 2019. See our 2018 Form 10-K for a discussion of our contractual obligations and off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the Company’s exposure to market risk during the first nine months of 2019. See the Company’s 2018 Form 10-K for a discussion of the Company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 27, 2019. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 27, 2019, our disclosure controls and procedures were effective.

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

While it is not possible to predict the outcome of these matters with certainty, based upon available information, management believes that all settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in legal proceedings and that can be reasonably estimated are accrued for at September 27, 2019. Despite this analysis, there can be no assurance that the final outcome of these matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

As of September 27, 2019, neither the Company nor any of its subsidiaries was a party, nor was any of its or their property subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company and its subsidiaries. Additional information relating to certain of these matters is set forth in Note 15, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements.

Environmental Matters

The Company and its subsidiaries are subject to numerous U.S. federal, state and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities (including past activities of companies we have acquired). From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which may include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. While it is not possible to predict the outcome of these proceedings, in the opinion of management, any payments we may be required to make as a result of all such claims in existence at September 27, 2019, will not have a material adverse effect on our business, financial condition and results of operations or cash flows.

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

The performance of required transition services may disrupt our continuing businesses, divert our resources and distract our management.

In connection with the sale of the Distribution segment, the Company entered into a transition services agreement, pursuant to which the Company agreed to provide various transition services to the purchasers of the Distribution segment for specified periods beginning as of the closing date. In order to perform our obligations under the transition services agreement, we will allocate certain of our resources, including Company assets, facilities, equipment and the time and attention of our senior management team, to ensure a smooth transition of the businesses sold, which may negatively impact our own business, results of operations, financial condition and cash flows. Difficulties in separating the operations, technologies and IT infrastructure of the Distribution segment from those of our aerospace and engineered products businesses may require substantially more time and funds than we anticipated in negotiating the terms of the transition services agreement. Although the transition services agreement generally entitles the Company to compensation for services to be rendered under the agreement, the compensation specified in the transition services agreement may not be sufficient to cover the costs incurred in providing the services, which could result in unrecoverable costs that could be material. If we are unable to effectively manage these risks, our business, results of operations, financial condition and cash flows may be adversely affected.

Our business following the sale of the Distribution segment is materially different.

For the year ended December 31, 2018, the Distribution segment generated approximately 60.8% of the Company’s total net sales and represented approximately 38.6% of the Company’s total assets. Our continuing businesses are less diversified and our exposure to the risks inherent in those businesses will increase. Our shareholders have no ongoing interest in the businesses comprising the Distribution segment and have ceased to participate in the future earnings and cash flows of those businesses on and after the closing date. Instead, the Company will seek to grow our aerospace and engineered products businesses through internal investments and strategic acquisitions. We may be unable to retain the existing employees of our aerospace and engineered products businesses or to attract additional qualified employees to meet current and future needs. Our results of operations and financial condition may be materially adversely affected if we fail to implement our strategic growth initiatives as planned, and the ultimate value of the sale of the Distribution segment may be unfavorably affected to the extent we are unable to realize the expected accounting and tax benefits of the sale of the Distribution segment.

We have broad discretion in how we use the net proceeds from the sale of the Distribution segment, and we may not use those proceeds effectively.

The net proceeds from the sale of the Distribution segment were received by the Company, not the Company’s shareholders. The Company used a portion of the net proceeds to pay off outstanding indebtedness. We cannot, however, specify with any certainty the particular uses of the remaining net proceeds, and our Board of Directors and management will have broad discretion in applying those net proceeds. Those remaining proceeds may be used for, among other things, effectuating unspecified acquisitions, investing in the Company’s remaining businesses, returning capital to our shareholders and funding general corporate purposes. We may spend or invest these proceeds in a way with which our shareholders disagree. The failure to utilize the net proceeds of the sale of the Distribution segment effectively could affect our ability to grow our remaining businesses, which could adversely affect our business, results of operations, financial position and cash flows and cause the value of our common stock to decline. Pending their use, the net proceeds from the sale of the Distribution segment may be invested in a way that does not produce income or that loses value.

The U.S. Navy contract award for the FMU-139 D/B bomb fuze could jeopardize the continued viability and profitability of the Company's FMU-152 A/B bomb fuze program with the USAF".

The Company currently provides the FMU-152 A/B bomb fuze (also referred to as the JPF) to the USAF and forty other nations, but the U.S. Navy currently utilizes a different fuze - the FMU-139. During 2015, NAVAIR solicited proposals for a firm-fixed price production contract to implement improvements to the performance characteristics of the FMU-139 (such improved fuze having been designated the FMU-139 D/B). The USAF has stated that, if and when a contract is awarded and production begins, the funds associated with the FMU-152 A/B will be redirected to the FMU-139 D/B. During the third quarter of 2015, the U.S. Navy awarded the FMU-139 D/B contract to a competitor. In the event that the FMU-139 D/B program proceeds as planned and the USAF redirects the funds associated with the FMU-152 A/B to the FMU-139 D/B, our business, financial condition, results of operations and cash flows may be materially adversely impacted. During the third quarter of 2019, our competitor announced that it received its first production order from the U.S. Navy to manufacture the FMU-139 D/B. Due to the complexity of this program and the pending status of the USAF's final decision to redirect funds to the FMU-139 D/B, the timing and magnitude of the impact on the Company's financial statements is not certain.

Economic conditions and regulatory changes leading up to and following the United Kingdom’s ("UK") likely exit from the European Union ("EU") could have a material adverse effect on our business, financial condition and results of operations.

We have business operations in both the UK and the broader EU. In June 2016, a majority of voters in the UK elected to withdraw from the EU in a national referendum. The UK is currently negotiating the terms of its exit from the EU, and there is significant uncertainty regarding the terms and timing of the UK’s withdrawal and the relationship between the UK and the EU following any such withdrawal. In addition, the UK referendum and withdrawal process have given rise to calls for the governments of other EU member states to consider withdrawal.

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

The 737 MAX fleet is currently grounded, and we are subject to a number of risks and uncertainties related to the timing and conditions surrounding the aircraft’s return to service.

On March 13, 2019, the Federal Aviation Administration (FAA) issued an order to suspend operations of all 737 MAX aircraft in the U.S. and by U.S. aircraft operators following two fatal 737 MAX accidents. Non-U.S. civil aviation authorities have issued directives to the same effect. While production continues on the 737 MAX, deliveries have been suspended until the FAA and other civil aviation authorities worldwide grant the clearance to return the aircraft to service. On April 5, 2019, Boeing announced plans to reduce the 737 production rate from 52 aircraft per month to 42 per month effective April 15, 2019. There can be no assurance that the production rate will return to the production rate prior to the grounding of the 737 MAX fleet. We have recognized $19.5 million and $14.9 million in revenue associated with the 737 MAX fleet in the year ended December 31, 2018 and nine-month fiscal period ended September 27, 2019, respectively. Any delays in the aircraft being returned to service and/or future reductions to the production rate could have an adverse effect on our financial position, results of operations, and/or cash flows.

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

Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and other factors that may cause the Company's actual results and financial condition to differ materially from those expressed or implied in the forward-looking statements. Such risks, uncertainties and other factors include, among others: (i) the possibility that we may be unable to find appropriate reinvestment opportunities for the proceeds from the sale of the Distribution segment; (ii) risks related to Kaman's performance of its obligations under the transition services agreement entered into in connection with the sale of the Distribution segment and disruption of management time from ongoing business operations relating thereto; (iii) changes in domestic and foreign economic and competitive conditions in markets served by the Company, particularly the defense, commercial aviation and industrial production markets; (iv) changes in government and customer priorities and requirements (including cost-cutting initiatives, government and customer shut-downs, the potential deferral of awards, terminations or reductions of expenditures to respond to the priorities of Congress and the Administration, or budgetary cuts resulting from Congressional actions or automatic sequestration); (v) changes in geopolitical conditions in countries where the Company does or intends to do business; (vi) the successful conclusion of competitions for government programs (including new, follow-on and successor programs) and thereafter successful contract negotiations with government authorities (both foreign and domestic) for the terms and conditions of the programs; (vii) the timely receipt of any necessary export approvals and/or other licenses or authorizations from the USG; (viii) timely satisfaction or fulfillment of material contractual conditions precedents in customer purchase orders, contracts, or similar arrangements; (ix) the existence of standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; (x) the successful resolution of government inquiries or investigations relating to our businesses and programs; (xi) risks and uncertainties associated with the successful implementation and ramp up of significant new programs, including the ability to manufacture the products to the detailed specifications required and recover start-up costs and other investments in the programs; (xvi) potential difficulties associated with variable acceptance test results, given sensitive production materials and extreme test parameters; (xiii) the receipt and successful execution of production orders under the Company's existing USG JPF contract, including the exercise of all contract options and receipt of orders from allied militaries, but excluding any next generation programmable fuze programs, as all have been assumed in connection with goodwill impairment evaluations; (xiv) the continued support of the existing K-MAX® helicopter fleet, including sale of existing K-MAX® spare parts inventory and the receipt of orders for new aircraft sufficient to recover our investments in the K-MAX® production line; (xv) the accuracy of current cost estimates associated with environmental remediation activities; (xvi) the profitable integration of acquired businesses into the Company's operations; (xvii) the ability to recover from cyber-based or other security attacks, information technology failures or other disruptions; (xviii) changes in supplier sales or vendor incentive policies; (xix) the ability of our suppliers to satisfy their performance obligations; (xx) the effects of price increases or decreases; (xxi) the effects of pension regulations, pension plan assumptions, pension plan asset performance, future contributions and the pension freeze, including the ultimate determination of the USG's share of any pension curtailment adjustment calculated in accordance with CAS 413; (xxii) future levels of indebtedness and capital expenditures; (xxiii) the continued availability of raw materials and other commodities in adequate supplies and the effect of increased costs for such items; (xxiv) the effects of currency exchange rates and foreign competition on future operations; (xxv) changes in laws and regulations, taxes, interest rates, inflation rates and general business conditions; (xxvi) the effects, if any, of the United Kingdom's exit from the European Union; (xxvii) future repurchases and/or issuances of common stock; (xxviii) the occurrence of unanticipated restructuring costs or the failure to realize anticipated savings or benefits from past or future expense reduction actions; (xxix) the ability to recruit and retain skilled employees; and (xxx) other risks and uncertainties set forth herein and in our 2018 Form 10-K.

Any forward-looking information provided in this report should be considered with these factors in mind. We assume no obligation to update any forward-looking statements contained in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of common stock by the Company during the three-month fiscal period ended September 27, 2019:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan (in thousands)
June 29, 2019 - July 26, 2019	92	$61.06	—	$43,658
July 27, 2019 - August 23, 2019	121,589	$57.25	110,000	$37,348
August 24, 2019 - September 27, 2019	35,000	$56.47	35,000	$35,371
Total	156,681		145,000

(a) During the third quarter of 2019 the Company purchased 11,681 shares in connection with employee tax withholding obligations as permitted by our equity compensation plans, which are SEC Rule 16b-3 qualified compensation plans. These were not purchases under our publicly announced program.

(b) On April 29, 2015, the Company announced that its Board of Directors approved a $100.0 million share repurchase program. For additional information, see '"Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Other Sources/Uses of Capital."

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
Previously Filed
10.1
Transition Services Agreement, dated as of August 26, 2019, by and among Kaman Corporation, LJ KAI Blocker, Inc., LJ KFP Blocker, Inc., LJ KIT Blocker, Inc., and Kaman Industrial Technologies Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 26, 2019).*
Previously Filed
10.2
Form of Trademark, Trade Name and Domain Name License Agreement, dated as of August 26, 2019, between Kaman Corporation and certain Licensees (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated August 26, 2019).*
Previously Filed
10.2(a)
Schedule identifying agreements substantially identical to the form of Trademark, Trade Name and Domain Name License Agreement filed as Exhibit 10.2 hereto (incorporated by reference to Exhibit 10.2(a) to the Company's Current Report on Form 8-K dated August 26, 2019).
Previously Filed
10.3
Amendment No. 4, dated as of July 24, 2019, to the Amended and Restated Credit Agreement, dated as of May 6, 2015, by and among Kaman Corporation, RWG Germany GmbH, Kaman Composites - UK Holdings Limited, Kaman Lux Holding, S.à r.l and the other subsidiary borrowers from time to time party thereto, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citizens Bank, N.A., as Co-Syndication Agents, and SunTrust Bank, KeyBank National Association, TD Bank, N.A., Branch Banking and Trust Company and Fifth Third Bank, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 25, 2019).
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

KAMAN CORPORATION
Registrant
Date:	November 4, 2019		/s/ Neal J. Keating
		By:	Neal J. Keating
Chairman, President and
Chief Executive Officer

Date:	November 4, 2019		/s/ Robert D. Starr
		By:	Robert D. Starr
Executive Vice President and
Chief Financial Officer