Form 10-Q
period 2020-04-03
KAMAN Corp
filed 2020-05-11
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	April 3, 2020
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ______

Commission File Number:	001-35419

KAMAN CORPORATION
(Exact name of registrant as specified in its charter)

Connecticut	06-0613548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1332 Blue Hills Avenue,	Bloomfield,	Connecticut	06002
(Address of principal executive offices)			(Zip Code)

(860)	743-7100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock ($1 par value)	KAMN	New York Stock Exchange LLC

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
for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

At May 1, 2020, there were	27,644,062	shares of Common Stock outstanding.

PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts) (Unaudited)

	April 3, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$270,713	$471,540
Restricted cash	24,745	—
Accounts receivable, net	171,149	156,492
Contract assets	133,421	121,614
Contract costs, current portion	6,207	6,052
Inventories	193,179	156,353
Income tax refunds receivable	10,108	8,069
Other current assets	15,676	16,368
Total current assets	825,198	936,488
Property, plant and equipment, net of accumulated depreciation of $215,657 and $210,549, respectively	219,336	140,450
Operating right-of-use assets, net	14,415	15,159
Goodwill	294,798	195,314
Other intangible assets, net	149,652	53,439
Deferred income taxes	31,410	35,240
Contract costs, noncurrent portion	6,652	6,099
Other assets	36,100	36,754
Total assets	$1,577,561	$1,418,943
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable – trade	$65,676	$70,884
Accrued salaries and wages	43,076	43,220
Contract liabilities, current portion	43,582	42,942
Operating lease liabilities, current portion	4,475	4,306
Income taxes payable	3,934	4,722
Other current liabilities	38,056	37,918
Total current liabilities	198,799	203,992
Long-term debt, excluding current portion, net of debt issuance costs	383,631	181,622
Deferred income taxes	6,706	6,994
Underfunded pension	83,014	97,246
Contract liabilities, noncurrent portion	38,957	37,855
Operating lease liabilities, noncurrent portion	10,669	11,617
Other long-term liabilities	58,556	56,415
Commitments and contingencies (Note 14)
Shareholders' equity:
Preferred stock, $1 par value, 200,000 shares authorized; none outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; voting; 30,142,054 and 30,058,455 shares issued, respectively	30,142	30,058
Additional paid-in capital	231,493	228,153
Retained earnings	815,396	820,666
Accumulated other comprehensive income (loss)	(160,612)	(150,893)
Less 2,525,001 and 2,219,332 shares of common stock, respectively, held in treasury, at cost	(119,190)	(104,782)
Total shareholders’ equity	797,229	823,202
Total liabilities and shareholders’ equity	$1,577,561	$1,418,943
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts) (Unaudited)

	For the Three Months Ended
	April 3, 2020	March 29, 2019
Net sales	$207,322	$166,434
Cost of sales	139,620	111,913
Gross profit	67,702	54,521
Selling, general and administrative expenses	60,989	41,951
Costs from transition services agreement	4,140	—
Cost of acquired retention plans	5,703	—
Restructuring costs	1,795	266
Gain on sale of business	(493)	—
Net gain on sale of assets	(10)	(65)
Operating (loss) income	(4,422)	12,369
Interest expense, net	3,247	5,301
Non-service pension and post retirement benefit income	(4,063)	(99)
Income from transition services agreement	(2,974)	—
Other expense (income), net	218	(89)
(Loss) earnings from continuing operations before income taxes	(850)	7,256
Income tax (benefit) expense	(443)	1,434
(Loss) earnings from continuing operations	(407)	5,822
Earnings from discontinued operations before gain on disposal, net of tax	—	8,303
Gain on disposal of discontinued operations, net of tax	692	—
Total earnings from discontinued operations	692	8,303
Net earnings	$285	$14,125

Earnings per share:
Basic (loss) earnings per share from continuing operations	$(0.01)	$0.21
Basic earnings per share from discontinued operations	0.02	0.30
Basic earnings per share	$0.01	$0.51
Diluted (loss) earnings per share from continuing operations	$(0.01)	$0.20
Diluted earnings per share from discontinued operations	0.02	0.30
Diluted earnings per share	$0.01	$0.50
Average shares outstanding:
Basic	27,809	27,908
Diluted	27,891	28,070

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Three Months Ended
	April 3, 2020	March 29, 2019
Net earnings	$285	$14,125
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments and other	(10,826)	(2,917)
Change in pension and post-retirement benefit plan liabilities, net of tax expense of $330 and $940, respectively	1,107	2,936
Other comprehensive (loss) income	(9,719)	19
Comprehensive (loss) income	$(9,434)	$14,144

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS KAMAN CORPORATION AND SUBSIDIARIES (In thousands) (Unaudited)

	For the Three Months Ended
	April 3, 2020	March 29, 2019
Cash flows from operating activities:
Net earnings	$285	$14,125
Less: Total earnings from discontinued operations	692	8,303
(Loss) earnings from continuing operations	$(407)	$5,822
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	9,509	6,122
Amortization of debt issuance costs	492	461
Accretion of convertible notes discount	702	669
Provision for doubtful accounts	179	110
Gain on sale of business	(493)	—
Net gain on sale of assets	(10)	(65)
Net loss on derivative instruments	983	247
Stock compensation expense	1,633	1,570
Deferred income taxes	3,493	1,149
Changes in assets and liabilities, excluding effects of acquisitions/divestitures:
Accounts receivable	(6,531)	58,683
Contract assets	(11,665)	(12,722)
Contract costs	(709)	1,015
Inventories	(25,206)	(19,284)
Income tax refunds receivable	(2,078)	(394)
Operating right of use assets	1,223	1,205
Other assets	(917)	(2,662)
Accounts payable - trade	(6,405)	(2,666)
Contract liabilities	1,743	(1,113)
Operating lease liabilities	(1,183)	(1,100)
Other current liabilities	(8,079)	(2,336)
Income taxes payable	(1,038)	(1,990)
Pension liabilities	(12,887)	1,043
Other long-term liabilities	2,209	3,884
Net cash (used in) provided by operating activities of continuing operations	(55,442)	37,648
Net cash used in operating activities of discontinued operations	—	(15,012)
Net cash (used in) provided by operating activities	(55,442)	22,636
Cash flows from investing activities:
Proceeds from sale of assets	11	65
Proceeds from sale of discontinued operations	5,223	—
Proceeds from sale of business	493	—
Expenditures for property, plant & equipment	(5,559)	(5,178)
Acquisition of businesses, net of cash acquired	(304,342)	—
Other, net	394	(660)
Net cash used in investing activities of continuing operations	(303,780)	(5,773)
Net cash used in investing activities of discontinued operations	—	(2,319)
Net cash used in investing activities	(303,780)	(8,092)
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit agreements	201,100	(8,500)
Debt repayment	—	(1,875)
Net change in bank overdraft	371	1,062
Proceeds from exercise of employee stock awards	1,455	1,519
Purchase of treasury shares	(14,072)	(2,951)
Dividends paid	(5,595)	(5,578)
Other, net	(381)	(337)
Net cash provided by (used in) financing activities of continuing operations	182,878	(16,660)
Net cash provided by financing activities of discontinued operations	—	2,951
Net cash provided by (used in) financing activities	182,878	(13,709)
Net (decrease) increase in cash and cash equivalents	(176,344)	835
Cash and cash equivalents of discontinued operations	—	(2,861)
Effect of exchange rate changes on cash and cash equivalents	262	(190)
Cash and cash equivalents and restricted cash at beginning of period	471,540	27,711
Cash and cash equivalents and restricted cash at end of period	$295,458	$25,495
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three-month fiscal periods ended April 3, 2020 and March 29, 2019
(Unaudited)

1. BASIS OF PRESENTATION

During the third quarter of 2019, Kaman Corporation ("the Company") completed the sale of its Distribution business for total cash consideration of $700.0 million, excluding certain working capital adjustments and transaction costs. The Distribution business' results of operations and the related cash flows have been reclassified to earnings from discontinued operations in the Condensed Consolidated Statement of Operations and cash flows from discontinued operations in the Condensed Consolidated Statement of Cash Flows, respectively, for all periods presented. See Note 3, Discontinued Operations, to the Condensed Consolidated Financial Statements for further information.

In the opinion of management, the condensed consolidated financial information reflects all adjustments necessary for a fair statement of the Company's financial position, results of operations and cash flows for the interim periods presented, but do not include all disclosures required by accounting principles generally accepted in the United States of America ("US GAAP"). All such adjustments are of a normal recurring nature, unless otherwise disclosed in this report. Certain amounts in prior year financial statements and notes thereto have been reclassified to conform to current year presentation. The statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the interim periods presented are not necessarily indicative of trends or of results to be expected for the entire year.

The Company has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The first quarters for 2020 and 2019 ended on April 3, 2020, and March 29, 2019, respectively.

2. RECENT ACCOUNTING STANDARDS

Recent Accounting Standards Adopted

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract". The objective of the standard update is to provide additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract to address the diversity in practice. The ASU requires an entity in a hosting arrangement that is a service arrangement to determine which costs to capitalize as an asset related to a service contract and which costs to expense, and to determine which project stage implementation activities relate to. Costs for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages are expensed as the activities are performed. Capitalized implementation costs of a hosting arrangement are expensed over the term of the hosting arrangement in the same line item in the statement of operations as the fees associated with the hosting element of the arrangement. The standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption was permitted. The amendments in this standard update should be applied either retrospectively or prospectively to all implementation costs incurred after the inception date. The Company has elected to adopt the standard update prospectively. The adoption of this standard update did not have a material impact on the Company's consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to Disclosure Requirements for Fair Value Measurement". The objective of this standard update is to improve the effectiveness of disclosures for recurring and nonrecurring fair value measurements. This standard update removes certain disclosure requirements that are no longer considered cost beneficial, modifies existing disclosure requirements and adds new disclosure requirements identified as relevant. The standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption was permitted. An entity was permitted to early adopt any removed or modified disclosures upon issuance of the ASU and delay adoption of the additional disclosures until the effective date. The adoption of this standard update did not have a material impact on the Company's consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 3, 2020 and March 29, 2019
(Unaudited)

2. RECENT ACCOUNTING STANDARDS (CONTINUED)

Recent Accounting Standards Adopted - continued

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The objective of this standard update is to simplify the subsequent measurement of goodwill, eliminating Step 2 from the goodwill impairment test. Under this ASU, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, assuming the loss recognized does not exceed the total amount of goodwill for the reporting unit. The standard update is effective for fiscal years beginning after December 15, 2019. Early adoption was permitted. There was no impact to the Company upon adoption of this standard.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments". The objective of this standard update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption was permitted. An entity will apply the amendments in this ASU through a cumulative-effect adjustment to retained earnings as of the first reporting period in which the guidance is effective. The adoption of this standard update did not have a material impact on the Company's consolidated financial statements.

Subsequent to the issuance of ASU 2016-13, the FASB has issued the following updates: ASU 2018-19, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses", ASU 2019-04, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments", ASU 2019-05, "Financial Instruments - Credit Losses (Topic 326) - Targeted Transition Relief", ASU 2020-02, "Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842)" and ASU 2020-03, "Codification Improvements to Financial Instruments". The amendments in these updates affect the guidance within ASU 2016-13 and have been assessed with ASU 2016-13.

Recent Accounting Standards Yet to be Adopted

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting". The objective of the standard is to address operational challenges likely to arise in accounting for contract modifications and hedge accounting due to reference rate reform. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The standard update is effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications by topic or industry subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. Once elected for a topic or industry subtopic, the amendments in this standard update must be applied prospectively for all eligible contract modifications for that topic or industry subtopic. An entity may elect to apply the amendments for eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. If an entity elects to apply any of the amendments for an eligible hedging relationship existing as of the beginning of the interim period that includes March 12, 2020, any adjustments as a result of those elections must be reflected as of the beginning of that interim period. If an entity elects to apply any of the amendments for a new hedging relationship entered into between the beginning of the interim period that includes March 12, 2020 and March 12, 2020, any adjustments as a result of those elections must be reflected as of the beginning of the hedging relationship. The impact of the adoption of this standard update is dependent on the Company's contracts modifications as a result of reference rate reform; however, the Company does not expect the adoption of the amendments associated with hedging relationships to have a material impact on the Company's consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 3, 2020 and March 29, 2019
(Unaudited)

2. RECENT ACCOUNTING STANDARDS (CONTINUED)

Recent Accounting Standards Yet to be Adopted - continued

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes". The objective of the standard is to simplify the accounting for income taxes by removing certain exceptions and to improve consistent application of Topic 740 by clarifying and amending existing guidance. The standard update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the standard is permitted, including adoption in any interim period for which financial statements have not yet been issued. If early adopted in an interim period, the adjustments should be reflected as of the beginning of the annual period that includes that interim period. All amendments under the standard must be adopted in the same period. The Company is currently assessing the potential impact this standard update could have on its consolidated financial statements.

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
3. DISCONTINUED OPERATIONS

On August 26, 2019, the Company completed the sale of its Distribution business for total cash consideration of $700.0 million, excluding certain working capital adjustments. The sale of the Distribution business was a result of the Company's shift in strategy to be a highly focused, technologically differentiated aerospace and engineered products company. As a result of the sale, the Distribution business met the criteria set forth in Accounting Standards Codification ("ASC") 205-20, Presentation of Financial Statements - Discontinued Operations for discontinued operations.

Upon closing, the Company entered into a transition services agreement ("TSA") with the buyer, pursuant to which the Company agreed to support the information technology, human resources and benefits, tax and treasury functions of the Distribution business for six to twelve months. The buyer has the option to extend the support period for up to an additional year for certain services. Since the sale of the Distribution business, costs associated with the TSA were $8.8 million through April 3, 2020. The Company incurred $4.1 million in costs associated with the TSA in the three-month fiscal period ended April 3, 2020, which was included in costs from transition services agreement on the Company's Condensed Consolidated Statements of Operations. Since the sale of the Distribution business, the Company earned $6.6 million in income associated with the TSA through April 3, 2020. The Company earned $3.0 million in income associated with the TSA in the three-month fiscal period ended April 3, 2020, which was included in income from transaction services on the Company's Condensed Consolidated Statements of Operations.

Since the sale of the Distribution business, cash outflows from the Company to its former Distribution business totaled $8.1 million through April 3, 2020, which primarily related to Distribution employee and employee-related costs incurred prior to the sale. Cash outflows from the Company to its former Distribution business after the sale totaled $0.3 million for the three-month fiscal period ended April 3, 2020. Since the sale of the Distribution business, cash inflows from the Company's former Distribution business to the Company totaled $11.5 million through April 3, 2020, which primarily related to cash received for services performed under the TSA and the $5.2 million working capital adjustment settled in the first quarter of 2020. Cash inflows from the Company's former Distribution business received in the three-month fiscal period ended April 3, 2020 totaled $7.9 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 3, 2020 and March 29, 2019
(Unaudited)

3. DISCONTINUED OPERATIONS (CONTINUED)

The results of operations for the Distribution business were included in discontinued operations on the Company's Condensed Consolidated Statement of Operations. The following table provides information regarding the results of discontinued operations:

	For the Three Months Ended
	April 3, 2020	March 29, 2019
In thousands
Net sales from discontinued operations	$—	$290,954
Cost of sales from discontinued operations	—	208,690
Gross profit from discontinued operations	—	82,264
Selling, general and administrative expenses from discontinued operations	—	71,265
Net loss on sale of assets from discontinued operations	—	4
Operating income from discontinued operations	—	10,995
Interest expense, net from discontinued operations	—	12
Other income, net from discontinued operations	—	(2)
Earnings from discontinued operations before income taxes	—	10,985
Income tax expense	—	2,682
Earnings from discontinued operations before gain on disposal	—	8,303
Gain on disposal of discontinued operations, pretax	925	—
Income tax expense on gain on disposal	233	—
Gain on disposal of discontinued operations, net of tax	692	—
Earnings from discontinued operations	$692	$8,303

In the three-month fiscal period ended April 3, 2020, the Company recorded a gain on disposal of discontinued operations as a result of the final settlement of the working capital adjustment, partially offset by transaction costs.

4. ACQUISITIONS

On January 3, 2020, the Company acquired all of the equity interests of Bal Seal Engineering, LLC ("Bal Seal"), of Foothill Ranch, California, at a purchase price of $317.2 million. Bal Seal is a leader in the design, development, and manufacturing of highly engineered products, including precision springs, seals, and contacts. With this acquisition, the Company has significantly expanded its portfolio of engineered products and offerings while creating new opportunities to reach customers in medical technology, aerospace and defense, and industrial end markets.

This acquisition was accounted for as a purchase transaction. The assets acquired and liabilities assumed were recorded based on their fair values at the date of acquisition as follows (in thousands):

Cash	$10,953
Restricted cash	1,932
Accounts receivable	9,525
Contract assets	784
Inventories	13,500
Property, plant and equipment	82,267
Operating right-of-use asset	653
Other tangible assets	2,492
Goodwill	104,800
Other intangible assets	100,000
Liabilities	(9,679)
Net assets acquired	317,227
Less cash received	(12,885)
Net consideration	$304,342

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 3, 2020 and March 29, 2019
(Unaudited)

4. ACQUISITIONS (CONTINUNED)

The preliminary purchase price allocation for the acquisition of Bal Seal was based upon a preliminary valuation and the Company's estimates and assumptions for this acquisition are subject to change as the Company obtains additional information during the measurement period. The principal areas of the purchase price allocation that are not yet finalized relate to the validation of certain forecasted cash flows used to value the identifiable intangible assets. These purchase price allocations will be finalized within the one-year measurement period.

The goodwill associated with this acquisition is tax deductible and is the result of expected synergies from combining the operations of the acquired business with the Company's operations and intangible assets that do not qualify for separate recognition, such as an assembled workforce.

The fair value of the identifiable intangible assets of $100.0 million, consisting of customer relationships, developed technologies, trade name and acquired backlog, was determined using the income approach. Specifically, a multi-period, excess earnings method was utilized for the customer relationships and backlog and the relief-from-royalty method was utilized for the trade name and developed technologies. The fair value of the customer relationships, $60.6 million, is being amortized on a straight-line basis over periods ranging from 30 to 34 years; the fair value of the developed technologies, $26.9 million, is being amortized over periods ranging from 7 to 13 years; the fair value of the trade name, $11.0 million, is being amortized over a 40 year term; and the fair value of the acquired backlog, $1.5 million, is being amortized over a period of 1 year. These amortization periods represent the estimated useful lives of the assets.

As of the acquisition date, Bal Seal had $1.9 million in costs accrued for its employee retention plans in other long term liabilities. Upon closing, the Company funded $24.7 million associated with these employee retention plans into escrow accounts, which was included in restricted cash on the Company's Condensed Consolidated Balance Sheets as of April 3, 2020. Eligible participants will receive an allocation of the escrow balance one year following the acquisition date. In addition to the purchase price of $317.2 million, the Company will incur $22.8 million in compensation expense associated with these retention plans in the year ended December 31, 2020. Of this amount, $5.7 million was incurred in the three-month fiscal period ended April 3, 2020.

Bal Seal's results of operations have been included in the Company's financial statements for the period subsequent to the completion of the acquisition on January 3, 2020. Bal Seal contributed $23.4 million of revenue and $5.8 million of operating loss for the three-month fiscal period ended April 3, 2020. The following table reflects the unaudited pro forma operating results of the Company for the three month fiscal periods ended April 3, 2020 and March 29, 2019, which gives effect to the acquisition of Bal Seal as if the company had been acquired on January 1, 2019. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisitions been effective January 1, 2019, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the historical financial results of the Company and the acquired business adjusted for certain items discussed below. The pro forma information does not include the effects of any synergies, cost reduction initiatives or anticipated integration costs related to the acquisitions.

	For the Three Months Ended
	April 3, 2020	March 29, 2019
In thousands
Net sales	$207,322	$189,559
Earnings from continuing operations	$11,682	$(5,719)
Net earnings	$12,374	$2,584

Adjustments to pro forma earnings for the three-month fiscal period ended April 3, 2020, include a $5.7 million reduction in compensation expense associated with Bal Seal's employee retention plans, the absence of $8.5 million in acquisition-related costs, a $1.2 million reduction in costs associated with the inventory step-up, $0.4 million in lower amortization of intangible assets and $3.6 million in higher income tax expense. Adjustments to pro forma earnings for the three-month fiscal period ended March 29, 2019, include the adoption of ASU 2014-09, Revenue from Contracts with Customers, a $1.0 million reduction in net expenses associated with buildings purchased by the Company that were previously leased by Bal Seal, $1.7 million in incremental amortization of intangible assets, $5.7 million incremental compensation expense associated with Bal Seal's employee retention plans, $8.5 million of acquisition-related costs, $1.2 million in costs associated with the inventory step-up and $2.9 million in lower income tax expense.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 3, 2020 and March 29, 2019
(Unaudited)

5. REVENUE

Disaggregation of Revenue

The following table disaggregates total revenue by major product sales by end market.

	For the Three Months Ended
	April 3, 2020	March 29, 2019
In thousands
Defense	$48,757	$35,642
Safe and Arm Devices	58,000	57,594
Commercial Aerospace	63,257	55,107
Medical	20,976	7,252
Other	16,332	10,839
Total revenue(1)	$207,322	$166,434
(1) Sales of the Company's formerly owned Distribution business were included in earnings from discontinued operations, net of tax, on the Company's Condensed Consolidated Statements of Operations. See Note 3, Discontinued Operations, for further information on the Company's sale of the Distribution business.

COVID-19

The impact of the novel coronavirus (“COVID-19”) and the precautionary measures instituted by governments and businesses to mitigate the spread, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders, have contributed to a general slowdown in the global economy and significant volatility in financial markets. As the Company looks forward to the reopening of the economy, it is developing strategies to limit the risk to its operations with a continued focus on the health of its employees and the satisfaction of its customers’ requirements. Despite all of these efforts to mitigate the risks associated with COVID-19, the Company expects its operations to be adversely impacted as commercial end markets have been particularly impacted by the effects of the pandemic, more specifically commercial aerospace customers. Looking at the other end markets, the Company expects more modest declines in its medical and industrial end markets and has seen growth in its overall defense programs. The extent and duration of time to which COVID-19 may adversely impact the Company depends on future developments, which are highly uncertain and unpredictable at this time.

The following table disaggregates total revenue by product types.

	For the Three Months Ended
	April 3, 2020	March 29, 2019

Original Equipment Manufacturer	61%	54%
Aftermarket	11%	11%
Safe and Arm Devices	28%	35%
Total revenue	100%	100%

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over time versus the amount of revenue recognized for performance obligations satisfied at a point in time:

	For the Three Months Ended
	April 3, 2020	March 29, 2019
Revenue recognized for performance obligations satisfied:
Over time	32%	43%
Point-in-time	68%	57%
Total revenue	100%	100%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 3, 2020 and March 29, 2019
(Unaudited)

5. REVENUE (CONTINUED)

Disaggregation of Revenue - continued

For contracts in which revenue is recognized over time, the Company performs detailed quarterly reviews of the progress and execution of its performance obligations under these contracts. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenues and costs. The risks and opportunities include management's judgment about the ability and cost to achieve the schedule (e.g. the number and type of milestone events), technical requirements (e.g., a newly-developed product versus a mature product) and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation (e.g. to estimate increases in wages and prices for materials and related support cost allocations), execution by subcontractors, the availability and timing of funding from customers and overhead cost rates, among other variables. Based upon these reviews, the Company will record the effects of adjustments in profit estimates each period. If at any time management determines that in the case of a particular contract total costs will exceed total contract revenue, a provision for the entire anticipated contract loss is recorded at that time. Net reductions in revenue associated with cost growth on the Company's over time contracts were as follows:

	For the Three Months Ended
	April 3, 2020	March 29, 2019
In thousands
Net reductions in revenue due to change in profit estimates	$(1,115)	$(781)

The net reduction in revenue in the three-month fiscal period ended April 3, 2020 was primarily related to cost growth on a structures program and certain legacy fuzing contracts. The net reduction revenue in the three-month fiscal period ended March 29, 2019 was primarily related to cost growth on the SH-2G program, partially offset by favorable cost performance on the FMU-139 fuzing contract.

Unfulfilled Performance Obligations

Unfulfilled performance obligations ("backlog") represents the transaction price of firm orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts. Backlog at April 3, 2020 and December 31, 2019, and the portion of backlog we expect to recognize revenue on over the next twelve months is as follows:

	April 3, 2020(1)	December 31, 2019
In thousands
Backlog	$801,538	$806,870
(1) The Company expects to recognize revenue on approximately 65% of backlog as of April 3, 2020 over the next twelve months.

6. RESTRUCTURING COSTS

During the third quarter of 2017, the Company initiated restructuring activities at its composite businesses to support the ongoing effort of improving capacity utilization and operating efficiency to better position the Company for increased profitability and growth. Such actions include workforce reductions and the consolidation of operations, which began in the third quarter of 2017. The majority of these restructuring activities were completed by the end of 2019. The Company began realizing total cost savings in excess of $8.0 million annually as a result of these restructuring activities in 2019.

Since the announcement, restructuring expense associated with these activities through April 3, 2020 was $9.3 million of the total anticipated expense of $9.5 million. Expense associated with these restructuring activities was not material for the three-month fiscal periods ended April 3, 2020 and March 29, 2019. At April 3, 2020 and December 31, 2019, the Company had an accrual balance of $0.4 million included in other current liabilities, which relates to costs associated with the consolidation of facilities. The Company is currently in negotiations associated with the early termination of a lease, which is expected to be completed in 2020.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 3, 2020 and March 29, 2019
(Unaudited)

6. RESTRUCTURING COSTS (CONTINUED)

Severance

Following the sale of the Company's former distribution business, the Company announced it would undertake a comprehensive review of its general and administrative functions in order to improve operational efficiency and to align the Company's costs with its revenues. The objective of the initiative is to ensure that the Company has a lean organizational structure that provides a scalable infrastructure that facilitates future growth opportunities.

In the first quarter of 2020, the Company identified workforce reductions to be completed in 2020 to support the cost savings initiative discussed above. The Company currently expects these workforce reductions to result in approximately $2.1 million in severance costs and provide annualized cost savings of approximately $4.0 million. In accordance with ASC 712-10, Compensation - Nonretirement Postemployment Benefits, the Company recorded $1.3 million in severance costs associated with these workforce reductions in the three-month fiscal period ended April 3, 2020, which were included in restructuring costs on the Company's Condensed Consolidated Statements of Operations. The accrual balance associated with these severance costs were included in other current liabilities on the Company's Condensed Consolidated Balance Sheets as of April 3, 2020.

In addition to the severance associated with the cost savings initiative discussed above, the Company incurred $0.5 million in severance costs as it integrates the acquisition of Bal Seal in the three-month fiscal period ended April 3, 2020. These costs were included in restructuring costs on the Company's Condensed Consolidated Statements of Operations and the associated workforce reduction is expected to provide annual cost savings of approximately $1.2 million.

7. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	April 3, 2020	December 31, 2019
In thousands
Trade receivables	$22,660	$13,794
U.S. Government contracts:
Billed	17,851	15,136
Cost and accrued profit - not billed	862	894
Commercial and other government contracts
Billed	127,032	120,427
Cost and accrued profit - not billed	4,144	7,487
Less allowance for doubtful accounts	(1,400)	(1,246)
Accounts receivable, net	$171,149	$156,492

The increase in accounts receivable was primarily attributable to the acquisition of Bal Seal and higher receivables under a joint programmable fuze ("JPF") direct commercial sales ("DCS") contract. These increases were partially offset by payments received for the Company's bearings products. Refer to Note 4, Acquisitions, for further information on the Bal Seal acquisition.

The Company performs ongoing evaluations of its customers’ current creditworthiness, as determined by the review of their credit information to determine if events have occurred subsequent to the recognition of revenue and the related receivable that provide evidence that such receivable will be realized in an amount less than that recognized at the time of sale. Estimates of credit losses are based on historical losses, current economic conditions, geographic considerations, and in some cases, evaluating specific customer accounts for risk of loss.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 3, 2020 and March 29, 2019
(Unaudited)

7. ACCOUNTS RECEIVABLE, NET (CONTINUED)

The following table summarizes the activity in the allowance for doubtful accounts in the three-month fiscal period ended April 3, 2020:

In thousands
Balance at December 31, 2019	$(1,246)
Provision	(179)
Additions attributable to acquisitions	(82)
Amounts written off	96
Changes in foreign currency exchange rates	11
Balance at April 3, 2020	$(1,400)

COVID-19 and Oil Prices

The Company anticipates that the disruptions and delays resulting from the spread of COVID-19 and the measures instituted by governments and businesses to mitigate its spread will impact its liquidity in the next twelve months. Certain of the Company's receivables associated with the JPF program are from Middle Eastern countries which may be impacted by the recent declines in crude oil prices. The Company also continues to closely monitor the collectability of its receivables from commercial aerospace customers as it recognizes there may be delays in payments due to the impacts of COVID-19 on its customers. As of the date of this filing, the Company does not believe there has been any material impact on the collectability of these receivables.
Accounts receivable, net includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	April 3, 2020	December 31, 2019
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$900	$900

8. CONTRACT ASSETS, CONTRACT COSTS AND CONTRACT LIABILITIES

Activity related to contract assets, contract costs and contract liabilities was as follows:

	April 3, 2020	December 31, 2019	$ Change	% Change
In thousands
Contract assets	$133,421	$121,614	$11,807	9.7%

Contract costs, current portion	$6,207	$6,052	$155	2.6%
Contract costs, noncurrent portion	$6,652	$6,099	$553	9.1%

Contract liabilities, current portion	$43,582	$42,942	$640	1.5%
Contract liabilities, noncurrent portion	$38,957	$37,855	$1,102	2.9%

Contract Assets

The increase in contract assets was primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the three-month fiscal period ended April 3, 2020. This increase was primarily related to work performed and not yet billed on certain structures and legacy fuzing programs, partially offset by amounts billed on the JPF program with the USG. There were no significant impairment losses related to the Company's contract assets during the three-month fiscal periods ended April 3, 2020 and March 29, 2019.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 3, 2020 and March 29, 2019
(Unaudited)

8. CONTRACT ASSETS, CONTRACT COSTS AND CONTRACT LIABILITIES (CONTINUED)

Contract Assets - continued

Contract assets includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts were as follows:

	April 3, 2020	December 31, 2019
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$3,810	$3,745

Contract Costs

At April 3, 2020, costs to fulfill a contract and costs to obtain a contract were $7.9 million and $5.0 million, respectively. At December 31, 2019, costs to fulfill a contract and costs to obtain a contract were $6.6 million and $5.5 million, respectively. These amounts are included in contract costs, current portion and contract costs, noncurrent portion on the Company's Condensed Consolidated Balance Sheets at April 3, 2020 and December 31, 2019.

The increase in contract costs, current portion was primarily attributable to costs to fulfill unmanned K-MAX® contracts and the reclassification of a portion of costs to obtain a JPF DCS contract and costs to fulfill certain structures programs from contract costs, noncurrent portion, partially offset by the amortization of contract costs. For the three-month fiscal periods ended April 3, 2020 and March 29, 2019, amortization of contract costs was $2.5 million and $1.0 million, respectively.

The increase in contract costs, noncurrent portion was primarily attributable to costs to fulfill unmanned K-MAX® contracts and costs to obtain a JPF DCS contract, partially offset by the reclassification of a portion of costs to obtain a JPF DCS contract and costs to fulfill certain structures programs.

Contract Liabilities

The increase in contract liabilities, current portion was primarily due to advance payments received on certain legacy fuzing programs and the reclassification of a portion of the advance payments received for a JPF DCS contract from contract liabilities, noncurrent portion, partially offset by revenue recognized on a JPF DCS contract. Revenue recognized related to contract liabilities, current portion was $14.7 million and $8.0 million in the three-month fiscal periods ended April 3, 2020 and March 29, 2019, respectively.

The increase in contract liabilities, noncurrent portion was due to advance payments received for a JPF DCS contract, partially offset by the reclassification of a portion of the advance payments received for a JPF DCS contract to contract liabilities, current portion. For the three-month fiscal periods ended April 3, 2020 and March 29, 2019, the Company did not recognize revenue against contract liabilities, noncurrent portion.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 3, 2020 and March 29, 2019
(Unaudited)

9. FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value:

	April 3, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
In thousands
Debt (1)	$387,841	$379,676	$186,060	$237,381

(1) These amounts are classified within Level 2.

The above fair values were computed based on quoted market prices and discounted future cash flows (observable inputs), as applicable. Differences from carrying values are attributable to interest rate changes subsequent to when the transactions occurred.

The fair values of cash and cash equivalents, accounts receivable, net and accounts payable - trade approximate their carrying amounts due to the short-term maturities of these instruments. The Company's cash and cash equivalents at April 3, 2020 and December 31, 2019 included $230.3 million and $443.2 million of Level 1 money market funds, respectively.

Recurring Fair Value Measurements

The Company holds derivative instruments for foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates and its counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy. At April 3, 2020 and December 31, 2019, the derivative instruments were included in other current assets and other current liabilities on the Company's Consolidated Balance Sheets. Based on the Company's continued ability to trade and enter into forward contracts and interest rate swaps, the Company considers the markets for its fair value instruments to be active.

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of April 3, 2020, such credit risks had not had an adverse impact on the fair value of these instruments.

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

Forward Exchange Contracts

The Company holds forward exchange contracts designed to hedge forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on the Company’s earnings and cash flows. Some of these contracts are designated as cash flow hedges. The Company will include in earnings amounts currently included in accumulated other comprehensive income upon recognition of cost of sales related to the underlying transaction. These contracts were not material to the Company's Condensed Consolidated Balance Sheets as of April 3, 2020 and December 31, 2019. The activity related to these contracts was not material to the Company's Condensed Consolidated Financial Statements for the three-month fiscal periods ended April 3, 2020 and March 29, 2019.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 3, 2020 and March 29, 2019
(Unaudited)

11. INVENTORIES

Inventories consisted of the following:

	April 3, 2020	December 31, 2019
In thousands
Raw materials	$20,040	$15,012
Contracts and other work in process (including certain general stock materials)	141,004	116,382
Finished goods	32,135	24,959
Inventories	$193,179	$156,353

The increase in inventories for the three-month fiscal period ended April 3, 2020 was primarily attributable to the acquisition of Bal Seal and work performed on the JPF DCS program, K-MAX® program and bearings products. Refer to Note 4, Acquisitions, for further information on the Bal Seal acquisition.

Inventories include amounts associated with matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts were as follows:

	April 3, 2020	December 31, 2019
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$428	$403

At April 3, 2020 and December 31, 2019, $54.5 million and $43.6 million, respectively, of K-MAX® inventory was included in contracts and other work in process inventory and finished goods on the Company's Condensed Consolidated Balance Sheets. Management believes that approximately $28.1 million of the K-MAX® inventory will be sold after April 3, 2021, based upon the anticipation of additional aircraft manufacturing and the requirements to support the fleet for the foreseeable future.

At April 3, 2020 and December 31, 2019, $5.5 million and $3.6 million, respectively, of SH-2G(I) inventory was included in contracts and other work in process inventory on the Company's Condensed Consolidated Balance Sheets. Management believes that approximately $4.2 million of the SH-2G(I) inventory will be sold after April 3, 2021. This balance represents spares requirements and inventory to be used on SH-2G programs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 3, 2020 and March 29, 2019
(Unaudited)

12. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for continuing operations:

In thousands
Gross balance at December 31, 2019	$211,566
Accumulated impairment	(16,252)
Net balance at December 31, 2019	195,314
Additions(1)	104,800
Impairments	—
Foreign currency translation	(5,316)
Ending balance at April 3, 2020	$294,798

(1) The additions to goodwill in the three-month fiscal period ended April 3, 2020 were attributable to the acquisition of Bal Seal. Refer to Note 4, Acquisitions, for further information on this acquisition.

In accordance with ASC 350 - Intangibles - Goodwill and Other ("ASC 350"), the Company is required to evaluate goodwill for possible impairment testing if an event occurs or circumstances change that indicate that the fair value of the reporting entity may be below its carrying amount. The spread of COVID-19 and the precautionary measures instituted by governments and businesses to mitigate the risk of its spread have contributed to the general slowdown in the global economy and significant volatility in financial markets, which have resulted in a significant decrease in the Company's stock price and market capitalization. As a result, the Company performed analyses to determine the impact that the decrease in the Company's market capitalization would have on the fair values of its reporting units relative to their respective carrying values and if there was a triggering event for potential impairment with respect to each reporting unit.

Management performed qualitative analyses on its Specialty Bearings, KPP-Orlando and Bal Seal reporting units, which took into consideration the following factors: general economic conditions, industry specific performance, changes in carrying values of the reporting units and the assessments of assumptions used in the previous fair value calculation. The results of these analyses indicated that it is more likely than not that goodwill is not impaired and these reporting units did not need to proceed to a Step 1 impairment analysis.

Based on the analysis of the impact that the decrease in the Company's market capitalization would have on the Company's reporting unit fair values relative to their respective carrying values, management identified a triggering event for possible goodwill impairment in its Aerosystems reporting unit. Management performed a Step 1 impairment analysis on the Aerosystems reporting unit using an income methodology based on management's estimates of forecasted cash flows, with those cash flows discounted to present value using rates commensurate with the risks associated with those cash flows. In addition, management used a market-based valuation method involving analysis of market multiples of revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") for (i) a group of comparable companies and (ii) recent transactions, if any, involving comparable companies. In estimating the fair value of the reporting unit, a weighting of 80% to the income approach and 20% to the market-based valuation method was selected, consistent with the fourth quarter of 2019. The estimated fair value of the reporting unit was adjusted based on an assumption of excess working capital, which represents management's identification of specific contract-related assets that will generate cash flows in the future. The results of the Step 1 impairment test resulted in a conclusion that the fair value of the Aerosystems reporting unit was 9.4% above its carrying value; therefore, goodwill was not impaired. The carrying value of the Aerosystems reporting unit was $270.7 million and the reporting unit's goodwill balance was $49.0 million as of April 3, 2020.

As a result of these assessments, there were no impairments that impacted the Company's Condensed Consolidated Financial Statements as of and for the three-month fiscal period ended April 3, 2020. The Company's future assessment of the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in material impacts to the Consolidated Financial Statements in future reporting periods. Specifically, with respect to its Aerosystems reporting unit, further deterioration of business conditions, declines in revenues or inability to secure future K-MAX® aircraft orders will result in additional risk of impairment in future periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 3, 2020 and March 29, 2019
(Unaudited)

12. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)

Other Intangibles

Other intangible assets consisted of:

		At April 3,		At December 31,
		2020		2019
	Amortization Period	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
In thousands
Customer lists / relationships	6-34 years	$116,528	$(22,385)	$56,789	$(21,415)
Developed technologies	7-20 years	46,130	(6,185)	19,552	(5,217)
Trademarks / trade names	15- 40 years	15,821	(1,465)	5,012	(1,368)
Non-compete agreements and other	1-15 years	3,739	(2,597)	2,338	(2,321)
Patents	17 years	523	(457)	523	(454)
Total		$182,741	$(33,089)	$84,214	$(30,775)

The increase in other intangible assets, net was attributable to the acquisition of Bal Seal. Refer to Note 4, Acquisitions, for further information on this acquisition.

13. PENSION PLANS

Components of net pension cost for the Qualified Pension Plan and Supplemental Employees’ Retirement Plan ("SERP") were as follows:

	For the Three Months Ended
	Qualified Pension Plan		SERP
	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
In thousands
Service cost	$1,309	$1,275	$—	$—
Interest cost on projected benefit obligation	5,255	6,606	41	59
Expected return on plan assets	(10,796)	(10,640)	—	—
Amortization of net loss	1,201	3,815	236	61
Net pension (income) cost	$(3,031)	$1,056	$277	$120

The Company contributed $10.0 million to the qualified pension plan and $0.1 million to the SERP through the end of the first quarter of 2020. No further contributions are expected to be made to the qualified pension plan during 2020. The Company plans to contribute an additional $0.4 million to the SERP in 2020. For the 2019 plan year, the Company contributed $0.5 million to the SERP and did not make a contribution to the qualified pension plan.

14. COMMITMENTS AND CONTINGENCIES

Pension Freeze

Effective December 31, 2015, the Company's qualified pension plan was frozen with respect to future benefit accruals. Under USG Cost Accounting Standard (“CAS”) 413 the Company must determine the USG’s share of any pension curtailment adjustment calculated in accordance with CAS. Such adjustments can result in an amount due to the USG for pension plans that are in a surplus position or an amount due to the contractor for plans that are in a deficit position. During the fourth quarter of 2016, the Company accrued a $0.3 million liability representing its estimate of the amount due to the USG based on the Company's pension curtailment adjustment calculation, which was submitted to the USG for review in December 2016. The Company maintained its accrual at $0.3 million as of April 3, 2020. There can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on the Company's results of operations, financial position and cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 3, 2020 and March 29, 2019
(Unaudited)

14. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

The Company's estimate of its portion of the cost to assess the environmental conditions and remediate this site is $2.3 million, all of which has been accrued. The remediation has been substantially completed and the Company continues to monitor the results of the remediation. The total amount paid to date in connection with these environmental remediation activities is $1.6 million. At April 3, 2020, the Company had $0.7 million accrued for these environmental remediation activities. A portion ($0.1 million) of the accrual related to this property is included in other current liabilities and the balance is included in other long-term liabilities. The remaining balance of the accrual reflects the total anticipated cost of completing these environmental remediation activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

Bloomfield Property

In connection with the Company’s 2008 purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation had leased from NAVAIR, the Company assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and is currently remediating the property under the guidance of the Connecticut Department of Environmental Protection. The assumed environmental liability of $10.3 million was determined by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. The total amount paid to date in connection with these environmental remediation activities is $14.4 million. At April 3, 2020, the Company had $2.1 million accrued for these environmental remediation activities. A portion ($0.2 million) of the accrual related to this property is included in other current liabilities, and the balance is included in other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

Offset Agreement

During January 2018, the Company entered into an offset agreement as a condition to obtaining orders from a foreign customer for the Company's JPF product. This agreement is designed to return economic value to the foreign country by requiring the Company to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. The offset agreement may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects and the purchase by third parties of supplies from in-country vendors. This agreement may also be satisfied through the Company's use of cash for activities, such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. At April 3, 2020, the offset agreement had an outstanding notional value of approximately $194.0 million, which is equal to sixty percent of the contract value of $324.0 million as defined by the agreement between the customer and the Company. The amount ultimately applied against the offset agreement is based on negotiations with the customer and may require cash outlays that represent only a fraction of the notional value in the offset agreement.

The Company continues to work with the customer to further define the requirements to satisfy the offset agreement. The satisfaction of the offset requirements will be determined by the customer and is expected to occur over a seven-year period. In the event the offset requirements of the contract are not met, the Company could be liable for potential penalties up to $16.5 million payable to the customer. The Company began recognizing revenue associated with this contract in the third quarter of 2019 and has considered the potential penalties of $16.5 million as a reduction to the transaction price in its determination of the value of the performance obligations within this contract. At the point the Company has an approved plan to satisfy the offset requirements, the Company will include the value of the potential penalties in backlog to the extent those penalties are expected to be offset and begin recognizing revenue on the total contract value.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 3, 2020 and March 29, 2019
(Unaudited)

14. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employee-Related Tax Matter

During 2018, the Company identified certain individuals at one of its foreign subsidiaries who were potentially misclassified as self-employed persons performing services for the subsidiary, as opposed to being classified as employees of the subsidiary. The Company investigated the misclassification of these individuals and the potential liability for any associated social contributions, interest and fines and/or penalties as a result of the misclassification. Following the internal investigation, the foreign subsidiary made a voluntary disclosure of the matter to the appropriate legal and regulatory authorities. At December 31, 2019, the Company had accrued $2.5 million, which represented the Company's best estimate of potentially unpaid social security contributions, related interest and possible penalties. During the first quarter of 2020, the Company received written notification of an assessment for the unpaid social security contributions and related interest. As a result, the Company reduced its accrual to $1.3 million, which represents the Company's best estimate of the unpaid social security contributions, related interest and possible penalties at April 3, 2020. There can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on the Company's results of operations, financial position and cash flows.

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

	For the Three Months Ended
	April 3, 2020	March 29, 2019
In thousands, except per share amounts
(Loss) earnings from continuing operations	$(407)	$5,822
Total earnings from discontinued operations	692	8,303
Net earnings	$285	$14,125

Basic:
Weighted average number of shares outstanding	27,809	27,908

(Loss) earnings per share from continuing operations	$(0.01)	$0.21
Earnings per share from discontinued operations	0.02	0.30
Basic earnings per share	$0.01	$0.51

Diluted:
Weighted average number of shares outstanding	27,809	27,908
Weighted average shares issuable on exercise of dilutive stock options	82	162
Total	27,891	28,070

(Loss) earnings per share from continuing operations	$(0.01)	$0.20
Earnings per share from discontinued operations	0.02	0.30
Diluted earnings per share	$0.01	$0.50

Equity awards

For the three-month fiscal period ended April 3, 2020 and March 29, 2019, respectively, 443,379 and 385,232 shares issuable under equity awards granted to employees were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 3, 2020 and March 29, 2019
(Unaudited)

15. COMPUTATION OF EARNINGS PER SHARE (CONTINUED)

2024 Convertible Notes

For the three-month fiscal periods ended April 3, 2020 and March 29, 2019, shares issuable under the Convertible Notes due 2024 were excluded from the diluted earnings per share calculation because the conversion price was more than the average market price of the Company's stock during the periods.

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

Compensation expense for stock options, restricted stock awards and restricted stock units is recognized on a straight-line basis over the vesting period of the awards. Share-based compensation expense recorded for continuing operations for the three-month fiscal periods ended April 3, 2020 and March 29, 2019 was $1.6 million in both periods. These amounts were included in selling, general and administrative expenses on the Company's Condensed Consolidated Statements of Operations. Share-based compensation expense recorded for discontinued operations for the three-month fiscal period ended March 29, 2019 was $0.3 million. This amount was included in earnings from discontinued operations, net of tax on the Company's Condensed Consolidated Statements of Operations.

Stock option activity was as follows:

	For the Three Months Ended
	April 3, 2020
	Options	Weighted - average exercise price
Options outstanding at beginning of period	736,364	$49.67
Granted	157,860	$64.48
Exercised	(44,324)	$30.63
Forfeited or expired	(1,575)	$64.48
Options outstanding at April 3, 2020	848,325	$53.39

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	For the Three Months Ended
	April 3, 2020	March 29, 2019
Expected option term (years)	4.9	4.9
Expected volatility	20.2%	19.4%
Risk-free interest rate	1.4%	2.5%
Expected dividend yield	1.3%	1.3%
Per share fair value of options granted	$10.74	$11.18

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 3, 2020 and March 29, 2019
(Unaudited)

16. SHARE-BASED ARRANGEMENTS (CONTINUED)

Restricted stock award and restricted stock unit activity were as follows:

	For the Three Months Ended
	April 3, 2020
	Restricted Stock	Weighted- average grant date fair value
Restricted Stock outstanding at beginning of period	92,800	$53.63
Granted	30,890	$64.48
Vested	(29,089)	$53.08
Forfeited or expired	(1,160)	$60.73
Restricted Stock outstanding at April 3, 2020	93,441	$57.30

17. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in shareholders’ equity for the three-month fiscal periods ended April 3, 2020, and March 29, 2019, were as follows:

	For the Three Months Ended
	April 3, 2020	March 29, 2019
In thousands
Beginning balance	$823,202	$633,157
Comprehensive (loss) income	(9,434)	14,144
Dividends declared (per share of common stock, $0.20 and $0.20, respectively)	(5,555)	(5,582)
Employee stock plans and related tax benefit	1,455	1,519
Purchase of treasury shares	(14,072)	(2,951)
Share-based compensation expense	1,633	1,880
Ending balance	$797,229	$642,167

The components of accumulated other comprehensive income (loss) are shown below:

	For the Three Months Ended
	April 3, 2020	March 29, 2019
In thousands
Foreign currency translation and other:
Beginning balance	$(16,351)	$(14,579)
Net loss on foreign currency translation	(10,826)	(2,917)
Other comprehensive loss, net of tax	(10,826)	(2,917)
Ending balance	$(27,177)	$(17,496)

Pension and other post-retirement benefits(1):
Beginning balance	$(134,542)	$(120,319)
Amortization of net loss, net of tax expense of $330 and $940, respectively	1,107	2,936
Other comprehensive income, net of tax	1,107	2,936
Reclassification of stranded tax effects resulting from Tax Reform to retained earnings balance	—	(23,094)
Ending balance	$(133,435)	$(140,477)

Total accumulated other comprehensive loss	$(160,612)	$(157,973)
(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
(See Note 13, Pension Plans for additional information.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 3, 2020 and March 29, 2019
(Unaudited)

18. INCOME TAXES

	For the Three Months Ended
	April 3, 2020	March 29, 2019

Effective Income Tax Rate from continuing operations	52.1%	19.8%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings from continuing operations for the period. The comparison of the effective tax rate from continuing operations for the three-month fiscal period ended April 3, 2020 to the corresponding rate in the prior year was impacted by the pretax loss in the current period versus pretax income in the prior period. Due to the current period pretax loss, the relatively high rate represents a tax benefit and was primarily caused by a discrete benefit received in the current period for the partial resolution of an issue relating to the deductibility of foreign expenses.

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

The Company has assessed both positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize the $40.6 million of deferred tax assets recorded as of April 3, 2020. Through the end of the first quarter of 2020, the Company believes it is more likely than not that only $30.3 million of these deferred tax assets will be realized and, as such, has recorded a valuation allowance of $10.3 million. Going forward, management will continue to assess the available positive and negative evidence to determine whether it is likely sufficient future taxable income will be generated to permit the use of these deferred tax assets. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income are reduced or increased, or if additional weight is given to subjective evidence such as future expected growth because objective negative evidence in the form of cumulative losses is no longer present.

19. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of these financial statements. No material subsequent events were identified that require disclosure.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide readers of our condensed consolidated financial statements with the perspectives of management. It presents, in narrative and tabular form, information regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results, and is designed to enable the readers of this report to obtain an understanding of our businesses, strategies, current trends and future prospects. It should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 ("2019 Form 10-K") and the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.

OVERVIEW OF BUSINESS

Kaman Corporation (the "Company" or "Kaman") currently conducts business in the aerospace and defense, industrial and medical markets. Kaman produces and markets proprietary aircraft bearings and components; super precision, miniature ball bearings, proprietary spring energized seals, springs and contacts; complex metallic and composite aerostructures for commercial, military and general aviation fixed and rotary wing aircraft; and safe and arming solutions for missile and bomb systems for the U.S. and allied militaries. The Company also manufactures and supports our K-MAX® manned and unmanned medium-to-heavy lift helicopters and restores, modifies and supports our SH-2G Super Seasprite maritime helicopters.

COVID-19 Discussion

The impact of the novel coronavirus (“COVID-19”) and the precautionary measures instituted by governments and businesses to mitigate the spread, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders, have contributed to a general slowdown in the global economy and significant volatility in financial markets, including a decrease in our stock price. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and across the geographies in which we operate and serve customers, and we are working to assess the extent to which it will impact our customers, suppliers and other business partners.
Impact on our Operations
Kaman is operating as an essential business in the United States and in most of the markets in which it operates around the world. While we did not incur significant disruptions related to the COVID-19 pandemic during the first quarter of 2020, our structures facility in Mexico and joint venture in India were temporarily closed due to mandates by their local governments. We have been able to largely offset the impacts of our Mexico facility closure by continuing to satisfy our customer requirements out of our Jacksonville facility. We initiated furloughs at our composite structures business in the United Kingdom due to the closure of customer and supplier operations in the United Kingdom; however, the financial impact from these closures and furloughs was not material to our results in the first quarter. Furthermore, while certain of our customers and suppliers have temporarily shut down operations, disruptions to our supply chain have been limited to date and we continue to meet the demands of our customers.
Steps to Protect our Workforce
The health and safety of our employees, their families and communities, and our customers are our highest priorities. We have allocated significant resources to protect our workforce and attempt to reduce the impact of COVID-19 on our communities and our customers. To maintain employee productivity and minimize the risk of exposure while working, we have implemented policies and procedures to allow our employees to work with confidence knowing that their health and safety is a key priority.
Work-from-home guidelines and travel bans were implemented in March, and all employees who are able to work from home have been instructed to do so for the foreseeable future to limit contact points and reduce the risk of exposure. To support a higher volume of employees working from home, we have upgraded our remote capabilities, and our human resources department has made training materials available on how to overcome the challenges of working from home.
For those on-site, we have implemented segregated workspaces to increase physical distancing within our facilities, improve the traceability of employee contacts, and limit risk of exposure while in the facility. We have also developed detailed plans on how to respond quickly to an ill employee showing symptoms or a confirmed case within a facility. In addition, we implemented mandatory daily temperature checks for all persons entering our facilities. Face masks have been made available to all employees and are required in production facilities, those areas where required by law, and strongly encouraged in all other areas.

Resources are available to our employees via the Company's benefits website, which include the latest news on COVID-19, steps to prevent illness, resources for mental health, including coping with stress, supporting employees in a time of uncertainty and managing anxiety and stress, and resources for children and family activities.
Our senior management team meets regularly to review the status of our operations, including the health and safety of our employees, and the impact of COVID-19 on our customers, suppliers and communities. Our board of directors also meets regularly to oversee the Company's response to COVID-19. A communications cadence has been developed to provide regular updates to our employees to keep them informed on what is happening within the organization, including risk identification and mitigation and relevant information and resources to support them during these challenging times. Additionally, the management team has benchmarked our efforts with peer companies to adopt best practices, improve our processes and share challenges that we are facing as we manage through the crisis. In light of the COVID-19 pandemic and its potential impact on our business, our Chief Executive Officer voluntarily agreed to reduce his annual base salary by 20% for the balance of the year, and our non-employee directors agreed to temporarily reduce their quarterly cash retainer payments by 20% for the second fiscal quarter of 2020. In addition, the base salaries of our other executive officers have been temporarily reduced by 15%, and the base salaries of our other U.S. based corporate officers and certain of our subsidiary senior management teams have been temporarily reduced by 10%.
Looking Ahead
As we look forward to the reopening of the economy, we are developing strategies to limit the risk to our operations with a continued focus on the health of our employees and the satisfaction of our customers’ requirements. Despite these efforts to mitigate the risks associated with COVID-19, we expect our operations to be adversely impacted, as approximately 50% of our 2020 sales were anticipated to be in commercial end markets which have been particularly impacted by the effects of the pandemic. Of total expected sales, approximately 30% was anticipated to be to commercial aerospace customers. Furthermore, direct and indirect sales to Boeing and Airbus were expected to account for approximately 40% of commercial aerospace sales. During the first quarter, we saw positive sales growth and strong order intake; however, these results may not be indicative of our future performance as we cannot, at this time, accurately estimate the extent or duration of future declines in commercial aerospace sales. Looking at our other end markets, we expect more modest declines in our medical and industrial end markets, and have seen growth in our overall defense programs. We participate in a number of critical defense programs, such as the Joint Programmable Fuze, A-10 Re-Wing Program, BLACK HAWK Helicopter Program and the Combat Rescue Helicopter program. Furthermore, during the first quarter we secured a number of new applications for our specialty bearings products, specifically on the Apache Helicopter, and we are seeing increased orders on the Virginia Class submarine and Joint Strike Fighter, F-18 and Typhoon aircrafts. As of the date of this filing, we have not seen a material amount of order cancellations or deferrals; however, the extent to which COVID-19 may adversely impact the Company depends on future developments, which are highly uncertain and unpredictable at this time.

Refer to the Liquidity and Capital Resources section of the Management's Discussion and Analysis for information on the impact of COVID-19 on the liquidity of the Company and Item 1A, Risk Factors, for the Company’s new risk factor on the potential impacts of COVID-19 on our business, results of operations, financial condition and cash flows.

Executive Summary

In the first quarter, our results were very strong with an increase in consolidated net sales from continuing operations of 24.6% to $207.3 million. Organic sales increased 10.5% as we delivered growth across all of our major product offerings. Additionally Bal Seal, which we closed at the beginning of the year, contributed $23.4 million to total sales, which was in line with our expectations. Gross margin for the quarter of 32.7% was relatively flat when compared with the prior year period. Inventory step up associated with the acquisition of Bal Seal of $1.2 million was included in gross profit for the period. Adjusting for this item, gross margin for the period would have increased over the prior year. This performance was driven in part by the addition of the higher margin product portfolio at Bal Seal and the mix of JPF sales in the quarter offset by a higher volume of sales from our lower margin structures programs. Our first quarter performance speaks to the ability of our company to generate strong operating results and the ability of our team to execute despite the challenges they faced as the quarter progressed. With the addition of Bal Seal, we have strengthened our portfolio of highly engineered proprietary solutions serving, defense, commercial aerospace, medical and industrial end markets positioning us for long-term growth and allowing us to navigate near-term challenges. GAAP diluted loss per share of $0.01 was driven by a number of items, including $8.5 million of non-recurring Bal Seal acquisition costs, $6.9 million of purchase accounting costs for Bal Seal, $1.8 million of restructuring and severance costs, and $1.8 million of non-recurring third party costs associated with our efforts to reduce general and administrative expenses. These costs were partially offset by higher non-service pension and post retirement benefit income and lower net interest expense.

Other Financial Highlights

•
Loss from continuing operations was $0.4 million for the three-month fiscal period ended April 3, 2020 compared to earnings from continuing operations of $5.8 million in the comparable fiscal period in the prior year. This change was primarily driven by higher acquisition-related costs, compensation cost related to Bal Seal's retention plans and corporate development costs partially offset by higher non-service pension and post retirement benefit income and lower net interest expense.

•
Cash used in operating activities of continuing operations during the three-month fiscal period ended April 3, 2020, was $55.4 million, $93.1 million less than the comparable fiscal period in the prior year. This change was primarily due to strong collections on the JPF program in the prior period and a delay in payment on a JPF DCS contract.

•
Total unfulfilled performance obligations ("backlog") decreased 0.7% to $801.5 million compared to total backlog at December 31, 2019, driven by deliveries of direct commercial joint programmable fuze ("JPF") orders, partially offset by new orders on various programs.

Recent events

•
In January 2020, we completed our acquisition of Bal Seal Engineering, Inc. ("Bal Seal"), a leader in the design, development and manufacturing of highly engineered products, including precision springs, seals and contacts.

•
In February 2020, our air vehicles business announced it had entered into a strategic distribution agreement with Trust International Group. This reseller agreement provides Trust International with exclusive rights to market the K-MAX® medium-to-heavy lift helicopter and its spare parts in the United Arab Emirates.

•
In March 2020, we identified workforce reductions to be completed in 2020 as part of our comprehensive review of our general and administrative functions in order to improve operational efficiency and to align the Company's costs with its revenues. The workforce reductions are expected to provide annualized cost savings of approximately $4.0 million.

•	In March 2020, as we evaluated the uncertainty associated with the COVID-19 outbreak, we elected to borrow $200 million under our $800 million revolving credit facility.

RESULTS OF OPERATIONS

During the third quarter of 2019, the Company completed the sale of its Distribution business for total cash consideration of $700.0 million, excluding certain working capital adjustments. As a result of the sale, the Distribution business results met the criteria for the presentation of discontinued operations. The results presented below represent the results of continuing operations, which include the Aerospace business and our Corporate office. See Note 3, Discontinued Operations, to the Condensed Consolidated Financial Statements for further information on the Company's sale of the Distribution business.

Results from Continuing Operations

Net Sales from Continuing Operations

	For the Three Months Ended
	April 3, 2020	March 29, 2019
	(in thousands)
Organic sales(1)	$183,961	$166,434
Acquisition sales	23,361	—
Net sales	$207,322	$166,434
$ change	40,888	(12,961)
% change	24.6%	(7.2)%
(1) Organic Sales is defined as "Net Sales" less sales derived from acquisitions completed during the previous twelve months. Refer to Non-GAAP Financial Measures for further information on organic sales.

Net sales increased for the three-month fiscal period ended April 3, 2020, as compared to the corresponding period in 2019, due to a 10.5% increase in organic sales and the contribution of $23.4 million of sales from our Bal Seal acquisition. The increase in organic sales was primarily driven by higher sales of $11.2 million in our defense programs, excluding safe and arm devices and $7.2 million in our commercial aerospace programs, partially offset a $1.2 million decrease in sales on other commercial programs. Foreign currency exchange rates relative to the U.S. dollar had an unfavorable impact of $0.8 million on net sales for the three-month fiscal period ended April 3, 2020.

The increase in sales under our defense programs, excluding safe and arm devices was primarily attributable to higher sales on certain structures programs, a defense memory program and the Combat Rescue Helicopter program, and higher sales volume of our defense bearings products.

Higher sales under our commercial aerospace programs were primarily driven by higher sales volume of our commercial bearings products and an increase in sales on our Bell Helicopter blade program and the Boeing Wing-to-Body Fairing program. These increases, totaling $9.7 million, were partially offset by lower sales under the K-MAX® program.

The decrease in sales under our other commercial programs was primarily attributable to lower sales volume of industrial miniature bearings.

Sales for safe and arm device programs remained relatively flat for the three-month fiscal period. This was a result of higher direct commercial sales of our JPF to foreign militaries, mostly offset by lower sales under our JPF program with the USG.

Gross Profit from Continuing Operations

	For the Three Months Ended
	April 3, 2020	March 29, 2019
	(in thousands)
Gross profit	$67,702	$54,521
$ change	13,181	1,341
% change	24.2%	2.5%
% of net sales	32.7%	32.8%

Gross profit increased for the three-month fiscal period ended April 3, 2020, as compared to the corresponding period in 2019. This was primarily attributable to the contribution of $8.9 million in gross profit from Bal Seal, which includes $1.2 million of expense associated with the inventory step-up of the acquisition, higher direct commercial sales of our JPF to foreign militaries, higher sales and associated gross profit on the Boeing 767/777 programs and an increase in gross profit across a number of our composite structures programs. These increases, totaling $17.5 million, were partially offset by lower sales and associated gross profit under our JPF program with the USG.

Selling, General & Administrative Expenses (S,G&A) from Continuing Operations

	For the Three Months Ended
	April 3, 2020	March 29, 2019
	(in thousands)
S,G&A	$60,989	$41,951
$ change	19,038	(981)
% change	45.4%	(2.3)%
% of net sales	29.4%	25.2%

S,G&A increased for the three-month fiscal period ended April 3, 2020, when compared to the corresponding period in 2019. This was primarily attributable to higher nonrecurring costs associated with the acquisition of Bal Seal and corporate development activities, and $8.5 million in additional S,G&A from the Bal Seal acquisition, which includes $1.7 million of intangible amortization expense associated with the purchase accounting for the acquisition. We incurred $10.3 million of nonrecurring costs in the period which consisted of $8.5 million of Bal Seal acquisition costs and $1.8 million in third party costs associated with our efforts to reduce general and administrative expenses. Absent these nonrecurring costs, organic S,G&A was lower in the first quarter of 2020 when compared to the comparable period in the prior year.

Costs from Transition Service Agreement

	For the Three Months Ended
	April 3, 2020	March 29, 2019
	(in thousands)
Costs from transition services agreement	$4,140	$—

Upon closing the sale of our former Distribution business, the Company entered into a transition services agreement ("TSA") with the buyer, pursuant to which the Company agreed to support the information technology, human resources and benefits, tax and treasury functions of the Distribution business for six to twelve months. The buyer has the option to extend the support period for up to an additional year for certain services. The Company incurred $4.1 million in costs associated with the TSA in the three-month fiscal period ended April 3, 2020. These costs were partially offset by $3.0 million in income earned from the TSA included in income from transition services agreement, which is below operating income on the Company's Condensed Consolidated Statement of Operations.

Cost of Acquired Retention Plans

	For the Three Months Ended
	April 3, 2020	March 29, 2019
	(in thousands)
Costs of acquired retention plans	$5,703	$—

Bal Seal's previous owner implemented employee retention plans prior to our acquisition in the first quarter of 2020. Upon closing, we funded $24.7 million of the purchase price into escrow accounts associated with these employee retention plans. Eligible participants will receive an allocation of the escrow balances one year following the acquisition date. As of the date of acquisition Bal Seal had $1.9 million in costs accrued for these employee retention plans; therefore, we will incur $22.8 million in compensation expense associated with these retention plans in the year ended December 31, 2020, of which $5.7 million was incurred in the three-month fiscal period ended April 3, 2020.

Restructuring Costs from Continuing Operations

	For the Three Months Ended
	April 3, 2020	March 29, 2019
	(in thousands)
Restructuring costs	$1,795	$266

Following the sale of our former distribution business, we announced that we would undertake a comprehensive review of our general and administrative functions in order to improve operational efficiency and to align our costs with our revenues. In the first quarter of 2020, the Company identified workforce reductions to be completed in 2020 to support the cost savings initiative, which resulted in $1.3 million in severance costs in the three-month fiscal period ended April 3, 2020. These workforce reductions provide annualized cost savings of approximately $4.0 million, contributing to total annualized cost savings of $9.0 million achieved since the announcement of the cost savings initiative. In addition to the severance costs associated with the cost savings initiative discussed above, we incurred $0.5 million in severance costs as we integrated the acquisition of Bal Seal in the first quarter of 2020.

During the third quarter of 2017, we announced restructuring activities at our composite businesses to support the ongoing effort of improving capacity utilization and operating efficiency to better position the Company for increased profitability and growth. Such actions included workforce reductions and the consolidation of operations. We did not incur any expenses associated with these restructuring activities in the three-month fiscal period ended April 3, 2020. We incurred $0.3 million in costs associated with these restructuring activities in the three-month fiscal period ended March 29, 2019.

Gain on Sale of Business

	For the Three Months Ended
	April 3, 2020	March 29, 2019
	(in thousands)
Gain on sale of business	$(493)	$—

During 2018, we sold our U.K. Tooling business to better position the Company for increased profitability. In the fourth quarter of 2019, we incurred a loss of $3.7 million associated with the write-off of note receivables recorded for the remaining amounts to be collected on the sale of the U.K. Tooling business as this balance was deemed not likely to be collected. In the three-month fiscal period ended April 3, 2020, we collected $0.5 million of the note receivables written off in 2019.

Operating (Loss) Income from Continuing Operations

	For the Three Months Ended
	April 3, 2020	March 29, 2019
	(in thousands)
Operating (loss) income	$(4,422)	$12,369
$ change	(16,791)	3,753
% change	(135.8)%	43.6%
% of net sales	(2.1)%	7.4%

The Company had an operating loss of $4.4 million for the three-month fiscal period ended April 3, 2020, compared to operating income of $12.4 million in the comparable period in 2019. The change in operating income was primarily due to higher acquisition-related costs, corporate development costs, costs incurred related to the TSA, an increase in restructuring costs and costs associated with the purchase accounting for the Bal Seal acquisition as discussed above. These changes were partially offset by increases in gross profit on certain programs as discussed above and the contribution of gross profit from Bal Seal.

Interest Expense, Net from Continuing Operations

	For the Three Months Ended
	April 3, 2020	March 29, 2019
	(in thousands)
Interest expense, net	$3,247	$5,301

Interest expense, net, generally consists of interest charged on our Credit Agreement, which includes a revolving credit facility and a previous term loan facility, and our convertible notes and the amortization of debt issuance costs, offset by interest income. Interest expense, net for the three-month fiscal period ended April 3, 2020 decreased when compared to the corresponding period in 2019. This decrease was primarily attributable to the absence of interest expense associated with our previous term loan facility and lower interest associated with our deferred compensation plan.

Effective Income Tax Rate from Continuing Operations

	For the Three Months Ended
	April 3, 2020	March 29, 2019

Effective income tax rate from continuing operations	52.1%	19.8%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the period. The comparison of the effective tax rate from continuing operations for the three-month fiscal period ended April 3,

2020 to the corresponding rate in the prior year was impacted by the pretax loss in the current period versus pretax income in the prior period. Due to the current period pretax loss, the relatively high rate represents a tax benefit and was primarily caused by a discrete benefit received in the current period for the partial resolution of an issue relating to the deductibility of foreign expenses.

Backlog

	April 3, 2020	December 31, 2019
	(in thousands)
Backlog	$801,538	$806,870

Backlog decreased during the first three months of 2020. The decrease was primarily attributable to revenue recognized for deliveries of direct commercial JPF orders and bearings products and work performed on certain metallic structures programs. These decreases were partially offset by orders of our bearings products, orders under the Sikorsky BLACK HAWK helicopter program and the Combat Rescue Helicopter program, and backlog associated with our Bal Seal acquisition.

Major Programs/Product Lines

Below is a discussion of significant changes in our major programs during the first three months of 2020. See our 2019 Form 10-K for a complete discussion of our major programs.

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

A total of 10,150 fuzes were delivered to our customers during the first quarter of 2020. We expect to deliver 45,000 to 50,000 fuzes in 2020.

Total JPF backlog at April 3, 2020 was $313.5 million. Of this amount, $1.0 million in JPF backlog requires future export approvals, licenses or authorizations from the USG before we are permitted to sell these products outside of the United States. The receipt of these export approvals, licenses, or authorizations are subject to political and geopolitical conditions which could impact the timing and/or our ability to sell these products outside of the United States. Total JPF backlog at December 31, 2019 was $356.8 million.

LIQUIDITY AND CAPITAL RESOURCES

Discussion and Analysis of Cash Flows

We assess liquidity in terms of our ability to generate cash to fund working capital requirements and investing and financing activities. Significant factors affecting liquidity include: cash flows generated from or used by operating activities, capital expenditures, investments in our business and programs, acquisitions, divestitures, dividends, availability of future credit, share repurchase programs, adequacy of available bank lines of credit, and factors that might otherwise affect the company's business and operations generally, as described under the heading “Risk Factors” and “Forward-Looking Statements” in Item 1A of Part I of our 2019 Form 10-K.

COVID-19

We anticipate that the disruptions and delays resulting from the spread of COVID-19 and the measures instituted by governments and businesses to mitigate its spread will impact our liquidity in the next twelve months. In consideration of the potential future impact of the COVID-19 pandemic on our business, we borrowed approximately $200.0 million under our

Credit Agreement in the first quarter of 2020 to provide additional financing flexibility and readily accessible liquidity. The proceeds from the borrowing may be used for working capital adjustments, ongoing operating needs and general corporate purposes. At April 3, 2020, the Company had $270.7 million of cash on our Condensed Consolidated Balance Sheet, excluding any restricted cash. We are closely managing our daily cash flows to optimize our liquidity position. Certain of our receivables associated with the JPF program are from Middle Eastern countries which may be impacted by the recent declines in crude oil prices. We also continue to closely monitor the collectability of our receivables from commercial aerospace customers as we recognize there may be delays in payments due to the impacts of COVID-19 on our customers. As of the date of this filing, we do not believe there has been any material impact on the collectability of these receivables. In addition to the daily reviews of collections and payables, management meets with our business units on a regular basis to review liquidity.
During the first quarter, the Company reduced hiring activities, limited discretionary spending and implemented the aforementioned temporary salary reductions amongst senior management and the board. We are evaluating our capital investment projects and anticipate reduced spending for the year. While we assess the impacts of COVID-19, we did continue to pay our regular quarterly dividend during the first quarter and also contributed $10.0 million to our pension plan. As of the date of this filing, we believe the Company has adequate liquidity due to the cash we have on hand, the bank financing we have available to us and the other actions we have taken to enhance financial flexibility and reduce the potential impact of the pandemic on the Company.
A summary of our consolidated cash flows from continuing operations is as follows:

	For the Three Months Ended
	April 3, 2020	March 29, 2019	2020 vs. 2019
	(in thousands)
Total cash provided by (used in):
Operating activities	$(55,442)	$37,648	$(93,090)
Investing activities	(303,780)	(5,773)	(298,007)
Financing activities	182,878	(16,660)	199,538

Free Cash Flow (a)
Net cash (used in) provided by operating activities	$(55,442)	$37,648	$(93,090)
Expenditures for property, plant and equipment	(5,559)	(5,178)	(381)
Free cash flow	$(61,001)	$32,470	$(93,471)
(a) Free Cash Flow, a non-GAAP financial measure, is defined as net cash (used in) provided by operating activities less expenditures for property, plant and equipment, both of which are presented in our Condensed Consolidated Statements of Cash Flows. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures for more information regarding Free Cash Flow.

Net cash used in operating activities was $55.4 million for the three-month fiscal period ended April 3, 2020, compared to cash provided by operating activities of $37.6 million in the comparable period in 2019. This change was primarily driven by strong collections on the JPF program in the prior period and a delay in payment on a JPF DCS contract. We have received payments from this customer for recent shipments and expect to receive payment on the outstanding aged receivable. Further driving the change was a $10.0 million contribution made to the pension plan in the current period.

Net cash used in investing activities increased for the three-month fiscal period ended April 3, 2020, versus the comparable period in 2019, primarily attributable to cash used to acquire Bal Seal.

Net cash provided by financing activities was $182.9 million for the three-month fiscal period ended April 3, 2020, compared to cash used in financing activities of $16.7 million in the comparable period in 2019. This change was primarily due to higher net borrowings under our revolving credit facility in the current period, as the Company borrowed approximately $200.0 million in preparation for the potential impact of the COVID-19 pandemic.

We anticipate a variety of items will have an impact on our liquidity during the next twelve months, in addition to the impacts of the COVID-19 pandemic and our working capital requirements. These could include one or more of the following:

•	the matters described in Note 14, Commitments and Contingencies, in the Notes to Consolidated Financial Statements, including the cost of existing environmental remediation matters;

•	contributions to our qualified pension plan and Supplemental Employees’ Retirement Plan (“SERP”);

•	deferred compensation payments to officers;

•	interest payments on outstanding debt;

•	income tax payments;

•	costs associated with acquisitions and corporate development activities;

•	finance and operating lease payments;

•	capital expenditures;

•	research and development expenditures;

•	repurchase of common stock under the 2015 Share Repurchase Program;

•	payment of dividends;

•	costs associated with the start-up of new programs; and

•	the timing of payments and the extension of payment terms by our customers.

Financing Arrangements

We continue to rely upon bank financing as an important source of liquidity for our business activities, including acquisitions. We believe this, when combined with cash generated from operating activities, will be sufficient to support our anticipated future cash requirements; however, we may decide to borrow additional funds or raise additional equity capital to support other business activities, including potential future acquisitions. We regularly monitor credit market conditions to identify potential issues that may adversely affect, or provide opportunities for, the securing and/or advantageous pricing of additional financing, if any, that may be necessary to continue with our growth strategy and finance working capital requirements. Refer to Note 14, Debt, in the Notes to the Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of the Annual Report on Form 10-K for the year ended December 31, 2019 for further information on our Financing Arrangements.

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

The sale of the our former Distribution business in the third quarter of 2019 was deemed to be a "Fundamental Change" and a "Make-Whole Fundamental Change" pursuant to the terms and conditions of the indenture governing the 2024 Notes. As a result, the sale triggered the right of the holders of our 2024 Notes to require us to repurchase all of the 2024 Notes, or any portion thereof that is a multiple of $1,000 principal amount on September 27, 2019. The aggregate principal amount of the 2024 Notes validly tendered and not validly withdrawn was $0.5 million, representing approximately 0.25% of all outstanding notes. Holders of such notes received the repurchase price equal to 100% of the principal amount of the 2024 Notes being purchase, plus accrued and unpaid interest.

We incurred $7.4 million of debt issuance costs in connection with the sale of the 2024 Notes, which was allocated between the debt and equity components of the instrument. Of the total amount, $0.7 million was recorded as an offset to additional paid-in capital. The balance, $6.7 million, was recorded as a contra-debt balance and is being amortized over the term of the 2024 Notes. Total amortization expense for the three-month fiscal periods ended April 3, 2020 and March 29, 2019 was $0.2 million in both periods.

Credit Agreement

On December 13, 2019, the Company closed an amended and restated $800.0 million Credit Agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as Administrative Agent and as Collateral Agent. The Credit Agreement matures on December 13, 2024 and consists of revolving commitments of $800.0 million. Capitalized terms used but not defined within this discussion of the Credit Agreement have the meanings ascribed thereto in the Credit Agreement, which with amendments is included as Exhibit 10.37 to our 2019 Form 10-K.

We incurred $3.6 million of debt issuance costs in connection with the amendment and restatement of the Credit Agreement. Total amortization expense for three-month fiscal periods ended April 3, 2020 and March 29, 2019 was $0.2 million in both periods.

Interest rates on amounts outstanding under the Credit Agreement are variable based on LIBOR. The LIBOR benchmark has been the subject of national, international, and other regulatory guidance and proposals for reform. In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit rates for calculation of LIBOR after 2021. These reforms may cause LIBOR to perform differently than in the past, and LIBOR may ultimately cease to exist after 2021. Alternative benchmark rate(s) may replace LIBOR and could affect the Company's debt securities, derivative instruments, receivables, debt payments and receipts. At this time, it is not possible to predict the effect of any changes to LIBOR, any phase out of LIBOR or any establishment of alternative benchmark rates. Any new benchmark rate will likely not replicate LIBOR exactly, which could impact our contracts which terminate after 2021. There is uncertainty about how applicable law, the courts or the Company will address the replacement of LIBOR with alternative rates on variable rate retail loan contracts and other contracts that do not include alternative rate fallback provisions. In addition, any changes to benchmark rates may have an uncertain impact on our cost of funds and our access to the capital markets, which could impact our liquidity, financial position or results of operations. The interest rate for the amounts paid down on the revolving credit facility was 2.11%. In addition, we are required to pay a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.150% to 0.250% per annum, based on the Senior Secured Net Leverage Ratio. Fees for outstanding letters of credit range from 1.125% to 1.625%, based on the Senior Secured Net Leverage Ratio.

Total average bank borrowings during the quarter ended April 3, 2020, were $34.2 million compared to $70.6 million for the year ended December 31, 2019. As of April 3, 2020 and December 31, 2019, there was $417.0 million and $647.4 million available for borrowing, respectively, under the revolving credit facility, net of letters of credit. However, based on EBITDA levels at April 3, 2020 and December 31, 2019, amounts available for borrowing were at least $417.0 million and $322.9 million, respectively. Letters of credit are generally considered borrowings for purposes of the revolving credit facility. As of April 3, 2020, $181.9 million letters of credit were outstanding, all of which were under the credit facility. Of this amount, $162.7 million letters of credit relate to a certain JPF DCS contract. As of December 31, 2019, $152.6 million letters of credit were outstanding, all of which were under the credit facility. Of this amount, $146.2 million letters of credit relate to a JPF DCS contract.

Other Sources/Uses of Capital

Advance Payments

In 2018, we received $97.2 million in advance payments, which relate to $162.7 million in letters of a credit for a JPF DCS contract, including the offset agreement. In the event that we default on the contract and we are unable to fulfill our contractual obligations, our customer has the ability to draw on the letters of credit.

Pension Plans

Management regularly monitors pension plan asset performance and the assumptions used in the determination of our benefit obligation, comparing them to actual performance. We continue to believe the assumptions selected are valid due to the long-term nature of our benefit obligation.

We contributed $10.0 million to the qualified pension plan and $0.1 million to the SERP through the end of the first quarter of 2020. No further contributions are expected to be made to the qualified pension plan during 2020. We plan to contribute an additional $0.4 million to the SERP in 2020. For the 2019 plan year, we contributed $0.5 million to the SERP and did not make a contribution to the qualified pension plan.

Effective December 31, 2015, our qualified pension plan was frozen with respect to future benefit accruals. Under USG Cost Accounting Standard (“CAS”) 413, we must calculate the USG’s share of any pension curtailment adjustment calculated resulting from the freeze. Such adjustments can result in an amount due to the USG for pension plans that are in a surplus position or an amount due to the contractor for plans that are in a deficit position. During the fourth quarter of 2016, we accrued a $0.3 million liability representing our estimate of the amount due to the USG based on our pension curtailment calculation, which was submitted to the USG for review in December 2016. We have maintained our accrual at $0.3 million as of April 3, 2020. There can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on our results of operations, financial position and cash flows.

Share Repurchase Plan

In 2015, our Board of Directors approved a share repurchase program ("2015 Share Repurchase Program") authorizing the repurchase of up to $100 million of the Company’s common stock. The primary purpose of the 2015 Repurchase Program is to offset the dilution caused by the annual issuance of shares under our employee stock plans, although the timing and actual number of shares repurchased depends on a variety of factors including stock price, market conditions, corporate and regulatory requirements, capital availability and other factors, including acquisition opportunities. During the first quarter of 2020, we repurchased 290,000 shares, for approximately $13.5 million, under the 2015 Share Repurchase Program, bringing the total number of shares repurchased throughout the life of the 2015 Share Repurchase Program to 1,880,422 shares. Although approximately $2.2 million remains available for repurchases under this authorization, we do not intend to effectuate any additional share repurchases until the ongoing COVID-19 pandemic and any related impact on our business, results of operations and cash flows have subsided.

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

Organic Sales

Organic Sales is defined as "Net Sales" less sales derived from acquisitions completed during the previous twelve months. We believe that this measure provides management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, which can obscure underlying trends. We also believe that presenting Organic Sales separately provides management and investors with useful information about the trends impacting our operations and enables a more direct comparison to other businesses and companies in similar industries. Management recognizes that the term "Organic Sales" may be interpreted differently by other companies and under different circumstances.

Organic Sales from continuing operations (in thousands)
	For the Three Months Ended
	April 3, 2020	March 29, 2019
Net sales	$207,322	$166,434
Acquisition Sales	23,361	—
Organic Sales	$183,961	$166,434

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes outside the ordinary course of business in our contractual obligations or off-balance sheet arrangements during the first three months of 2020. See our 2019 Form 10-K for a discussion of our contractual obligations and off-balance sheet arrangements.

CRITICAL ACCOUNTING ESTIMATES

Preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements in the Company’s 2019 Form 10-K describe the critical accounting estimates and significant accounting policies used in preparing the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates.

RECENT ACCOUNTING STANDARDS

Information regarding recent changes in accounting standards is included in Note 2, Recent Accounting Standards, of the Notes to Condensed Consolidated Financial Statements in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the Company’s exposure to market risk during the first three months of 2020. See the Company’s 2019 Form 10-K for a discussion of the Company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended, as of April 3, 2020. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of April 3, 2020, our disclosure controls and procedures were effective.

Internal Controls over Financial Reporting

As a result of the COVID-19 pandemic, certain employees of the Company began working remotely in March 2020, but these changes to the working environment did not have a material effect on the Company’s internal control over financial reporting.
There was no other change to our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

While it is not possible to predict the outcome of these matters with certainty, based upon available information, management believes that all settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in legal proceedings and that can be reasonably estimated are accrued for at April 3, 2020. Despite this analysis, there can be no assurance that the final outcome of these matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

As of April 3, 2020, neither the Company nor any of its subsidiaries was a party, nor was any of its or their property subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company and its subsidiaries. Additional information relating to certain of these matters is set forth in Note 14, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements.

Environmental Matters

The Company and its subsidiaries are subject to numerous U.S. federal, state and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities (including past activities of companies we have acquired). From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which may include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. While it is not possible to predict the outcome of these proceedings, in the opinion of management, any payments we may be required to make as a result of all such claims in existence at April 3, 2020, will not have a material adverse effect on our business, financial condition and results of operations or cash flows.

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

Item 1A. Risk Factors

Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition and cash flows as set forth under Item 1A. “Risk Factors” in our 2019 Form 10-K. Except as set forth below, we do not believe there have been any material changes to the risk factors previously disclosed in our 2019 Form 10-K, but we may disclose changes to such factors or disclose additional factors from time to time in future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, results of operations, financial position and cash flows.

Our business, results of operations, financial condition and cash flows are likely to be adversely impacted by the ongoing COVID-19 pandemic.

While the ongoing COVID-19 pandemic did not materially adversely affect the Company’s financial results and business operations in the Company’s first fiscal quarter ended April 3, 2020, economic and health conditions in the United States and across most of the world have changed dramatically since COVID-19 was first discovered in late 2019. In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 pandemic a national emergency. The pandemic has resulted in governments around the world implementing increasingly stringent measures intended to control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures and other measures. The public health issues resulting from COVID-19 and the precautionary measures instituted by governments and businesses to mitigate its spread is expected to result in business and manufacturing disruptions, plant closures, inventory shortages, delivery delays, supply chain disruptions, and order reductions, cancellations and deferrals, all of which are likely to adversely affect our business, results of operations, financial condition and cash flows as approximately 50% of our 2020 sales were anticipated to be in commercial end markets which have been particularly impacted by the effects of the pandemic. Furthermore, approximately 30% of total expected sales were anticipated to be to commercial aerospace customers. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, the severity and duration of the pandemic and the effectiveness of actions taken globally to contain or mitigate its effects. Even after the COVID-19 pandemic has subsided, we may experience adverse impacts to our business due to any resulting economic recession or depression. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has, and may continue to, adversely impact our stock price and our ability to access capital markets. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in our 2019 Annual Report on Form 10-K, such as those relating to our products and financial performance.
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
Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and other factors that may cause the Company's actual results and financial condition to differ materially from those expressed or implied in the forward-looking statements. Such risks, uncertainties and other factors include, among others: (i) the possibility that we may be unable to find appropriate reinvestment opportunities for the proceeds from the sale of our former Distribution business; (ii) risks related to Kaman's performance of its obligations under the transition services agreement entered into in connection with the sale of our former Distribution business and disruption of management time from ongoing business operations relating thereto; (iii) changes in domestic and foreign economic and competitive conditions in markets served by the Company, particularly the defense, commercial aviation and industrial production markets; (iv) changes in government and customer priorities and requirements (including cost-cutting initiatives, government and customer shut-downs, the potential deferral of awards, terminations or reductions of expenditures to respond to the priorities of Congress and the Administration, or budgetary cuts resulting from Congressional actions or automatic sequestration); (v) the global economic impact of the COVID-19 pandemic; (vi) changes in geopolitical conditions in countries where the Company does or intends to do business; (vii) the successful conclusion of competitions for government programs (including new, follow-on and successor programs)

and thereafter successful contract negotiations with government authorities (both foreign and domestic) for the terms and conditions of the programs; (viii) the timely receipt of any necessary export approvals and/or other licenses or authorizations from the USG; (ix) timely satisfaction or fulfillment of material contractual conditions precedents in customer purchase orders, contracts, or similar arrangements; (x) the existence of standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; (xi) the successful resolution of government inquiries or investigations relating to our businesses and programs; (xii) risks and uncertainties associated with the successful implementation and ramp up of significant new programs, including the ability to manufacture the products to the detailed specifications required and recover start-up costs and other investments in the programs; (xiii) potential difficulties associated with variable acceptance test results, given sensitive production materials and extreme test parameters; (xiv) the receipt and successful execution of production orders under the Company's existing USG JPF contract, including the exercise of all contract options and receipt of orders from allied militaries, but excluding any next generation programmable fuze programs, as all have been assumed in connection with goodwill impairment evaluations; (xv) the continued support of the existing K-MAX® helicopter fleet, including sale of existing K-MAX® spare parts inventory and the receipt of orders for new aircraft sufficient to recover our investments in the K-MAX® production line; (xvi) the accuracy of current cost estimates associated with environmental remediation activities; (xvii) the profitable integration of acquired businesses into the Company's operations; (xviii) the ability to recover from cyber-based or other security attacks, information technology failures or other disruptions; (xix) changes in supplier sales or vendor incentive policies; (xx) the ability of our suppliers to satisfy their performance obligations; (xxi) the effects of price increases or decreases; (xxii) the effects of pension regulations, pension plan assumptions, pension plan asset performance, future contributions and the pension freeze, including the ultimate determination of the USG's share of any pension curtailment adjustment calculated in accordance with CAS 413; (xxiii) future levels of indebtedness and capital expenditures; (xxiv) the continued availability of raw materials and other commodities in adequate supplies and the effect of increased costs for such items; (xxv) the effects of currency exchange rates and foreign competition on future operations; (xxvi) changes in laws and regulations, taxes, interest rates, inflation rates and general business conditions; (xxvii) the effects, if any, of the United Kingdom's exit from the European Union; (xxviii) future repurchases and/or issuances of common stock; (xxix) the occurrence of unanticipated restructuring costs or the failure to realize anticipated savings or benefits from past or future expense reduction actions; (xxx) the ability to recruit and retain skilled employees; and (xxxi) other risks and uncertainties set forth herein and in our 2019 Form 10-K.

Any forward-looking information provided in this report should be considered with these factors in mind. We assume no obligation to update any forward-looking statements contained in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of common stock by the Company during the three-month fiscal period ended April 3, 2020:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan (in thousands)
January 1, 2020 - January 31, 2020	31,742	$65.28	31,441	$13,649
February 1, 2020 - February 28, 2020	41,784	$60.40	38,559	$11,325
February 29, 2020 - April 3, 2020	225,783	$41.97	220,000	$2,168
Total	299,309		290,000

(a) During the first quarter of 2020 the Company purchased 9,309 shares in connection with employee tax withholding obligations as permitted by our equity compensation plans, which are SEC Rule 16b-3 qualified compensation plans. These were not purchases under our publicly announced program.

(b) On April 29, 2015, the Company announced that its Board of Directors approved a $100.0 million share repurchase program. For additional information, see '"Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Other Sources/Uses of Capital."

Item 6.     Index To Exhibits

10.1
Retention and Special Assistance Agreement, effective as of April 10, 2020, by and between the Company and John J. Tedone (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 16, 2020, File No. 001-35419)
Previously Filed
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934	Filed Herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934	Filed Herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101

SIGNATURES

Kaman Corporation and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAMAN CORPORATION
Registrant
Date:	May 11, 2020		/s/ Neal J. Keating
		By:	Neal J. Keating
Chairman, President and
Chief Executive Officer

Date:	May 11, 2020		/s/ Robert D. Starr
		By:	Robert D. Starr
Executive Vice President and
Chief Financial Officer