Form 10-Q
period 2020-10-02
KAMAN Corp
filed 2020-11-04
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	October 2, 2020
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ______

Commission File Number:	001-35419

KAMAN CORPORATION
(Exact name of registrant as specified in its charter)

Connecticut	06-0613548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1332 Blue Hills Avenue,	Bloomfield,	Connecticut	06002
(Address of principal executive offices)			(Zip Code)

(860)	243-7100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock ($1 par value)	KAMN	New York Stock Exchange LLC

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
for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange
Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

At October 30, 2020, there were	27,677,393	shares of Common Stock outstanding.

PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts) (Unaudited)

	October 2, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$152,288	$471,540
Restricted cash	25,120	—
Accounts receivable, net	185,129	156,492
Contract assets	127,260	121,614
Contract costs, current portion	3,762	6,052
Inventories	188,199	156,353
Income tax refunds receivable	12,474	8,069
Other current assets	14,400	16,368
Total current assets	708,632	936,488
Property, plant and equipment, net of accumulated depreciation of $232,358 and $210,549, respectively	217,906	140,450
Operating right-of-use assets, net	15,377	15,159
Goodwill	252,707	195,314
Other intangible assets, net	144,132	53,439
Deferred income taxes	26,393	35,240
Contract costs, noncurrent portion	8,438	6,099
Other assets	38,325	36,754
Total assets	$1,411,910	$1,418,943
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable – trade	$53,937	$70,884
Accrued salaries and wages	56,598	43,220
Contract liabilities, current portion	38,233	42,942
Operating lease liabilities, current portion	4,853	4,306
Income taxes payable	1,448	4,722
Other current liabilities	39,206	37,918
Total current liabilities	194,275	203,992
Long-term debt, excluding current portion, net of debt issuance costs	285,608	181,622
Deferred income taxes	6,020	6,994
Underfunded pension	74,550	97,246
Contract liabilities, noncurrent portion	16,398	37,855
Operating lease liabilities, noncurrent portion	11,132	11,617
Other long-term liabilities	53,249	56,415
Commitments and contingencies (Note 14)
Shareholders' equity:
Preferred stock, $1 par value, 200,000 shares authorized; none outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; voting; 30,228,123 and 30,058,455 shares issued, respectively	30,228	30,058
Additional paid-in capital	236,310	228,153
Retained earnings	765,722	820,666
Accumulated other comprehensive income (loss)	(140,973)	(150,893)
Less 2,555,693 and 2,219,332 shares of common stock, respectively, held in treasury, at cost	(120,609)	(104,782)
Total shareholders’ equity	770,678	823,202
Total liabilities and shareholders’ equity	$1,411,910	$1,418,943
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts) (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Net sales	$213,959	$182,670	$599,171	$523,816
Cost of sales	147,084	121,537	407,926	355,573
Gross profit	66,875	61,133	191,245	168,243
Selling, general and administrative expenses	45,224	43,855	151,093	127,614
Goodwill impairment	50,307	—	50,307	—
Costs from transition services agreement	3,019	1,154	11,532	1,154
Cost of acquired retention plans	5,703	—	17,110	—
Restructuring costs	1,541	81	7,820	553
Gain on sale of business	—	—	(493)	—
Net loss (gain) on sale of assets	8	416	(5)	351
Operating (loss) income	(38,927)	15,627	(46,119)	38,571
Interest expense, net	5,327	4,058	14,382	14,595
Non-service pension and post retirement benefit income	(4,063)	(99)	(12,188)	(298)
Income from transition services agreement	(1,829)	(944)	(7,853)	(944)
Other (income) expense, net	(534)	185	(424)	(367)
(Loss) earnings from continuing operations before income taxes	(37,828)	12,427	(40,036)	25,585
Income tax expense (benefit)	679	2,297	(1,022)	3,244
(Loss) earnings from continuing operations	(38,507)	10,130	(39,014)	22,341
Earnings from discontinued operations before gain on disposal, net of tax	—	9,860	—	25,240
Gain on disposal of discontinued operations, net of tax	—	122,786	692	122,786
Total earnings from discontinued operations	—	132,646	692	148,026
Net (loss) earnings	$(38,507)	$142,776	$(38,322)	$170,367

Earnings per share:
Basic (loss) earnings per share from continuing operations	$(1.39)	$0.36	$(1.41)	$0.80
Basic earnings per share from discontinued operations	0.00	4.75	0.03	5.30
Basic (loss) earnings per share	$(1.39)	$5.11	$(1.38)	$6.10
Diluted (loss) earnings per share from continuing operations	$(1.39)	$0.36	$(1.41)	$0.79
Diluted earnings per share from discontinued operations	0.00	4.72	0.03	5.27
Diluted (loss) earnings per share	$(1.39)	$5.08	$(1.38)	$6.06
Average shares outstanding:
Basic	27,687	27,952	27,718	27,941
Diluted	27,687	28,117	27,718	28,104

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Net (loss) earnings	$(38,507)	$142,776	$(38,322)	$170,367
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments and other	9,130	(8,585)	6,599	(10,173)
Change in pension and post-retirement benefit plan liabilities, net of tax expense of $330 and $940 and $990 and $2,820, respectively	1,107	2,936	3,321	8,808
Other comprehensive (loss) income	10,237	(5,649)	9,920	(1,365)
Comprehensive (loss) income	$(28,270)	$137,127	$(28,402)	$169,002

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS KAMAN CORPORATION AND SUBSIDIARIES (In thousands) (Unaudited)

	For the Nine Months Ended
	October 2, 2020	September 27, 2019
Cash flows from operating activities:
Net (loss) earnings	$(38,322)	$170,367
Less: Total earnings from discontinued operations	692	148,026
(Loss) earnings from continuing operations	$(39,014)	$22,341
Adjustments to reconcile net earnings from continuing operations to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	32,204	19,308
Amortization of debt issuance costs	1,325	1,401
Accretion of convertible notes discount	2,132	2,067
Provision for doubtful accounts	570	384
Goodwill impairment	50,307	—
Gain on sale of business	(493)	—
Net (gain) loss on sale of assets	(5)	351
Net loss on derivative instruments	144	549
Stock compensation expense	4,254	3,969
Deferred income taxes	6,590	(3,743)
Changes in assets and liabilities, excluding effects of acquisitions/divestitures:
Accounts receivable	(19,556)	17,650
Contract assets	(5,085)	(20,303)
Contract costs	(48)	3,130
Inventories	(18,273)	(43,139)
Income tax refunds receivable	(4,431)	157
Operating right of use assets	427	2,388
Other assets	526	(4,020)
Accounts payable - trade	(18,258)	704
Contract liabilities	(26,165)	(16,647)
Operating lease liabilities	(498)	(2,256)
Other current liabilities	5,997	7,318
Income taxes payable	(3,464)	15,620
Pension liabilities	(18,662)	3,128
Other long-term liabilities	(2,903)	979
Net cash (used in) provided by operating activities of continuing operations	(52,379)	11,336
Net cash used in operating activities of discontinued operations	—	(7,341)
Net cash (used in) provided by operating activities	(52,379)	3,995
Cash flows from investing activities:
Proceeds from sale of assets	128	82
Proceeds from sale of discontinued operations	5,223	656,736
Proceeds from sale of business	493	—
Expenditures for property, plant & equipment	(14,232)	(17,411)
Acquisition of businesses, net of cash acquired	(304,661)	—
Other, net	(2,225)	(3,092)
Net cash (used in) provided by investing activities of continuing operations	(315,274)	636,315
Net cash used in investing activities of discontinued operations	—	(9,838)
Net cash (used in) provided by investing activities	(315,274)	626,477
Cash flows from financing activities:
Net borrowings (repayments) under revolving credit agreements	101,100	(38,500)
Debt repayment	—	(76,875)
Repayment of convertible notes	—	(500)
Net change in bank overdraft	958	2,995
Proceeds from exercise of employee stock awards	2,451	8,616
Purchase of treasury shares	(14,205)	(12,006)
Dividends paid	(16,675)	(16,756)
Other, net	(566)	(1,092)
Net cash provided by (used in) financing activities of continuing operations	73,063	(134,118)
Net cash provided by financing activities of discontinued operations	—	7,967
Net cash provided by (used in) financing activities	73,063	(126,151)
Net (decrease) increase in cash and cash equivalents	(294,590)	504,321
Cash and cash equivalents of discontinued operations	—	(21,834)
Effect of exchange rate changes on cash and cash equivalents	458	(208)
Cash and cash equivalents and restricted cash at beginning of period	471,540	27,711
Cash and cash equivalents and restricted cash at end of period	$177,408	$509,990
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three-month and nine-month fiscal periods ended October 2, 2020 and September 27, 2019
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

In the opinion of management, the condensed consolidated financial information reflects all adjustments necessary for a fair statement of the Company's financial position, results of operations and cash flows for the interim periods presented, but do not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). All such adjustments are of a normal recurring nature, unless otherwise disclosed in this report. Certain amounts in prior year financial statements and notes thereto have been reclassified to conform to current year presentation. The statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the interim periods presented are not necessarily indicative of trends or of results to be expected for the entire year. During the three-month fiscal period ended October 2, 2020, the Company recorded a correction of certain prior-period errors. The errors primarily resulted in revenue being overstated and cost of sales being understated, resulting in income before taxes being overstated for the years ended December 31, 2019 and December 31, 2018 by approximately $1.1 million and $0.8 million, respectively. The corresponding correction, totaling $1.9 million, was recorded in fiscal year 2020. This correction is not material to the current and prior period financial statements.

The Company has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The third quarters for 2020 and 2019 ended on October 2, 2020, and September 27, 2019, respectively.

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
For the three-month and nine-month fiscal periods ended October 2, 2020 and September 27, 2019
(Unaudited)
2. RECENT ACCOUNTING STANDARDS (CONTINUED)

Recent Accounting Standards Adopted - continued

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment". The objective of this standard update is to simplify the subsequent measurement of goodwill, eliminating Step 2 from the goodwill impairment test. Under this ASU, an entity should perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, assuming the loss recognized does not exceed the total amount of goodwill for the reporting unit. The standard update is effective for fiscal years beginning after December 15, 2019. Early adoption was permitted. The Company adopted this accounting standard for the year ended December 31, 2020. During the third quarter of 2020, the Company recognized a goodwill impairment charge for its Aerosystems reporting unit. The carrying amount exceeded the reporting unit's fair value by $56.1 million; therefore, the Company recorded a goodwill impairment charge of $50.3 million, which represents the entire goodwill balance for the reporting unit.

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
For the three-month and nine-month fiscal periods ended October 2, 2020 and September 27, 2019
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

3. DISCONTINUED OPERATIONS

On August 26, 2019, the Company completed the sale of its Distribution business for total cash consideration of approximately $700.0 million, excluding certain working capital adjustments which were finalized in the first quarter of 2020. The sale of the Distribution business was a result of the Company's shift in strategy to be a highly focused, technologically differentiated aerospace and engineered products company. As a result of the sale, the Distribution business met the criteria set forth in Accounting Standards Codification ("ASC") 205-20, Presentation of Financial Statements - Discontinued Operations, for discontinued operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 2, 2020 and September 27, 2019
(Unaudited)
3. DISCONTINUED OPERATIONS (CONTINUED)

Upon closing, the Company entered into a transition services agreement ("TSA") with the buyer, pursuant to which the Company agreed to support the information technology ("IT"), human resources and benefits, tax and treasury functions of the Distribution business for six to twelve months. The buyer has exercised the option to extend the support period for up to a maximum of an additional year for certain IT services. The buyer has the right to terminate individual services at any point over the renewal term and has begun to terminate certain services in the third quarter of 2020. Since the sale of the Distribution business, costs associated with the TSA were $16.2 million through October 2, 2020. The Company incurred $3.0 million and $11.5 million in costs associated with the TSA in the three-month and nine-month fiscal periods ended October 2, 2020. The Company incurred $1.2 million in costs associated with the TSA in both the three-month and nine-month fiscal periods ended September 27, 2019. These amounts were included in costs from transition services agreement on the Company's Condensed Consolidated Statements of Operations. Since the sale of the Distribution business, the Company earned $11.5 million in income associated with the TSA through October 2, 2020. The Company earned $1.8 million and $7.9 million in income associated with the TSA in the three-month and nine-month fiscal periods ended October 2, 2020. The Company earned $0.9 million in income associated with the TSA in both the three-month and nine-month fiscal periods ended September 27, 2019. These amounts were included in income from transition services on the Company's Condensed Consolidated Statements of Operations.

Since the sale of the Distribution business, cash outflows from the Company to its former Distribution business totaled $8.1 million through October 2, 2020, which primarily related to Distribution employee and employee-related costs incurred prior to the sale. Cash outflows from the Company to its former Distribution business after the sale totaled $0.3 million and $4.8 million for the nine-month fiscal periods ended October 2, 2020 and September 27, 2019, respectively. Since the sale of the Distribution business, cash inflows from the Company's former Distribution business to the Company totaled $16.1 million through October 2, 2020, which primarily related to cash received for services performed under the TSA and the $5.2 million working capital adjustment settled in the first quarter of 2020. Cash inflows from the Company's former Distribution business received in the nine-month fiscal period ended October 2, 2020 totaled $12.5 million. Cash inflows from the Company's former Distribution business received in the nine-month fiscal period ended September 27, 2019 were not material.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 2, 2020 and September 27, 2019
(Unaudited)
3. DISCONTINUED OPERATIONS (CONTINUED)

The results of operations for the Distribution business were included in discontinued operations on the Company's Condensed Consolidated Statement of Operations. The following table provides information regarding the results of discontinued operations:

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
In thousands
Net sales from discontinued operations	$—	$167,634	$—	$748,451
Cost of sales from discontinued operations	—	120,485	—	536,749
Gross profit from discontinued operations	—	47,149	—	211,702
Selling, general and administrative expenses from discontinued operations	—	32,979	—	177,475
Net loss on sale of assets from discontinued operations	—	—	—	8
Operating income from discontinued operations	—	14,170	—	34,219
Interest expense, net from discontinued operations	—	5	—	25
Other income, net from discontinued operations	—	—	—	(12)
Earnings from discontinued operations before income taxes	—	14,165	—	34,206
Income tax expense	—	4,305	—	8,966
Earnings from discontinued operations before gain on disposal	—	9,860	—	25,240
Gain on disposal of discontinued operations, pretax	—	165,484	925	165,484
Income tax expense on gain on disposal	—	42,698	233	42,698
Gain on disposal of discontinued operations, net of tax	—	122,786	692	122,786
Earnings from discontinued operations	$—	$132,646	$692	$148,026

In the nine-month fiscal period ended October 2, 2020, the Company recorded a gain on disposal of discontinued operations as a result of the final settlement of the working capital adjustment, partially offset by transaction costs.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 2, 2020 and September 27, 2019
(Unaudited)
4. BUSINESS COMBINATIONS (CONTINUED)

This acquisition was accounted for as a purchase transaction. The assets acquired and liabilities assumed were recorded based on their fair values at the date of acquisition as follows (in thousands):

Cash	$10,953
Restricted cash	1,932
Accounts receivable	9,525
Contract assets	784
Inventories	13,500
Property, plant and equipment	81,997
Operating right-of-use asset	653
Other tangible assets	2,492
Goodwill	104,489
Other intangible assets	100,900
Liabilities	(9,679)
Net assets acquired	317,546
Less cash received	(12,885)
Net consideration	$304,661

The preliminary purchase price allocation for the acquisition of Bal Seal was based upon a preliminary valuation and the Company's estimates and assumptions for this acquisition are subject to change as the Company obtains additional information during the measurement period. During the third quarter, the Company adjusted certain assumptions used to value the identifiable intangible assets and the Company finalized the working capital adjustment. These changes resulted in a decrease to goodwill of $6.3 million and an increase to other intangible assets of $6.3 million. The principal areas of the purchase price allocation that are not yet finalized relate to the validation of certain assumptions used to value the identifiable intangible assets. These purchase price allocations will be finalized within the one-year measurement period.

The goodwill associated with this acquisition is tax deductible and is the result of expected synergies from combining the operations of the acquired business with the Company's operations and intangible assets that do not qualify for separate recognition, such as an assembled workforce.

The fair value of the identifiable intangible assets of $100.9 million, consisting of customer relationships, developed technologies, trade name and acquired backlog, was determined using the income approach. Specifically, a multi-period, excess earnings method was utilized for the customer relationships and backlog and the relief-from-royalty method was utilized for the trade name and developed technologies. The fair value of the customer relationships, $61.9 million, is being amortized based on the economic pattern of benefit over periods ranging from 30 to 38 years; the fair value of the developed technologies, $24.8 million, is being amortized on a straight-line basis over periods ranging from 7 to 13 years; the fair value of the trade name, $11.5 million, is being amortized on a straight-line basis over a 40 year term; and the fair value of the acquired backlog, $2.7 million, is being amortized on a straight-line basis over a period of 1 year. These amortization periods represent the estimated useful lives of the assets.

As of the acquisition date, Bal Seal had $1.9 million in costs accrued for its employee retention plans in other long term liabilities. Upon closing, the Company funded $24.7 million associated with these employee retention plans into escrow accounts. This amount and related interest was included in restricted cash on the Company's Condensed Consolidated Balance Sheets as of October 2, 2020. Eligible participants will receive an allocation of the escrow balance one year following the acquisition date. In addition to the purchase price of $317.5 million, the Company will incur $22.8 million in compensation expense associated with these retention plans in the year ended December 31, 2020. Of this amount, $5.7 million and $17.1 million was incurred in the three-month and nine-month fiscal periods ended October 2, 2020, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 2, 2020 and September 27, 2019
(Unaudited)
4. BUSINESS COMBINATIONS (CONTINUED)

Bal Seal's results of operations have been included in the Company's financial statements for the period subsequent to the completion of the acquisition on January 3, 2020. Bal Seal contributed $19.0 million and $60.4 million of revenue and $7.6 million and $21.5 million of operating loss for the three-month and nine-month fiscal periods ended October 2, 2020. The following table reflects the unaudited pro forma operating results of the Company for the three-month and nine-month fiscal periods ended October 2, 2020 and September 27, 2019, which gives effect to the acquisition of Bal Seal as if the Company had been acquired on January 1, 2019. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisitions been effective January 1, 2019, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the historical financial results of the Company and the acquired business adjusted for certain items discussed below. The pro forma information does not include the effects of any synergies, cost reduction initiatives or anticipated integration costs related to the acquisitions.

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
In thousands
Net sales	$213,959	$206,143	$599,171	$594,195
(Loss) earnings from continuing operations	$(31,890)	$4,753	$(14,964)	$1,058
Net (loss) earnings	$(31,890)	$137,399	$(14,272)	$149,084

Adjustments to pro forma earnings for the three-month fiscal period ended October 2, 2020, include a $5.7 million reduction in compensation expense associated with Bal Seal's employee retention plans, $1.9 million in lower amortization of intangible assets and $1.0 million in higher income tax expense. Adjustments to pro forma earnings for the three-month fiscal period ended September 27, 2019, include a $1.1 million reduction in net expenses associated with buildings purchased by the Company that were previously leased by Bal Seal, $3.7 million in incremental amortization of intangible assets, $5.7 million of incremental compensation expense associated with Bal Seal's employee retention plans and $1.2 million in lower income tax expense.

Adjustments to pro forma earnings for the nine-month fiscal period ended October 2, 2020, include a $17.1 million reduction in compensation expense associated with Bal Seal's employee retention plans, the absence of $8.5 million in acquisition-related costs, a $2.4 million reduction in costs associated with the inventory step-up, $3.8 million in lower amortization of intangible assets and $7.6 million in higher income tax expense. Adjustments to pro forma earnings for the nine-month fiscal period ended September 27, 2019, include a $3.2 million reduction in net expenses associated with buildings purchased by the Company that were previously leased by Bal Seal, $7.9 million in incremental amortization of intangible assets, $17.1 million incremental of compensation expense associated with Bal Seal's employee retention plans, $8.5 million of acquisition-related costs, $2.4 million in additional costs associated with the inventory step-up and $5.7 million in lower income tax expense.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 2, 2020 and September 27, 2019
(Unaudited)
5. REVENUE

Disaggregation of Revenue

The following table disaggregates total revenue by major product sales by end market.

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
In thousands
Defense	$46,324	$45,124	$137,281	$128,445
Safe and Arm Devices	81,252	56,167	196,238	152,874
Commercial, Business, & General Aviation	52,894	63,754	164,006	187,191
Medical	17,506	6,581	53,245	21,807
Industrial & Other	15,983	11,044	48,401	33,499
Total revenue(1)	$213,959	$182,670	$599,171	$523,816
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

The following table disaggregates total revenue by product types.

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019

Original Equipment Manufacturer	49%	54%	55%	55%
Aftermarket	13%	15%	12%	16%
Safe and Arm Devices	38%	31%	33%	29%
Total revenue	100%	100%	100%	100%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 2, 2020 and September 27, 2019
(Unaudited)
5. REVENUE (CONTINUED)

Disaggregation of Revenue - continued

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over time versus the amount of revenue recognized for performance obligations satisfied at a point in time:

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019

Over time	25%	32%	31%	41%
Point-in-time	75%	68%	69%	59%
Total revenue	100%	100%	100%	100%

For contracts in which revenue is recognized over time, the Company performs detailed quarterly reviews of the progress and execution of its performance obligations under these contracts. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenues and costs. The risks and opportunities include management's judgment about the ability and cost to achieve the schedule (e.g., the number and type of milestone events), technical requirements (e.g., a newly-developed product versus a mature product) and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation (e.g., to estimate increases in wages and prices for materials and related support cost allocations), execution by subcontractors, the availability and timing of funding from customers and overhead cost rates, among other variables. Based upon these reviews, the Company will record the effects of adjustments in profit estimates each period. If at any time management determines that in the case of a particular contract total costs will exceed total contract revenue, a provision for the entire anticipated contract loss is recorded at that time. Net changes in revenue associated with cost growth on the Company's over time contracts were as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
In thousands
Net change in revenue due to change in profit estimates	$(2,798)	$(1,243)	$(5,338)	$(1,557)

The net reductions in revenue in the three-month and nine-month fiscal periods ended October 2, 2020 were primarily related to cost growth on certain structures programs and legacy fuzing contracts, partially offset by favorable cost performance on the joint programmable fuze ("JPF") contract with the U.S. Government ("USG"). The company recognized reductions in revenue in the three-month and nine-month fiscal periods ended September 27, 2019. These amounts were primarily related to cost growth on the SH-2G program for Peru, certain legacy fuzing contracts, and certain structures contracts. For the nine-month fiscal period ended September 27, 2019, the cost growth was partially offset by favorable cost performance on certain contracts, more specifically the JPF contract with the USG and the FMU-139 fuzing contract.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 2, 2020 and September 27, 2019
(Unaudited)
5. REVENUE (CONTINUED)

Unfulfilled Performance Obligations

Unfulfilled performance obligations ("backlog") represents the transaction price of firm orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts. Backlog at October 2, 2020 and December 31, 2019, and the portion of backlog we expect to recognize revenue on over the next twelve months is as follows:

	October 2, 2020(1)	December 31, 2019
In thousands
Backlog	$712,133	$806,870
(1) The Company expects to recognize revenue on approximately 72% of backlog as of October 2, 2020 over the next twelve months.

6. RESTRUCTURING COSTS

General & Administration Expense Reduction Initiative

Following the sale of the Company's former Distribution business, the Company announced it would undertake a comprehensive review of its general and administrative functions in order to improve operational efficiency and to align the Company's costs with its revenues. The objective of the initiative is to ensure that the Company has a lean organizational structure that provides a scalable infrastructure that facilitates future growth opportunities. The Company has identified information technology functions to be outsourced, workforce reductions and other reductions in certain general and administrative expenses to be completed in 2020 to support the cost savings initiative discussed above. The Company currently expects these actions to result in approximately $3.9 million in severance costs and provide annualized cost savings of approximately $12.4 million. In accordance with ASC 712-10, Compensation - Nonretirement Postemployment Benefits, the Company recorded $0.7 million and $3.8 million in severance costs associated with these workforce reductions in the three-month and nine-month fiscal periods ended October 2, 2020, which were included in restructuring costs on the Company's Condensed Consolidated Statements of Operations. The accrual balance associated with these severance costs were included in other current liabilities on the Company's Condensed Consolidated Balance Sheets as of October 2, 2020.

In addition to the severance associated with the cost savings initiative discussed above, the Company incurred $0.5 million in severance costs as it integrates the acquisition of Bal Seal in the nine-month fiscal period ended October 2, 2020. These costs were included in restructuring costs on the Company's Condensed Consolidated Statements of Operations and the associated workforce reduction is expected to provide annual cost savings of approximately $1.2 million.

Workforce Reductions in Response to COVID-19

During the first nine months of 2020, the Company implemented workforce reductions and elected to eliminate certain open positions as a response to the unprecedented hardships brought on by COVID-19. For the three-month and nine-month fiscal periods ended October 2, 2020, the Company recorded severance costs of $0.5 million and $3.2 million, respectively, related to workforce reductions, which were included in restructuring costs on the Company's Condensed Consolidated Statements of Operations. These actions are expected to provide annualized cost savings of approximately $16.4 million.

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
For the three-month and nine-month fiscal periods ended October 2, 2020 and September 27, 2019
(Unaudited)
6. RESTRUCTURING COSTS (CONTINUED)

Composites Businesses Restructuring - continued

Since the announcement, restructuring expense associated with these activities through October 2, 2020 was $9.7 million of the total anticipated expense of $9.7 million. Expense associated with these restructuring activities was $0.4 million for the three-month and nine-month fiscal periods ended October 2, 2020. Expense associated with these restructuring activities was $0.1 million and $0.6 million for three-month and nine-month fiscal periods ended September 27, 2019. At October 2, 2020 and December 31, 2019, the Company had an accrual balance of $0.8 million and $0.4 million, respectively, included in other current liabilities, which relates to costs associated with the consolidation of facilities. During the fourth quarter, the Company settled the claim associated with its accrual at October 2, 2020.

7. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	October 2, 2020	December 31, 2019
In thousands
Trade receivables	$20,139	$13,794
U.S. Government contracts:
Billed	26,041	15,136
Cost and accrued profit - not billed	810	894
Commercial and other government contracts
Billed	129,131	120,427
Cost and accrued profit - not billed	10,622	7,487
Less allowance for doubtful accounts	(1,614)	(1,246)
Accounts receivable, net	$185,129	$156,492

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

The following table summarizes the activity in the allowance for doubtful accounts in the nine-month fiscal period ended October 2, 2020:

In thousands
Balance at December 31, 2019	$(1,246)
Provision	(579)
Additions attributable to acquisitions	(82)
Amounts written off	296
Changes in foreign currency exchange rates	(3)
Balance at October 2, 2020	$(1,614)

COVID-19

The Company anticipates that the disruptions and delays resulting from the spread of COVID-19 and the measures instituted by governments and businesses to mitigate its spread will impact the Company's liquidity in the next twelve months. The Company continues to closely monitor the collectability of its receivables from commercial aerospace customers as it recognizes there may be delays in payments due to the impacts of COVID-19 on its customers. As of the date of this filing, the Company does not believe there has been any material impact on the collectability of these receivables.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 2, 2020 and September 27, 2019
(Unaudited)
7. ACCOUNTS RECEIVABLE, NET (CONTINUED)

Accounts receivable, net includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	October 2, 2020	December 31, 2019
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$900	$900

8. CONTRACT ASSETS, CONTRACT COSTS AND CONTRACT LIABILITIES

Activity related to contract assets, contract costs and contract liabilities was as follows:

	October 2, 2020	December 31, 2019	$ Change	% Change
In thousands
Contract assets	$127,260	$121,614	$5,646	4.6%

Contract costs, current portion	$3,762	$6,052	$(2,290)	(37.8)%
Contract costs, noncurrent portion	$8,438	$6,099	$2,339	38.4%

Contract liabilities, current portion	$38,233	$42,942	$(4,709)	(11.0)%
Contract liabilities, noncurrent portion	$16,398	$37,855	$(21,457)	(56.7)%

Contract Assets

The increase in contract assets was primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the nine-month fiscal period ended October 2, 2020. This increase was primarily related to work performed and not yet billed on certain structures and fuzing programs, partially offset by amounts billed on the JPF program with the USG and a decrease in revenue due to a change in profit estimate on certain foreign structures contracts. There were no significant impairment losses related to the Company's contract assets during the three-month and nine-month fiscal periods ended October 2, 2020 and September 27, 2019.

Contract assets includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts were as follows:

	October 2, 2020	December 31, 2019
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$3,693	$3,745

Contract Costs

At October 2, 2020, costs to fulfill a contract and costs to obtain a contract were $9.2 million and $3.0 million, respectively. At December 31, 2019, costs to fulfill a contract and costs to obtain a contract were $6.6 million and $5.6 million, respectively. These amounts are included in contract costs, current portion and contract costs, noncurrent portion on the Company's Condensed Consolidated Balance Sheets at October 2, 2020 and December 31, 2019.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 2, 2020 and September 27, 2019
(Unaudited)
8. CONTRACT ASSETS, CONTRACT COSTS AND CONTRACT LIABILITIES (CONTINUED)

Contract Costs - continued

The decrease in contract costs, current portion was primarily attributable to the amortization of contract costs, partially offset by the reclassification of a portion of costs to obtain a JPF DCS contract and costs to fulfill certain structures programs from contract costs, noncurrent portion. For the three-month and nine-month fiscal periods ended October 2, 2020, amortization of contract costs was $4.9 million and $9.5 million, respectively. For the three-month and nine-month fiscal periods ended September 27, 2019, amortization of contract costs was $2.2 million and $5.2 million, respectively.

The increase in contract costs, noncurrent portion was primarily attributable to the addition of costs to fulfill unmanned K-MAX® contracts and costs to obtain a JPF DCS contract, partially offset by the reclassification of a portion of costs to obtain a JPF DCS contract and costs to fulfill certain structures programs to contract costs, current portion.

Contract Liabilities

The decrease in contract liabilities, current portion was primarily due to revenue recognized on a JPF DCS contract, certain fuzing programs and the SH-2G program for New Zealand. These decreases were partially offset by advances received for a JPF DCS contract, K-MAX® spares and support and the SH-2G program for New Zealand and the reclassification of a portion of the advance payments received for a JPF DCS contract from contract liabilities, noncurrent portion. Revenue recognized related to contract liabilities, current portion was $21.5 million and $50.2 million in the three-month and nine-month fiscal periods ended October 2, 2020, respectively. Revenue recognized related to contract liabilities, current portion was $14.2 million and $28.2 million in the three-month and nine-month fiscal periods ended September 27, 2019, respectively.

The decrease in contract liabilities, noncurrent portion was due to the reclassification of a portion of the advance payments received for a JPF DCS contract to contract liabilities, current portion. For the three-month and nine-month fiscal periods ended October 2, 2020 and September 27, 2019, the Company did not recognize revenue against contract liabilities, noncurrent portion.

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

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value:

	October 2, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
In thousands
Debt (1)	$289,363	$295,898	$186,060	$237,381
(1) These amounts are classified within Level 2.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 2, 2020 and September 27, 2019
(Unaudited)
9. FAIR VALUE MEASUREMENTS (CONTINUED)

The above fair values were computed based on quoted market prices and discounted future cash flows (observable inputs), as applicable. Differences from carrying values are attributable to interest rate changes subsequent to when the transactions occurred.

The fair values of cash and cash equivalents, accounts receivable, net and accounts payable - trade approximate their carrying amounts due to the short-term maturities of these instruments. The Company's cash and cash equivalents at October 2, 2020 and December 31, 2019 included $79.5 million and $443.2 million of Level 1 money market funds, respectively.

Recurring Fair Value Measurements

The Company holds derivative instruments for foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates and its counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy. At October 2, 2020 and December 31, 2019, the derivative instruments were included in other current assets and other current liabilities on the Company's Consolidated Balance Sheets. Based on the Company's continued ability to trade and enter into forward contracts and interest rate swaps, the Company considers the markets for its fair value instruments to be active.

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of October 2, 2020, such credit risks had not had an adverse impact on the fair value of these instruments.

Nonrecurring Fair Value Measurements

During the third quarter of 2020, the Company incurred a $50.3 million goodwill impairment charge for its Aerosystems reporting unit. Refer to Note 12, Goodwill and Other Intangible Assets, Net for further information regrading the calculation of fair value.

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

Forward Exchange Contracts

The Company holds forward exchange contracts designed to hedge forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on the Company’s earnings and cash flows. Some of these contracts are designated as cash flow hedges. The Company will include in earnings amounts currently included in accumulated other comprehensive income upon recognition of cost of sales related to the underlying transaction. These contracts were not material to the Company's Condensed Consolidated Balance Sheets as of October 2, 2020 and December 31, 2019. The activity related to these contracts was not material to the Company's Condensed Consolidated Financial Statements for the three-month and nine-month fiscal periods ended October 2, 2020 and September 27, 2019.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 2, 2020 and September 27, 2019
(Unaudited)
11. INVENTORIES

Inventories consisted of the following:

	October 2, 2020	December 31, 2019
In thousands
Raw materials	$19,798	$15,012
Contracts and other work in process (including certain general stock materials)	131,045	116,382
Finished goods	37,356	24,959
Inventories	$188,199	$156,353

Inventories include amounts associated with matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts were as follows:

	October 2, 2020	December 31, 2019
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$428	$403

At October 2, 2020 and December 31, 2019, $57.8 million and $43.6 million, respectively, of K-MAX® inventory was included in contracts and other work in process inventory and finished goods on the Company's Condensed Consolidated Balance Sheets. Management believes that approximately $20.5 million of the K-MAX® inventory will be sold after October 2, 2021, based upon the anticipation of additional aircraft manufacturing and the requirements to support the fleet for the foreseeable future.

At October 2, 2020 and December 31, 2019, $6.8 million and $3.6 million, respectively, of SH-2G(I) inventory was included in contracts and other work in process inventory on the Company's Condensed Consolidated Balance Sheets. Management believes that approximately $5.8 million of the SH-2G(I) inventory will be sold after October 2, 2021. This balance represents spares requirements and inventory to be used on SH-2G programs.

12. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for continuing operations:

In thousands
Gross balance at December 31, 2019	$211,566
Accumulated impairment	(16,252)
Net balance at December 31, 2019	195,314
Additions(1)	104,489
Impairments	(50,307)
Foreign currency translation	3,211
Ending balance at October 2, 2020	$252,707
(1) The additions to goodwill in the nine-month fiscal period ended October 2, 2020 were attributable to the acquisition of Bal Seal. Refer to Note 4, Business Combinations, for further information on this acquisition.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 2, 2020 and September 27, 2019
(Unaudited)
12. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)

Goodwill - continued

In accordance with ASC 350 - Intangibles - Goodwill and Other, the Company is required to evaluate goodwill for possible impairment testing if an event occurs or circumstances change that indicate that the fair value of the reporting entity may be below its carrying amount. The spread of COVID-19 and the precautionary measures instituted by governments and businesses to mitigate the risk of its spread have contributed to the general slowdown in the global economy and significant volatility in financial markets, which resulted in a significant decrease in the Company's stock price and market capitalization in the first quarter. As COVID-19 continued to impact the organization through the third quarter and the Company’s stock price remained at a similar level, management assessed each reporting unit for triggering events for potential impairment as of October 2, 2020.

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

As part of management's evaluation of triggering events for the third quarter, the assessment of the Company's operating results identified a decline in earnings compared to forecasts used in prior periods for its Aerosystems reporting unit. The Company considered this decline, as well as the updated forecasts for the reporting unit, which indicated the forecasted cash flows for this reporting unit were lower than amounts previously forecasted. As a result, management identified a triggering event for possible goodwill impairment in its Aerosystems reporting unit. Management performed a quantitative analysis on the Aerosystems reporting unit using an income methodology based on management's estimates of forecasted cash flows, with those cash flows discounted to present value using rates commensurate with the risks associated with those cash flows. In addition, management used a market-based valuation method involving analysis of market multiples of revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") for (i) a group of comparable companies and (ii) recent transactions, if any, involving comparable companies. In estimating the fair value of the reporting unit, a weighting of 80% to the income approach and 20% to the market-based valuation method was selected, consistent with quantitative analyses performed in prior periods. The estimated fair value of the reporting unit was adjusted based on an assumption of excess working capital, which represents management's identification of specific contract-related assets that will generate cash flows in the future. The quantitative analysis resulted in a conclusion that the fair value of the Aerosystems reporting unit was $56.1 million below its carrying value; therefore, goodwill was impaired. In the three month fiscal period ended October 2, 2020, the Company recorded a goodwill impairment charge of $50.3 million for the Aerosystems reporting unit, which represents the entire goodwill balance for the reporting unit. This impairment charge was included in goodwill impairment on the Company's Condensed Statement of Operations.

Other Intangibles

Other intangible assets consisted of:

		At October 2,		At December 31,
		2020		2019
	Amortization Period	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
In thousands
Customer lists / relationships	6-38 years	$119,676	$(27,429)	$56,789	$(21,415)
Developed technologies	7-20 years	44,721	(8,414)	19,552	(5,217)
Trademarks / trade names	15-40 years	16,731	(1,904)	5,012	(1,368)
Non-compete agreements and other	1-15 years	5,092	(4,402)	2,338	(2,321)
Patents	17 years	523	(462)	523	(454)
Total		$186,743	$(42,611)	$84,214	$(30,775)

The increase in other intangible assets, net was attributable to the acquisition of Bal Seal. Refer to Note 4, Business Combinations, for further information on this acquisition.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 2, 2020 and September 27, 2019
(Unaudited)
13. PENSION PLANS

Components of net pension cost for the Qualified Pension Plan and Supplemental Employees’ Retirement Plan ("SERP") were as follows:

	For the Three Months Ended
	Qualified Pension Plan		SERP
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
In thousands
Service cost	$1,309	$1,275	$—	$—
Interest cost on projected benefit obligation	5,255	6,606	41	59
Expected return on plan assets	(10,796)	(10,640)	—	—
Amortization of net loss	1,201	3,815	236	61
Net pension (income) cost	$(3,031)	$1,056	$277	$120

	For the Nine Months Ended
	Qualified Pension Plan		SERP
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
In thousands
Service cost	$3,927	$3,825	$—	$—
Interest cost on projected benefit obligation	15,765	19,817	124	177
Expected return on plan assets	(32,388)	(31,920)	—	—
Amortization of net loss	3,603	11,445	708	183
Net pension (income) cost	$(9,093)	$3,167	$832	$360

The Company contributed $10.0 million to the qualified pension plan and $0.4 million to the SERP through the end of the third quarter of 2020. No further contributions are expected to be made to the qualified pension plan during 2020. The Company plans to contribute an additional $0.1 million to the SERP in 2020. For the 2019 plan year, the Company contributed $0.5 million to the SERP and did not make a contribution to the qualified pension plan.

14. COMMITMENTS AND CONTINGENCIES

Pension Freeze

Effective December 31, 2015, the Company's qualified pension plan was frozen with respect to future benefit accruals. Under USG Cost Accounting Standard (“CAS”) 413, the Company must determine the USG’s share of any pension curtailment adjustment calculated in accordance with CAS. Such adjustments can result in an amount due to the USG for pension plans that are in a surplus position or an amount due to the contractor for plans that are in a deficit position. During the fourth quarter of 2016, the Company accrued a $0.3 million liability representing its estimate of the amount due to the USG based on the Company's pension curtailment adjustment calculation, which was submitted to the USG for review in December 2016. The Company maintained its accrual at $0.3 million as of October 2, 2020. There can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on the Company's results of operations, financial position and cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 2, 2020 and September 27, 2019
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

The Company's estimate of its portion of the cost to assess the environmental conditions and remediate this site is $2.3 million, all of which has been accrued. The remediation has been nearly completed and the Company continues to monitor the results of the remediation. The total amount paid to date in connection with these environmental remediation activities is $1.7 million. At October 2, 2020, the Company had $0.6 million accrued for these environmental remediation activities. A portion ($0.1 million) of the accrual related to this property is included in other current liabilities and the balance is included in other long-term liabilities. The remaining balance of the accrual reflects the total anticipated cost of completing these environmental remediation activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

Bloomfield Property

In connection with the Company’s 2008 purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation had leased from NAVAIR, the Company assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and is currently remediating the property under the guidance of the Connecticut Department of Environmental Protection. The assumed environmental liability of $10.3 million was determined by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. The total amount paid to date in connection with these environmental remediation activities is $14.4 million. At October 2, 2020, the Company had $2.2 million accrued for these environmental remediation activities. A portion ($0.6 million) of the accrual related to this property is included in other current liabilities, and the balance is included in other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

Offset Agreement

During January 2018, the Company entered into an offset agreement as a condition to obtaining orders from a foreign customer for the Company's JPF product. This agreement is designed to return economic value to the foreign country by requiring the Company to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. The offset agreement may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects and the purchase by third parties of supplies from in-country vendors. This agreement may also be satisfied through the Company's use of cash for activities, such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. At October 2, 2020, the offset agreement had an outstanding notional value of approximately $194.0 million, which is equal to sixty percent of the contract value of $324.0 million as defined by the agreement between the customer and the Company. The amount ultimately applied against the offset agreement is based on negotiations with the customer and may require cash outlays that represent only a fraction of the notional value in the offset agreement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 2, 2020 and September 27, 2019
(Unaudited)
14. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Offset Agreement - continued

The Company continues to work with the customer to further define the requirements to satisfy the offset agreement. The satisfaction of the offset requirements will be determined by the customer and is expected to occur over a seven-year period. In the event the offset requirements of the contract are not met, the Company could be liable for potential penalties up to $16.5 million payable to the customer. The Company began recognizing revenue associated with this contract in the third quarter of 2019 and has considered the potential penalties of $16.5 million as a reduction to the transaction price in its determination of the value of the performance obligations within this contract. At October 2, 2020, $9.9 million in contract liabilities associated with the potential penalties of the offset requirements were included on the Company's Consolidated Balance Sheets. At the point the Company has an approved plan to satisfy the offset requirements, the Company will update the estimate of the contract transition price, including any potential penalties or contract costs associated with the plan to fulfill the offset requirements.

Employee-Related Tax Matter

During 2018, the Company identified certain individuals at one of its foreign subsidiaries who were potentially misclassified as self-employed persons performing services for the subsidiary, as opposed to being classified as employees of the subsidiary. The Company investigated the misclassification of these individuals and the potential liability for any associated social contributions, interest and fines and/or penalties as a result of the misclassification. Following the internal investigation, the foreign subsidiary made a voluntary disclosure of the matter to the appropriate legal and regulatory authorities. At December 31, 2019, the Company had accrued $2.5 million, which represented the Company's best estimate of potentially unpaid social security contributions, related interest and possible penalties. During the first quarter of 2020, the Company received written notification of an assessment for the unpaid social security contributions and related interest. As a result, the Company reduced its accrual to $1.3 million in the first quarter of 2020 and subsequently paid $0.7 million for the unpaid social security contributions and related interest in the second quarter. During the third quarter of 2020, the Company was notified that no penalties would be assessed for the misclassification. As such, the Company reduced its accrual and no amounts are outstanding related to this matter as of October 2, 2020.

Guarantee

During the second quarter, the Company and the USG entered into a Guaranty Agreement, pursuant to which the Company agreed to guarantee the full, complete and satisfactory performance of its subsidiary, Kaman Precision Products, Inc. ("KPPI") under all current and future contracts with the USG. As of the date of this filing, the only contract in place between KPPI and the USG relates to the production and sale of the JPF. KPPI is currently fulfilling the requirements of Option 14 and has completed pricing negotiations on Options 15 and 16. The guarantee was provided in lieu of a periodic financial capability review by the Financial Capacity Team ("FCT") of the Defense Contract Management Agency ("DCMA"). The Company is unable to estimate the maximum potential amount of future payments under the guarantee as it is dependent on costs incurred by the USG in the event of default. Although the Company believes the risk of default is low given the maturity and operational performance of the JPF program, there can be no assurance that the guarantee will not have a material adverse effect on the Company's results of operations, financial position and cash flows.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 2, 2020 and September 27, 2019
(Unaudited)
15. COMPUTATION OF EARNINGS PER SHARE (CONTINUED)

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
In thousands, except per share amounts
(Loss) earnings from continuing operations	$(38,507)	$10,130	$(39,014)	$22,341
Total earnings from discontinued operations	—	132,646	692	148,026
Net (loss) earnings	$(38,507)	$142,776	$(38,322)	$170,367

Basic:
Weighted average number of shares outstanding	27,687	27,952	27,718	27,941

(Loss) earnings per share from continuing operations	$(1.39)	$0.36	$(1.41)	$0.80
Earnings per share from discontinued operations	0.00	4.75	0.03	5.30
Basic (loss) earnings per share	$(1.39)	$5.11	$(1.38)	$6.10

Diluted:
Weighted average number of shares outstanding	27,687	27,952	27,718	27,941
Weighted average shares issuable on exercise of dilutive stock options	—	165	—	163
Total	27,687	28,117	27,718	28,104

(Loss) earnings per share from continuing operations	$(1.39)	$0.36	$(1.41)	$0.79
Earnings per share from discontinued operations	0.00	4.72	0.03	5.27
Diluted (loss) earnings per share	$(1.39)	$5.08	$(1.38)	$6.06

Equity awards

For the three-month and nine-month fiscal periods ended October 2, 2020, respectively, 610,253 and 608,804 shares issuable under equity awards granted to employees were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period. For the three-month and nine-month fiscal periods ended September 27, 2019, respectively, 373,935 and 377,942 shares issuable under equity awards granted to employees were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the period.

All outstanding stock awards were excluded in the computation of diluted earnings per share in the three-month and nine-month fiscal periods ended October 2, 2020 because their effect was antidilutive due to the loss from continuing operations. For the three-month and nine-month fiscal periods ended October 2, 2020, respectively, an additional 15,574 and 34,288 shares issuable under equity awards, which would have been dilutive if exercised based on the average market price being higher than the exercise price, were excluded from the computation of diluted earnings per share as their effect was antidilutive due to the loss from continuing operations.

2024 Convertible Notes

For the three-month and nine-month fiscal periods ended October 2, 2020 and September 27, 2019, shares issuable under the Convertible Notes due 2024 were excluded from the diluted earnings per share calculation because the conversion price was more than the average market price of the Company's stock during the periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 2, 2020 and September 27, 2019
(Unaudited)
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

Compensation expense for stock options, restricted stock awards and restricted stock units is recognized on a straight-line basis over the vesting period of the awards. Share-based compensation expense recorded for continuing operations for the three-month and nine-month fiscal periods ended October 2, 2020 was $0.7 million and $4.3 million, respectively. Of these amounts,$0.4 million was recorded to restructuring costs in the nine-month fiscal period ended October 2, 2020 and the remaining amounts were booked to selling, general and administrative expenses on the Company's Condensed Consolidated Statements of Operations. Share-based compensation expense recorded for continuing operations for the three-month and nine-month fiscal periods ended September 27, 2019 was $0.4 million and $4.0 million, respectively. These amounts were included in selling, general and administrative expenses on the Company's Condensed Consolidated Statements of Operations. Share-based compensation expense recorded for discontinued operations for the three-month and nine-month fiscal periods ended September 27, 2019 was $2.6 million and $2.9 million, respectively. These amounts were included in earnings from discontinued operations, net of tax on the Company's Condensed Consolidated Statements of Operations.

Stock option activity was as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2020		October 2, 2020
	Options	Weighted - average exercise price	Options	Weighted - average exercise price
Options outstanding at beginning of period	810,775	$54.15	736,364	$49.67
Granted	—	$—	161,114	$63.18
Exercised	—	$—	(79,963)	$31.82
Forfeited or expired	—	$—	(6,740)	$45.26
Options outstanding at October 2, 2020	810,775	$54.15	810,775	$54.15

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	For the Nine Months Ended
	October 2, 2020	September 27, 2019
Expected option term (years)	4.9	4.9
Expected volatility	20.2%	19.4%
Risk-free interest rate	1.4%	2.5%
Expected dividend yield	1.3%	1.3%
Per share fair value of options granted	$10.74	$11.18

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 2, 2020 and September 27, 2019
(Unaudited)
16. SHARE-BASED ARRANGEMENTS (CONTINUED)

Restricted stock award and restricted stock unit activity were as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2020		October 2, 2020
	Restricted Stock	Weighted- average grant date fair value	Restricted Stock	Weighted- average grant date fair value
Restricted Stock outstanding at beginning of period	85,443	$57.06	92,800	$53.63
Granted	26,024	$44.19	82,204	$50.61
Vested	(784)	$55.85	(62,896)	$49.39
Forfeited or expired	(100)	$58.19	(1,525)	$60.40
Restricted Stock outstanding at October 2, 2020	110,583	$53.71	110,583	$53.71

17. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in shareholders’ equity for the three-month and nine-month fiscal periods ended October 2, 2020, and September 27, 2019, were as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
In thousands
Beginning balance	$803,396	$658,169	$823,202	$633,157
Comprehensive (loss) income	(28,270)	137,127	(28,402)	169,002
Dividends declared (per share of common stock, $0.20 and $0.20 and $0.60 and $0.60, respectively)	(5,540)	(5,589)	(16,622)	(16,767)
Employee stock plans and related tax benefit	465	5,070	2,451	8,616
Purchase of treasury shares	(37)	(8,943)	(14,205)	(12,006)
Share-based compensation expense	664	3,072	4,254	6,904
Changes due to convertible notes transactions	—	38	—	38
Ending balance	$770,678	$788,944	$770,678	$788,944

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 2, 2020 and September 27, 2019
(Unaudited)
17. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (CONTINUED)

The components of accumulated other comprehensive income (loss) are shown below:

	For the Three Months Ended
	October 2, 2020	September 27, 2019
In thousands
Foreign currency translation and other:
Beginning balance	$(18,882)	$(16,167)
Net gain (loss) on foreign currency translation	9,130	(8,585)
Other comprehensive loss, net of tax	9,130	(8,585)
Ending balance	$(9,752)	$(24,752)

Pension and other post-retirement benefits(1):
Beginning balance	$(132,328)	$(137,541)
Amortization of net loss, net of tax expense of $330 and $940, respectively	1,107	2,936
Other comprehensive income, net of tax	1,107	2,936
Ending balance	$(131,221)	$(134,605)

Total accumulated other comprehensive loss	$(140,973)	$(159,357)
(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
(See Note 13, Pension Plans for additional information.)

	For the Nine Months Ended
	October 2, 2020	September 27, 2019
In thousands
Foreign currency translation and other:
Beginning balance	$(16,351)	$(14,579)
Net gain (loss) on foreign currency translation	6,599	(10,173)
Other comprehensive loss, net of tax	6,599	(10,173)
Ending balance	$(9,752)	$(24,752)

Pension and other post-retirement benefits(1):
Beginning balance	$(134,542)	$(120,319)
Amortization of net loss, net of tax expense of $990 and $2,820, respectively	3,321	8,808
Other comprehensive income, net of tax	3,321	8,808
Reclassification of stranded tax effects resulting from Tax Reform to retained earnings balance	—	(23,094)
Ending balance	$(131,221)	$(134,605)

Total accumulated other comprehensive loss	$(140,973)	$(159,357)
(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
(See Note 13, Pension Plans, for additional information.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 2, 2020 and September 27, 2019
(Unaudited)
18. INCOME TAXES

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019

Effective Income Tax Rate from continuing operations	(1.8)%	18.5%	2.6%	12.7%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings from continuing operations for the period. The comparison of the effective tax rate from continuing operations for the three-month and nine-month fiscal periods ended October 2, 2020 to the corresponding rate in the prior year was impacted by the pretax loss in the current period versus pretax income in the prior period. Due to the current period pretax loss, the relatively low rate represents a tax expense and was primarily caused by the requirement to treat the tax impact from the goodwill impairment as a a discrete item in the current period. Another significant factor affecting the comparability to the prior periods was the partial reversal of valuation allowances in 2019 which had been recorded against deferred tax assets related to state net operating loss carryforwards. The reversal was caused by a legislative change which made it more likely than not that more of the benefits from the loss carryforwards will be realized.

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

The Company has assessed both positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize the $35.4 million of deferred tax assets recorded as of October 2, 2020. Through the end of the third quarter of 2020, the Company believes it is more likely than not that only $26.4 million of these deferred tax assets will be realized and, as such, has recorded a valuation allowance of $9.0 million. Going forward, management will continue to assess the available positive and negative evidence to determine whether it is likely sufficient future taxable income will be generated to permit the use of these deferred tax assets. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income are reduced or increased, or if additional weight is given to subjective evidence such as future expected growth because objective negative evidence in the form of cumulative losses is no longer present.

19. SUBSEQUENT EVENTS

On October 27, 2020, the Company repaid $50.0 million of the $100.0 million outstanding under the Second Amended and Restated Credit and Guaranty Agreement ("Credit Agreement") at the end of the third quarter.

The Company has evaluated subsequent events through the issuance date of these financial statements. Other than the matter noted above, no material subsequent events were identified that require disclosure.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide readers of our condensed consolidated financial statements with the perspectives of management. It presents, in narrative and tabular form, information regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results, and is designed to enable the readers of this report to obtain an understanding of our businesses, strategies, current trends and future prospects. It should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 ("2019 Form 10-K") and the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.

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

Executive Summary

In the third quarter, consolidated net sales from continuing operations increased by 17.1% to $214.0 million due to a 6.7% increase in organic sales and the contribution of $19.0 million in total sales from Bal Seal. Gross margin decreased in the quarter to 31.3% compared to 33.5% in the prior year period. This performance was driven in part by a higher volume of sales from our lower margin structures programs, partially offset by the addition of the higher margin product portfolio at Bal Seal, and the mix of bearings products and joint programmable fuze ("JPF") sales in the quarter. Absent the addition of selling, general and administrative expenses ("S,G&A") from Bal Seal in the quarter, S,G&A decreased, driven by lower employee-related costs as we began realize the benefits of the workforce reductions implemented and lower costs as a result of the precautions taken by our employees and the restrictions imposed to limit the spread of COVID-19, including lower travel expenses and trade show costs and a decrease in group health costs due to the limited number of elective procedures being performed. We recorded a goodwill impairment charge of $50.3 million due to a decline in planned earnings compared with forecasts used in prior periods for our Aerosytems reporting unit and updated forecasts for the reporting unit which indicated the forecasted cash flows for this reporting unit were lower than previously forecasted. This charge was the main driver of GAAP diluted loss per share of $1.39 in the third quarter.

Other financial highlights

•Loss from continuing operations was $38.5 million and $39.0 million for the three-month and nine-month fiscal periods ended October 2, 2020, respectively, compared to earnings from continuing operations of $10.1 million and $22.3 million in the comparable fiscal periods in the prior year. These changes were primarily driven by the goodwill impairment charge recorded in the current period.
•Cash used in operating activities of continuing operations during the nine-month fiscal period ended October 2, 2020, was $52.4 million, as compared to positive cash flow of $11.3 million in the comparable fiscal period in the prior year. This change was primarily due to a delay in payment on a JPF DCS contract.
•Total unfulfilled performance obligations ("backlog") decreased 11.7% to $712.1 million compared to total backlog at December 31, 2019, driven by deliveries of direct commercial JPF orders, partially offset by new orders under our JPF program with the U.S. Government ("USG").

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

Impact on our Operations
Kaman is operating as an essential business in the United States and in most of the markets in which it operates around the world. While we did not incur significant disruptions related to the COVID-19 pandemic during the first nine months of 2020, our structures facility in Mexico and joint venture in India were temporarily closed during the second quarter, due to mandates by their local governments. We have been able to largely offset the impacts of our Mexico facility temporary closure by continuing to satisfy our customer requirements out of our Jacksonville facility. We were also able to largely offset the impacts of our joint venture in India due to on-time deliveries before the business was required to halt production. Both facilities were open throughout the third quarter and continue to remain open through the date of this filing. During the second quarter, we broadened our furloughs beyond our composite structures business in the United Kingdom to two domestic businesses. The furloughs are expected to provide savings of $3.4 million in the current year. We also elected to eliminate certain open positions and implemented workforce reductions at the majority of our facilities, which are expected to provide annualized savings of $16.4 million. During the third quarter, we continued to evaluate our workforce in light of the impacts of COVID-19. Workforce reductions resulted in severance costs of $0.5 million in the third quarter and $3.2 million year-to-date. Additionally, while certain of our customers and suppliers have temporarily shut down operations, disruptions to our supply chain have been limited to date and we continue to meet the demands of our customers.
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
Work-from-home guidelines and travel bans were implemented in March, and all employees who are able to work from home have been encouraged to do so for the foreseeable future to limit contact points and reduce the risk of exposure. To support a higher volume of employees working from home, we have upgraded our remote capabilities, and our human resources department has made training materials available on how to overcome the challenges of working from home.
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
Our senior management team meets regularly to review the status of our operations, including the health and safety of our employees, and the impact of COVID-19 on our customers, suppliers and communities. Our Board of Directors are updated regularly on the realized and expected impacts of COVID-19 and the Company's response to COVID-19, including steps to protect the workforce and cost-savings initiatives. A communications cadence has been developed to provide regular updates to our employees to keep them informed on what is happening within the organization, including risk identification and mitigation and relevant information and resources to support them during these challenging times. Additionally, the management team has benchmarked our efforts with peer companies to adopt best practices, improve our processes and share challenges that we are facing as we manage through the crisis. In light of the COVID-19 pandemic and its potential impact on our business, our Chairman and former Chief Executive Officer voluntarily agreed to reduce his annual base salary by 20% for the balance of the year, and our non-employee directors agreed to temporarily reduce their quarterly cash retainer payments by 20% for the second and third fiscal quarters of 2020. In addition, the base salaries of our other executive officers were temporarily reduced by 15%, and the base salaries of our other U.S. based corporate officers and certain of our subsidiary senior management teams were temporarily reduced by 10% through the end of the third quarter.

Looking Ahead
As we look forward to the reopening of the economy, we are developing strategies to limit the risk to our operations with a continued focus on the health of our employees and the satisfaction of our customers’ requirements. Despite these efforts to mitigate the risks associated with COVID-19, we expect our operations to continue to be adversely impacted, as approximately 50% of our 2020 sales were anticipated to be in commercial end markets which have been particularly impacted by the effects of the pandemic. Of total expected sales, approximately 30% was anticipated to be to commercial aerospace customers. Furthermore, direct and indirect sales to Boeing and Airbus were expected to account for approximately 40% of commercial aerospace sales. During the second quarter, we began to see order deferrals and cancellations resulting in declines in our commercial aerospace programs, which continued into the third quarter. More specifically, we have had lower sales of our commercial bearings products to Boeing and Airbus and decreases in our medical programs due to the limited number of elective procedures being performed. We anticipate further declines in these end markets and we expect more modest declines from the industrial end market. Our defense and safe and arm devices end markets have not been impacted by COVID-19 and we do not expect future declines due to COVID-19 on the results of these end markets. The extent to which COVID-19 may adversely impact the Company depends on future developments, which are highly uncertain and unpredictable at this time.

Refer to the Liquidity and Capital Resources section of the Management's Discussion and Analysis for information on the impact of COVID-19 on the liquidity of the Company and Item 1A, Risk Factors, for the Company’s risk factor on the potential impacts of COVID-19 on our business, results of operations, financial condition and cash flows.

Management changes

•In August 2020, we announced the retirement of Neal Keating as President and CEO of the Company and the appointment of Ian Walsh as incoming President and CEO. Mr. Keating will continue to serve as Executive Chairman through the date of the 2021 Annual Meeting of Shareholders, at which time he is expected to retire from the Board.
•Richard Barnhart, Executive Vice President of the Company and President of Kaman Aerospace Group, retired from the Company as of September 30, 2020.

Recent events

•In September 2020, a K-MAX® aircraft was accepted by one of our customers.
•In September 2020, we announced that we received a follow-on order for Lots 17 and 18 of our current Joint Air-to-Surface Standoff Missile contract with Lockheed Martin Corporation. The order has an expected value of approximately $10.6 million with performance beginning in 2021 through 2023.
•In August 2020, we announced that we received an order under Option 15 of our JPF contract with the USG. This order has an expected value of approximately $57.3 million for the procurement of JPFs for 25 foreign militaries.
•In August 2020, Kaman Composites Vermont ("KCV") was named Rotary and Mission Systems Elite Supplier by Sikorsky Aircraft Corporation.
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

Results from Continuing Operations

Net Sales from Continuing Operations

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
	(in thousands)
Organic sales(1)	$194,927	$182,670	$538,722	$523,816
Acquisition sales	19,032	—	60,449	—
Net sales	$213,959	$182,670	$599,171	$523,816
$ change	31,289	25,536	75,355	8,681
% change	17.1%	16.3%	14.4%	1.7%
(1) Organic Sales is defined as "Net Sales" less sales derived from acquisitions completed during the previous twelve months. Refer to Non-GAAP Financial Measures for further information on organic sales.

For the Three Months Ended

Net sales increased for the three-month fiscal period ended October 2, 2020, as compared to the corresponding period in 2019, due to a 6.7% increase in organic sales and the contribution of $19.0 million of sales from our Bal Seal acquisition. The increase in organic sales was primarily driven by higher sales of $25.1 million in our safe and arm devices programs, partially offset by an $11.5 million decrease in sales in our commercial business and general aviation programs. Foreign currency exchange rates relative to the U.S. dollar had a favorable impact of $1.2 million on net sales for the three-month fiscal period ended October 2, 2020.

The increase in sales on our safe and arm device programs was attributable to higher direct commercial sales of our JPF to foreign militaries, higher sales under our JPF program with the USG and an increase in sales on our ATACMS and MK54 fuzing contracts.

The decrease in sales under our commercial business and general aviation programs was primarily attributable to lower sales volume of our commercial bearings products, driven by lower sales to Boeing and Airbus due to the impacts of COVID-19, and lower sales under certain structures programs. These decreases, totaling $18.6 million, were partially offset by a K-MAX® aircraft delivery in the current period.

Sales under our defense programs, excluding safe and arm devices remained relatively flat when compared to the corresponding period in 2019. This was the result of higher sales volume of our defense bearings products and an increase in sales on the Combat Rescue Helicopter program, mostly offset by $6.1 million in lower sales on the AH-1Z program and a certain structures program.

Sales under our medical and industrial and other commercial programs remained relatively flat when compared to the corresponding period in 2019. This was attributable to a $1.5 million decrease in sales under our imaging program and measuring programs, mostly offset by higher sales volume of our bearings products.

For the Nine Months Ended

Net sales increased for the nine-month fiscal period ended October 2, 2020, as compared to the corresponding period in 2019, due to a 2.8% increase in organic sales and the contribution of $60.4 million of sales from our Bal Seal acquisition. The increase in organic sales was primarily driven by $43.4 million in higher sales in our safe and arm device programs and an increase in sales of $3.0 million on our defense programs excluding safe and arm devices. These increases were partially offset by a decrease in sales on our commercial business and general aviation programs of $25.2 million and less significant decreases in our medical and industrial and other commercial programs. The impact of foreign currency exchange rates relative to the U.S. dollar on net sales was not material for the nine-month fiscal period ended October 2, 2020.

The increase in sales on our safe and arm device programs was primarily attributable to higher direct commercial sales of our JPF to foreign militaries and an increase in sales on certain fuzing contracts. These increases, totaling $84.0 million, were partially offset by lower sales under our JPF program with the USG and the absence of sales on the FMU-139 program in the current period.

The increase in sales under our defense programs, excluding safe and arm devices was primarily attributable to higher sales volume of our defense bearing products and an increase in sales on the Combat Rescue Helicopter program. These increases, totaling $15.1 million, were partially offset by the absence of sales on the SH-2G program for Peru in the current period and a decrease in sales on the Bell Helicopter blade program, the AH-1Z program and a certain structures program.

The decrease in sales under our commercial business and general aviation programs was primarily due to lower sales volume of our commercial bearings products, driven by lower sales to Boeing and Airbus due to the impacts of COVID-19, and a decrease in sales on certain structures programs. These decreases, totaling $34.5 million, were partially offset by an increase in sales on our Boeing Wing-to-Body Fairing program and the Bell Helicopter blade program.

The $6.3 million decrease in sales under our medical and industrial and other commercial programs was primarily attributable to lower sales volume of our bearings products and a decrease in sales under our imaging program.

Gross Profit from Continuing Operations

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
	(in thousands)
Gross profit	$66,875	$61,133	$191,245	$168,243
$ change	5,742	13,445	23,002	13,934
% change	9.4%	28.2%	13.7%	9.0%
% of net sales	31.3%	33.5%	31.9%	32.1%

Gross profit increased for the three-month and nine-month fiscal periods ended October 2, 2020, as compared to the corresponding periods in 2019. These increases were primarily attributable to higher direct commercial sales of our JPF to foreign militaries, higher sales and associated gross profit on defense bearings products and the contribution of $7.9 million and $22.7 million in gross profit from our Bal Seal acqusition in the three-month and nine-month fiscal periods ended October 2, 2020, respectively. These increases were partially offset by lower sales and associated gross profit on our commercials bearings products and certain structures programs. Additionally offsetting the increase in gross profit in the nine-month fiscal period was lower sales and associated gross profit on the JPF program with the USG, a decrease in gross profit on K-MAX® spares and support and $2.4 million of expense associated with the inventory step-up from the Bal Seal acquisition.

Selling, General & Administrative Expenses (S,G&A) from Continuing Operations

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
	(in thousands)
S,G&A	$45,224	$43,855	$151,093	$127,614
$ change	1,369	452	23,479	(4,660)
% change	3.1%	1.0%	18.4%	(3.5)%
% of net sales	21.1%	24.0%	25.2%	24.4%

S,G&A increased for the three-month fiscal period ended October 2, 2020, when compared to the corresponding period in 2019. This was primarily attributable to $9.8 million in additional S,G&A from the Bal Seal acquisition, which includes $3.7 million of intangible amortization expense associated with the purchase accounting for the acquisition. This increase was partially offset by lower organic S,G&A driven by a decrease in employee-related costs, including lower incentive compensation costs and lower salary and wage expenses a result of the workforce reductions implemented to support our cost savings initiative, a decrease in group health costs due to the limited number of elective procedures being performed as a result of COVID-19, and a decrease in travel expenses and trade show costs due to restrictions imposed to limit the spread of COVID-19.

S,G&A increased for the nine-month fiscal period ended October 2, 2020, when compared to the corresponding period in 2019. This was primarily attributable to higher nonrecurring costs associated with the acquisition of Bal Seal and corporate development activities, and $27.7 million in S,G&A from the contribution of Bal Seal, which includes $7.9 million of intangible amortization expense associated with the purchase accounting for the acquisition. We incurred $10.8 million of nonrecurring costs in the period which consisted of $8.5 million of Bal Seal acquisition costs and $2.3 million in third party costs associated with our efforts to reduce general and administrative expenses. Absent these nonrecurring costs, organic S,G&A was lower in the first nine months of 2020 driven by the decreases discussed above in the three-month fiscal period.

Goodwill Impairment

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
	(in thousands)
Goodwill impairment	$50,307	$—	$50,307	$—

During the third quarter, we identified a triggering event for possible impairment of our Aerosystems reporting unit based on a decline in earnings compared to forecasts used in prior periods and updated forecasts which indicated the forecasted cash flows for this reporting unit were lower than amounts previously forecasted. We performed a quantitative analysis on the Aerosystems reporting unit using an income methodology based on management's estimates of forecasted cash flows, with those cash flows discounted to present value using rates commensurate with the risks associated with those cash flows. In addition, management used a market-based valuation method involving analysis of market multiples of revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") for (i) a group of comparable companies and (ii) recent transactions, if any, involving comparable companies. The quantitative analysis resulted in a conclusion that the fair value of the Aerosystems reporting unit was $56.1 million below its carrying value; therefore, goodwill was impaired. We recorded a goodwill impairment charge of $50.3 million for the Aerosystems reporting unit, in the three-month fiscal period ended October 2, 2020.

Costs from Transition Service Agreement

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
	(in thousands)
Costs from transition services agreement	$3,019	$1,154	$11,532	$1,154

Upon closing the sale of our former Distribution business, the Company entered into a transition services agreement ("TSA") with the buyer, pursuant to which the Company agreed to support the information technology, human resources and benefits, tax and treasury functions of the Distribution business for six to twelve months. The buyer has exercised the option to extend the support period for up to a maximum of an additional year for certain information technology services. The buyer has the right to terminate individual services at any point over the renewal term and has begun to terminate certain services during the third quarter of 2020. We incurred $3.0 million and $11.5 million in costs associated with the TSA in the three-month and nine-month fiscal periods ended October 2, 2020, respectively. These costs were partially offset by $1.8 million and $7.9 million in the three-month and nine-month fiscal periods ended October 2, 2020, respectively, in income earned from the TSA included in income from transition services agreement, which is below operating income on the Company's Condensed Consolidated Statement of Operations. We incurred $1.2 million in costs associated with the TSA in the three-month and nine-month fiscal periods ended September 27, 2019. These costs were partially offset by $0.9 million in income earned from the TSA in the three-month and nine-month fiscal periods ended September 27, 2019, which is below operating income on the Company's Condensed Consolidated Statement of Operations.

Cost of Acquired Retention Plans

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
	(in thousands)
Costs of acquired retention plans	$5,703	$—	$17,110	$—

Bal Seal's previous owner implemented employee retention plans prior to our acquisition in the first quarter of 2020. Upon closing, we funded $24.7 million of the purchase price into escrow accounts associated with these employee retention plans. Eligible participants will receive an allocation of the escrow balances one year following the acquisition date. As of the date of acquisition Bal Seal had $1.9 million in costs accrued for these employee retention plans; therefore, we will incur $22.8 million in compensation expense associated with these retention plans in the year ended December 31, 2020, of which $5.7 million and $17.1 million were incurred in the three-month and nine-month fiscal periods ended October 2, 2020, respectively.

Restructuring Costs from Continuing Operations

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
	(in thousands)
Restructuring costs	$1,541	$81	$7,820	$553

Following the sale of our former distribution business, we announced that we would undertake a comprehensive review of our general and administrative functions in order to improve operational efficiency and to align our costs with our revenues. We identified information technology functions to be outsourced, workforce reductions and other reductions in certain general and administrative expenses to be completed in 2020 to support the cost savings initiative. These actions resulted in $0.7 million and $3.8 million in severance costs in the three-month and nine-month fiscal periods ended October 2, 2020, respectively, and are expected to provide annualized cost savings of approximately $12.4 million, contributing to total annualized cost savings of approximately $17.4 million since the announcement of the cost savings initiative. In addition to the severance costs associated with the cost savings initiative discussed above, we incurred $0.5 million in severance costs as we integrated the acquisition of Bal Seal in the nine-month fiscal period ended October 2, 2020.

During the second quarter, the Company implemented workforce reductions and elected to eliminate certain open positions as a response to the unprecedented hardships brought on by COVID-19. For the three-month and nine-month fiscal periods ended October 2, 2020, the Company recorded severance costs of $0.5 million and $3.2 million related to workforce reductions, which were included in restructuring costs on the Company's Condensed Consolidated Statements of Operations. These actions are expected to provide annualized cost savings of approximately $16.4 million.

During the third quarter of 2017, we announced restructuring activities at our composite businesses to support the ongoing effort of improving capacity utilization and operating efficiency to better position the Company for increased profitability and growth. Such actions included workforce reductions and the consolidation of operations. We incurred $0.4 million in expenses associated with these restructuring activities in the three-month and nine-month fiscal periods ended October 2, 2020. We incurred $0.1 million and $0.6 million in costs associated with these restructuring activities in the three-month and nine-month fiscal periods ended September 27, 2019, respectively. During the fourth quarter, we settled the claim associated with our accrual at October 2, 2020.

Gain on Sale of Business

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
	(in thousands)
Gain on sale of business	$—	$—	$(493)	$—

During 2018, we sold our U.K. Tooling business to better position the Company for increased profitability. In the fourth quarter of 2019, we incurred a loss of $3.7 million associated with the write-off of note receivables recorded for the remaining amounts to be collected on the sale of the U.K. Tooling business as this balance was deemed not likely to be collected. In the nine-month fiscal period ended October 2, 2020, we collected $0.5 million of the note receivables written off in 2019.

Operating (Loss) Income from Continuing Operations

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
	(in thousands)
Operating (loss) income	$(38,927)	$15,627	$(46,119)	$38,571
$ change	(54,554)	22,625	(84,690)	29,727
% change	(349.1)%	323.3%	(219.6)%	336.1%
% of net sales	(18.2)%	8.6%	(7.7)%	7.4%

We had operating losses of $38.9 million and $46.1 million for the three-month and nine-month fiscal periods ended October 2, 2020, compared to operating income of $15.6 million and $38.6 million in the comparable periods in 2019. These changes in operating income were primarily driven by the goodwill impairment charge associated with the Aerosystems reporting unit recorded in the current period, costs incurred related to the TSA, an increase in restructuring costs and costs associated with the purchase accounting for the Bal Seal acquisition as discussed above. Additionally contributing to the change in the nine-month fiscal period were higher acquisition-related costs and corporate development costs. These changes were partially offset by increases in gross profit on certain programs as discussed above and the contribution of gross profit from Bal Seal.

Interest Expense, Net from Continuing Operations

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
	(in thousands)
Interest expense, net	$5,327	$4,058	$14,382	$14,595

Interest expense, net, generally consists of interest charged on our Credit Agreement, which includes a revolving credit facility and a previous term loan facility, and our convertible notes and the amortization of debt issuance costs, offset by interest income.

Interest expense, net increased for the three-month fiscal period ended October 2, 2020. This was the result of higher average borrowings, an increase in interest expense associated with our deferred compensation plan, and lower interest income, partially offset by the absence of interest expense associated with our previous term loan facility.

Interest expense, net for the nine-month fiscal period ended October 2, 2020 remained relatively flat when compared to the corresponding period in 2019. This result was primarily attributable to the absence of interest expense associated with our previous term loan facility, mostly offset by higher letter of credit fees, an increase in average borrowings, and lower interest income.

Effective Income Tax Rate from Continuing Operations

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019

Effective income tax rate from continuing operations	(1.8)%	18.5%	2.6%	12.7%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings from continuing operations for the period. The comparison of the effective tax rate from continuing operations for the three-month and nine-month fiscal periods ended October 2, 2020 to the corresponding rate in the prior year was impacted by the pretax loss in the current period versus pretax income in the prior period. Due to the current period pretax loss, the relatively low rate represents a tax expense and was primarily caused by the requirement to treat the tax impact from the goodwill impairment as a a discrete item in the current period. Another significant factor affecting the comparability to the prior periods was the partial reversal of valuation allowances in 2019 which had been recorded against deferred tax assets related to state net operating loss carryforwards. The reversal was caused by a legislative change which made it more likely than not that more of the benefits from the loss carryforwards will be realized.
Backlog

	October 2, 2020	December 31, 2019
	(in thousands)
Backlog	$712,133	$806,870

Backlog decreased during the first nine months of 2020. The decrease was primarily attributable to revenue recognized for deliveries of direct commercial JPF orders and bearings products and work performed on our structures and legacy fuzing programs. These decreases were partially offset by orders of our bearings products, orders under the JPF program with the USG, the Bell AH-1Z program, the Sikorsky BLACK HAWK helicopter program and the Combat Rescue Helicopter program, and backlog associated with our Bal Seal acquisition.

Major Programs/Product Lines

Below is a discussion of significant changes in our major programs during the first nine months of 2020. See our 2019 Form 10-K for a complete discussion of our major programs.

FMU-152 A/B – JPF

We manufacture the JPF, an electro-mechanical bomb safe and arming device, which allows the settings of a weapon to be programmed in flight. The Company currently provides the FMU-152 A/B to the United States Air Force (“USAF”) and forty-one other nations. Sales of these fuzes can be direct to the USAF, Foreign Military Sales ("FMS") through the USG and DCS to foreign militaries that, although not funded by the USG, require regulatory approvals from the USG.

A total of 14,278 fuzes were delivered to our customers during the third quarter of 2020. A total of 36,538 fuzes have been delivered in the first nine months of 2020. We expect to deliver 45,000 to 50,000 fuzes in 2020.

Total JPF backlog at October 2, 2020 was $254.8 million. Of this amount, $0.1 million in JPF backlog require future export approvals, licenses or authorizations from the USG allowing for the sale of these products outside of the United States. The receipt of these export approvals, licenses, or authorizations are subject to political and geopolitical conditions which could impact the timing and/or our ability to sell these products outside of the United States. Total JPF backlog at December 31, 2019 was $356.8 million.

JPF - USG

The Company currently provides the FMU-152 A/B to the USAF, but the U.S. Navy currently utilizes a different fuze - the FMU-139. In 2015, NAVAIR solicited proposals for a firm fixed price production contract to implement improvements to the performance characteristics of the FMU-139 (such improved fuze having been designated the FMU-139 D/B), and, the USAF had stated that, if and when a contract is awarded and production begins, the funds associated with the FMU-152 A/B will be redirected to the FMU-139 D/B. During the third quarter of 2015, the U.S. Navy announced that a competitor was awarded the contract for the FMU-139 D/B. The FMU-139 D/B program has encountered delays in excess of one year to the original plan; however, the USAF may redirect the funds associated with the FMU-152 A/B to the FMU-139 D/B, which may materially adversely impact our business, financial condition, results of operations and cash flows. Our competitor has received production orders from the U.S. Navy and USAF to manufacture the FMU-139 D/B. Due to the complexity of this program and the pending status of the USAF's final decision to redirect funds to the FMU-139 D/B, the timing and magnitude of the impact on the Company's financial statements are not certain; however, the Company continues to see strong demand for the FMU-152 A/B. In 2020, we have continued to satisfy the requirements for orders for both the USAF and foreign militaries under Option 14, which has a total value of approximately $121.4 million. During the third quarter of 2020, we completed our pricing negotiations for Options 15 and 16 with the USG and we received an order under Option 15 with an expected value of approximately $57.3 million for the procurement of fuzes for 25 foreign militaries. We expect future orders under Option 16 to extend FMU-152 A/B deliveries into 2023.

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

COVID-19

We anticipate that the disruptions and delays resulting from the spread of COVID-19 and the measures instituted by governments and businesses to mitigate its spread will impact our liquidity in the next twelve months. In consideration of the potential future impact of the COVID-19 pandemic on our business, we borrowed approximately $200.0 million under our Credit Agreement in the first quarter of 2020 to provide additional financing flexibility and readily accessible liquidity. The proceeds from the borrowing were available for working capital adjustments, ongoing operating needs and general corporate purposes. At October 2, 2020, the Company had $152.3 million of cash on our Condensed Consolidated Balance Sheet, excluding any restricted cash. In the third quarter, we paid down $100.0 million of the $200.0 million we had borrowed under our Credit Agreement in the first quarter and subsequent to the end of the third quarter we paid down an additional $50.0 million. We are closely managing our daily cash flows to optimize our liquidity position. We also continue to closely monitor the collectability of our receivables from commercial aerospace customers as we recognize there may be delays in payments due to the impacts of COVID-19 on our customers. As of the date of this filing, we do not believe there has been any material impact on the collectability of these receivables. In addition to the daily reviews of collections and payables, management meets with our business units on a regular basis to review liquidity.
During the first nine months of 2020, the Company reduced hiring activities, limited discretionary spending and implemented workforce reductions and the aforementioned temporary salary reductions amongst senior management and the Board. We are evaluating our capital investment projects and anticipate reduced spending for the year. Despite the impacts of COVID-19, we did continue to pay our regular quarterly dividend during the first three quarters of 2020 and also contributed $10.0 million to our pension plan. As of the date of this filing, we believe the Company has adequate liquidity due to the cash we have on hand, the bank financing we have available to us and the other actions we have taken to enhance financial flexibility and reduce the potential impact of the pandemic on the Company.

A summary of our consolidated cash flows from continuing operations is as follows:

	For the Nine Months Ended
	October 2, 2020	September 27, 2019	2020 vs. 2019
	(in thousands)
Total cash provided by (used in):
Operating activities	$(52,379)	$11,336	$(63,715)
Investing activities	(315,274)	636,315	(951,589)
Financing activities	73,063	(134,118)	207,181

Free Cash Flow (a)
Net cash (used in) provided by operating activities	$(52,379)	$11,336	$(63,715)
Expenditures for property, plant and equipment	(14,232)	(17,411)	3,179
Free cash flow	$(66,611)	$(6,075)	$(60,536)
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

Net cash used in operating activities was $52.4 million for the nine-month fiscal period ended October 2, 2020, largely driven by the changes in working capital primarily associated with outstanding receivables from JPF DCS customers and the $10.0 million pension contribution. Of the receivables outstanding for JPF DCS customers, approximately $64.0 million relates to delays in payment on outstanding aged receivables. We have received payments from this customer for recent shipments and expect to receive payment on the outstanding aged receivables.

Net cash used in investing activities was $315.3 million for the nine-month fiscal period ended October 2, 2020, compared to net cash provided by investing activities of $636.3 million in the comparable period in 2019. This change was primarily attributable to cash used to acquire Bal Seal in the current period versus proceeds received from the sale of our former Distribution business in the prior period.

Net cash provided by financing activities was $73.1 million for the nine-month fiscal period ended October 2, 2020, compared to net cash used in financing activities of $134.1 million in the comparable period in 2019. This change was primarily due to higher net borrowings under our revolving credit facility in the current period in preparation for the potential impact of the COVID-19 pandemic, versus higher net repayments of our revolving credit facility in the prior period.

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

We incurred $7.4 million of debt issuance costs in connection with the sale of the 2024 Notes, which was allocated between the debt and equity components of the instrument. Of the total amount, $0.7 million was recorded as an offset to additional paid-in capital. The balance, $6.7 million, was recorded as a contra-debt balance and is being amortized over the term of the 2024 Notes. Total amortization expense for three-month fiscal periods ended October 2, 2020 and September 27, 2019 was $0.2 million in both periods. Total amortization expense for nine-month fiscal periods ended October 2, 2020 and September 27, 2019 was $0.7 million in both periods.

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

We incurred $3.6 million of debt issuance costs in connection with the amendment and restatement of the Credit Agreement. Total amortization expense for three-month fiscal periods ended October 2, 2020 and September 27, 2019 was $0.2 million in both periods. Total amortization expense for nine-month fiscal periods ended October 2, 2020 and September 27, 2019 was $0.6 million in both periods.

Interest rates on amounts outstanding under the Credit Agreement are variable based on LIBOR. The LIBOR benchmark has been the subject of national, international, and other regulatory guidance and proposals for reform. In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit rates for calculation of LIBOR after 2021. These reforms may cause LIBOR to perform differently than in the past, and LIBOR may ultimately cease to exist after 2021. Alternative benchmark rate(s) may replace LIBOR and could affect the Company's debt securities, derivative instruments, receivables, debt payments and receipts. At this time, it is not possible to predict the effect of any changes to LIBOR, any phase out of LIBOR or any establishment of alternative benchmark rates. Any new benchmark rate will likely not replicate LIBOR exactly, which could impact our contracts that terminate after 2021. There is uncertainty about how applicable law, the courts or the Company will address the replacement of LIBOR with alternative rates on variable rate retail loan contracts and other contracts that do not include alternative rate fallback provisions. In addition, any changes to benchmark rates may have an uncertain impact on our cost of funds and our access to the capital markets, which could impact our liquidity, financial position or results of operations. The interest rate for the amounts paid down on the revolving credit facility was 1.98%. In addition, we are required to pay a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.150% to 0.250% per annum, based on the Senior Secured Net Leverage Ratio. Fees for outstanding letters of credit range from 1.125% to 1.625%, based on the Senior Secured Net Leverage Ratio. Total average bank borrowings during the nine-month period ended October 2, 2020, were $123.6 million compared to $70.6 million for the year ended December 31, 2019.

The following table shows the amounts available for borrowing under the Company's revolving credit facility:

	October 2, 2020	December 31, 2019
In thousands
Total facility	$800,000	$800,000
Amounts outstanding, excluding letters of credit	101,172	—
Amounts available for borrowing, excluding letters of credit	698,828	800,000
Letters of credit under the credit facility(1)(2)	165,373	152,614
Amounts available for borrowing	$533,455	$647,386

Amounts available for borrowing subject to EBITDA, as defined by the Credit Agreement(3)	$471,960	$322,900
(1) The Company has entered into standby letters of credit issued on the Company's behalf by financial institutions, and directly issued guarantees to third parties primarily related to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit generally are available for draw down in the event the Company does not perform its obligations.
(2) Of these amounts, $146.2 million letters of credit relate to a certain JPF DCS contract in both periods.
(3) Amounts available for borrowing subject to EBITDA reflect the minimum borrowing capacity under EBITDA, subject to adjustments.

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

We contributed $10.0 million to the qualified pension plan and $0.4 million to the SERP through the end of the third quarter of 2020. No further contributions are expected to be made to the qualified pension plan during 2020. We plan to contribute an additional $0.1 million to the SERP in 2020. For the 2019 plan year, we contributed $0.5 million to the SERP and did not make a contribution to the qualified pension plan.

Effective December 31, 2015, our qualified pension plan was frozen with respect to future benefit accruals. Under USG Cost Accounting Standard (“CAS”) 413, we must calculate the USG’s share of any pension curtailment adjustment calculated resulting from the freeze. Such adjustments can result in an amount due to the USG for pension plans that are in a surplus position or an amount due to the contractor for plans that are in a deficit position. During the fourth quarter of 2016, we accrued a $0.3 million liability representing our estimate of the amount due to the USG based on our pension curtailment calculation, which was submitted to the USG for review in December 2016. We have maintained our accrual at $0.3 million as of October 2, 2020. There can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on our results of operations, financial position and cash flows.

Share Repurchase Plan

In 2015, our Board of Directors approved a share repurchase program ("2015 Share Repurchase Program") authorizing the repurchase of up to $100 million of the Company’s common stock. The primary purpose of the 2015 Repurchase Program is to offset the dilution caused by the annual issuance of shares under our employee stock plans, although the timing and actual number of shares repurchased depends on a variety of factors including stock price, market conditions, corporate and regulatory requirements, capital availability and other factors, including acquisition opportunities. During the first nine months of 2020, we repurchased 290,000 shares, for approximately $13.5 million, under the 2015 Share Repurchase Program, bringing the total number of shares repurchased throughout the life of the 2015 Share Repurchase Program to 1,880,422 shares. Although approximately $2.2 million remains available for repurchases under this authorization, we do not intend to effectuate any additional share repurchases until the ongoing COVID-19 pandemic and any related impact on our business, results of operations and cash flows have subsided.

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

Organic Sales from continuing operations (in thousands)
	For the Three Months Ended		For the Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Net sales	$213,959	$182,670	$599,171	$523,816
Acquisition Sales	19,032	—	60,449	—
Organic Sales	$194,927	$182,670	$538,722	$523,816

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes outside the ordinary course of business in our contractual obligations or off-balance sheet arrangements during the first nine months of 2020. See our 2019 Form 10-K for a discussion of our contractual obligations and off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the Company’s exposure to market risk during the first nine months of 2020. See the Company’s 2019 Form 10-K for a discussion of the Company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended, as of October 2, 2020. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of October 2, 2020, our disclosure controls and procedures were effective.

Internal Controls over Financial Reporting

During the third quarter, the Company began to outsource certain information technology functions; however, these changes did not have a material effect on the Company's internal control over financial reporting. There was no other change to our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

While it is not possible to predict the outcome of these matters with certainty, based upon available information, management believes that all settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in legal proceedings and that can be reasonably estimated are accrued for at October 2, 2020. Despite this analysis, there can be no assurance that the final outcome of these matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

As of October 2, 2020, neither the Company nor any of its subsidiaries was a party, nor was any of its or their property subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company and its subsidiaries. Additional information relating to certain of these matters is set forth in Note 14, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements.

Environmental Matters

The Company and its subsidiaries are subject to numerous U.S. federal, state and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities (including past activities of companies we have acquired). From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which may include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. While it is not possible to predict the outcome of these proceedings, in the opinion of management, any payments we may be required to make as a result of all such claims in existence at October 2, 2020, will not have a material adverse effect on our business, financial condition and results of operations or cash flows.

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

Economic and health conditions in the United States and across most of the world have changed dramatically since COVID-19 was first discovered in late 2019. In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 pandemic a national emergency. The pandemic has resulted in governments around the world implementing increasingly stringent measures intended to control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures and other measures. The public health issues resulting from COVID-19 and the precautionary measures instituted by governments and businesses to mitigate its spread is expected to result in business and manufacturing disruptions, plant closures, inventory shortages, delivery delays, supply chain disruptions, and order reductions, cancellations and deferrals, all of which are likely to adversely affect our business, results of operations, financial condition and cash flows as approximately 50% of our 2020 sales were anticipated to be in commercial end markets which have been particularly impacted by the effects of the pandemic. Furthermore, approximately 30% of total expected sales were anticipated to be to commercial aerospace customers. During the second quarter, we began to see order deferrals and cancellations resulting in declines in our commercial aerospace programs, which continued into the third quarter. More specifically, we have had lower sales of our commercial bearings products and decreases in our medical programs due to the limited number of elective procedures being performed. We anticipate further declines in these end markets and we expect more modest declines from the industrial end market. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, the severity and duration of the pandemic and the effectiveness of actions taken globally to contain or mitigate its effects. Even after the COVID-19 pandemic has subsided, we may experience adverse impacts to our business due to any resulting economic recession or depression. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has, and may continue to, adversely impact our stock price and our ability to access capital markets. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in our 2019 Form 10-K, such as those relating to our products and financial performance.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of common stock by the Company during the three-month fiscal period ended October 2, 2020:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan (in thousands)
July 4, 2020 - July 31, 2020	39	$39.93	—	$2,168
August 1, 2020 - August 28, 2020	—	$—	—	$2,168
August 29, 2020 - October 2, 2020	937	$37.83	—	$2,168
Total	976		—

(a) During the third quarter of 2020 the Company purchased 976 shares in connection with employee tax withholding obligations as permitted by our equity compensation plans, which are SEC Rule 16b-3 qualified compensation plans. These were not purchases under our publicly announced program.

(b) On April 29, 2015, the Company announced that its Board of Directors approved a $100.0 million share repurchase program. For additional information, see '"Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Other Sources/Uses of Capital."

Item 6.     Index To Exhibits

10.1
Executive Employment Agreement, dated as of August 20, 2020, by and between Ian K. Walsh and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 21, 2020, File No. 001-35419).*
Previously filed
10.2
Transition and Retirement Agreement, dated as of August 20, 2020, by and between Neal J. Keating and the Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated August 21, 2020, File No. 001-35419).*
Previously filed
10.3
Retirement and Consulting Letter Agreement, dated as of August 20, 2020, by and between Richard R. Barnhart and the Company (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated August 21, 2020, File No. 001-35419).*
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

KAMAN CORPORATION
Registrant
Date:	November 4, 2020		/s/ Ian K. Walsh
		By:	Ian K. Walsh
President and Chief Executive Officer

Date:	November 4, 2020		/s/ Robert D. Starr
		By:	Robert D. Starr
Executive Vice President and
Chief Financial Officer