Form 10-Q
period 2021-04-02
KAMAN Corp
filed 2021-05-04
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	April 2, 2021
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ______

Commission File Number:	001-35419

KAMAN CORPORATION
(Exact name of registrant as specified in its charter)

Connecticut	06-0613548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1332 Blue Hills Avenue,	Bloomfield,	Connecticut	06002
(Address of principal executive offices)			(Zip Code)

(860)	243-7100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock ($1 par value)	KAMN	New York Stock Exchange LLC

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

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

At April 30, 2021, there were	27,810,056	shares of Common Stock outstanding.

PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts) (Unaudited)

	April 2, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$120,724	$104,377
Restricted cash	—	25,121
Accounts receivable, net	102,328	153,806
Contract assets	114,601	108,645
Contract costs, current portion	5,050	3,511
Inventories	197,303	185,072
Income tax refunds receivable	4,851	5,269
Other current assets	12,628	12,173
Total current assets	557,485	597,974
Property, plant and equipment, net of accumulated depreciation of $233,534 and $228,984, respectively	207,145	210,852
Operating right-of-use assets, net	12,048	12,880
Goodwill	243,688	247,244
Other intangible assets, net	146,626	150,198
Deferred income taxes	37,540	39,809
Contract costs, noncurrent portion	7,205	8,311
Other assets	39,000	39,125
Total assets	$1,250,737	$1,306,393
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable – trade	$45,887	$60,200
Accrued salaries and wages	40,306	70,552
Contract liabilities, current portion	32,622	39,073
Operating lease liabilities, current portion	4,057	4,305
Income taxes payable	1,203	19
Liabilities held for sale, current portion	—	18,086
Other current liabilities	35,722	36,177
Total current liabilities	159,797	228,412
Long-term debt, excluding current portion, net of debt issuance costs	186,378	185,401
Deferred income taxes	7,205	7,381
Underfunded pension	63,185	69,610
Contract liabilities, noncurrent portion	12,120	11,019
Operating lease liabilities, noncurrent portion	8,632	9,325
Liabilities held for sale, noncurrent portion	—	1,171
Other long-term liabilities	46,201	47,636
Commitments and contingencies (Note 14)
Shareholders' equity:
Preferred stock, $1 par value, 200,000 shares authorized; none outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; voting; 30,370,157 and 30,278,668 shares issued, respectively	30,370	30,279
Additional paid-in capital	241,444	238,829
Retained earnings	730,913	728,764
Accumulated other comprehensive income (loss)	(114,466)	(130,821)
Less 2,564,358 and 2,555,785 shares of common stock, respectively, held in treasury, at cost	(121,042)	(120,613)
Total shareholders’ equity	767,219	746,438
Total liabilities and shareholders’ equity	$1,250,737	$1,306,393
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts) (Unaudited)

	For the Three Months Ended
	April 2, 2021	April 3, 2020
Net sales	$171,616	$207,322
Cost of sales	118,711	139,620
Gross profit	52,905	67,702
Selling, general and administrative expenses	44,991	60,989
Costs from transition services agreement	705	4,140
Cost of acquired retention plans	—	5,703
Restructuring and severance costs	1,352	1,795
Loss (gain) on sale of business	234	(493)
Net loss (gain) on sale of assets	10	(10)
Operating income (loss)	5,613	(4,422)
Interest expense, net	4,251	3,247
Non-service pension and post retirement benefit income	(6,643)	(4,063)
Income from transition services agreement	(475)	(2,974)
Other expense, net	289	218
Earnings (loss) from continuing operations before income taxes	8,191	(850)
Income tax expense (benefit)	207	(443)
Earnings (loss) from continuing operations	7,984	(407)
Earnings from discontinued operations before gain on disposal, net of tax	—	—
Gain on disposal of discontinued operations, net of tax	—	692
Total earnings from discontinued operations	—	692
Net earnings	$7,984	$285

Earnings per share:
Basic earnings (loss) per share from continuing operations	$0.29	$(0.01)
Basic earnings per share from discontinued operations	0.00	0.02
Basic earnings per share	$0.29	$0.01
Diluted earnings (loss) per share from continuing operations	$0.29	$(0.01)
Diluted earnings per share from discontinued operations	0.00	0.02
Diluted earnings per share	$0.29	$0.01
Average shares outstanding:
Basic	27,815	27,809
Diluted	27,867	27,891

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Three Months Ended
	April 2, 2021	April 3, 2020
Net earnings	$7,984	$285
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments and other	15,513	(10,826)
Change in pension and post-retirement benefit plan liabilities, net of tax expense of $250 and $330, respectively	842	1,107
Other comprehensive income (loss)	16,355	(9,719)
Comprehensive income (loss)	$24,339	$(9,434)

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS KAMAN CORPORATION AND SUBSIDIARIES (In thousands) (Unaudited)

	For the Three Months Ended
	April 2, 2021	April 3, 2020
Cash flows from operating activities:
Net earnings	$7,984	$285
Less: Total earnings from discontinued operations	—	692
Earnings (loss) from continuing operations	$7,984	$(407)
Adjustments to reconcile net earnings from continuing operations to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	9,209	9,509
Amortization of debt issuance costs	424	492
Accretion of convertible notes discount	738	702
Provision for doubtful accounts	173	179
Loss (gain) on sale of business	234	(493)
Net loss (gain) on sale of assets	10	(10)
Net loss on derivative instruments	590	983
Stock compensation expense	1,743	1,633
Deferred income taxes	1,793	3,493
Changes in assets and liabilities, excluding effects of acquisitions/divestitures:
Accounts receivable	50,254	(6,531)
Contract assets	(5,704)	(11,665)
Contract costs	(432)	(709)
Inventories	(13,655)	(25,206)
Income tax refunds receivable	418	(2,078)
Operating right of use assets	799	1,223
Other assets	1,042	(917)
Accounts payable - trade	(14,707)	(6,405)
Contract liabilities	(5,439)	1,743
Operating lease liabilities	(908)	(1,183)
Acquired retention plan payments	(25,108)	—
Other current liabilities	(6,796)	(8,079)
Income taxes payable	1,173	(1,038)
Pension liabilities	(5,452)	(12,887)
Other long-term liabilities	(798)	2,209
Net cash used in operating activities of continuing operations	(2,415)	(55,442)
Net cash used in operating activities of discontinued operations	—	—
Net cash used in operating activities	(2,415)	(55,442)
Cash flows from investing activities:
Proceeds from sale of assets	54	11
Proceeds from sale of discontinued operations	—	5,223
Proceeds from sale of business, net of cash on hand	(3,428)	493
Expenditures for property, plant & equipment	(4,678)	(5,559)
Acquisition of businesses, net of cash acquired	—	(304,342)
Other, net	(48)	394
Net cash used in investing activities of continuing operations	(8,100)	(303,780)
Net cash used in investing activities of discontinued operations	—	—
Net cash used in investing activities	(8,100)	(303,780)
Cash flows from financing activities:
Net borrowings under revolving credit agreements	—	201,100
Net change in bank overdraft	797	371
Proceeds from exercise of employee stock awards	880	1,455
Purchase of treasury shares	(344)	(14,072)
Dividends paid	(5,545)	(5,595)
Other, net	(472)	(381)
Net cash (used in) provided by financing activities of continuing operations	(4,684)	182,878
Net cash provided by financing activities of discontinued operations	—	—
Net cash (used in) provided by financing activities	(4,684)	182,878
Net decrease in cash and cash equivalents	(15,199)	(176,344)
Effect of exchange rate changes on cash and cash equivalents	(166)	262
Cash and cash equivalents and restricted cash at beginning of period (See Note 3)	136,089	471,540
Cash and cash equivalents and restricted cash at end of period	$120,724	$295,458
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three-month fiscal periods ended April 2, 2021 and April 3, 2020
(Unaudited)

1. BASIS OF PRESENTATION

During the third quarter of 2019, Kaman Corporation ("the Company") completed the sale of its Distribution business for total cash consideration of approximately $700.0 million, excluding certain working capital adjustments which were finalized in the first quarter of 2020 and transaction costs. The finalization of the gain on the sale of the Distribution business was recorded to gain on disposal of discontinued operations, net of tax on the Company's Condensed Consolidated Statements of Operations in the three-month fiscal period ended April 3, 2020. See Note 3, Disposals, to the Condensed Consolidated Financial Statements for further information.

During the fourth quarter of 2020, the Company committed to a plan and received approval from its Board of Directors to sell its United Kingdom ("UK") Composites division. As a result of the approved plan, the UK Composites division met the criteria set forth in ASC 205-20 for held for sale. At December 31, 2020, the assets of the UK Composites business were considered impaired as the estimated fair value of the disposal group was lower than the estimated carrying value of the UK Composites business. As a result, the assets of the UK Composites business were written off and the remaining loss related to the anticipated sale of the disposal group was accrued for in liabilities held for sale, current portion on the Company's Consolidated Balance Sheets. The related liabilities of the UK division to be sold were reclassified to liabilities held for sale, respectively, as of December 31, 2020 on the Company's Consolidated Balance Sheets. On February 2, 2021, the Company sold its UK Composites business. See Note 3, Discontinued Operations and Liabilities Held for Sale, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 Form 10-K") for additional information.

In the opinion of management, the condensed consolidated financial information reflects all adjustments necessary for a fair statement of the Company's financial position, results of operations and cash flows for the interim periods presented, but do not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). All such adjustments are of a normal recurring nature, unless otherwise disclosed in this report. Certain amounts in prior year financial statements and notes thereto have been reclassified to conform to current year presentation. The statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2020 Form 10-K.

The Company has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The first quarters for 2021 and 2020 ended on April 2, 2021, and April 3, 2020, respectively.

2. RECENT ACCOUNTING STANDARDS

Recent Accounting Standards Adopted

In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, "Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes". The objective of the standard is to simplify the accounting for income taxes by removing certain exceptions and to improve consistent application of Topic 740 by clarifying and amending existing guidance. The standard update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the standard is permitted, including adoption in any interim period for which financial statements have not yet been issued. If early adopted in an interim period, the adjustments should be reflected as of the beginning of the annual period that includes that interim period. All amendments under the standard must be adopted in the same period. In 2021, the Company adopted ASU 2019-12 using the modified retrospective basis which resulted in a cumulative effect reduction to retained earnings of $0.3 million.

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
For the three-month fiscal periods ended April 2, 2021 and April 3, 2020
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

Subsequent to the issuance of ASU 2020-04, the FASB issued the following update: ASU 2021-01, "Reference Rate Reform (Topic 848) - Scope". The amendments in this update affect the guidance within ASU 2020-04 and are being assessed with ASU 2020-04.

3. DISPOSALS

UK Composites Business

In the fourth quarter of 2020, the Company received approval from its Board of Directors to sell its UK Composites division. The Company sold its UK Composites division in a transaction that closed on February 2, 2021. The sale of the UK Composites business did not meet the criteria set forth in Accounting Standards Codification ("ASC") 205-20, Presentation of Financial Statements - Discontinued Operations, for discontinued operations as it does not reflect a significant shift in the Company's strategy. As a result of the approved plan, the UK Composites division met the criteria set forth in ASC 205-20 for held for sale presentation at December 31, 2020. At December 31, 2020, the assets of the UK Composites business were considered impaired as the estimated fair value of the disposal group was lower than the estimated carrying value of the UK Composites business. As such, the assets of the UK Composites business were written off and the related liabilities of the UK division to be sold were reclassified to liabilities held for sale, as of December 31, 2020 on the Company's Consolidated Balance Sheets.

The following table provides information on the loss recorded on the sale of the UK Composites business. These amounts reflect the balance sheet of the UK Composites business as of February 2, 2021.

In thousands
Proceeds received from the sale of the UK Composites business	$3,600

Assets, including cash on hand	23,460
Liabilities	6,618
Net book value of business	16,842

UK cumulative foreign currency translation adjustment balance	22,835

Transaction costs	442

Loss on the sale of the UK Composites business	$36,519

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 2, 2021 and April 3, 2020
(Unaudited)
3. DISPOSALS (CONTINUED)

UK Composites Business - continued

Of this amount, a loss of $36.3 million was recorded in the year ended December 31, 2020 and a loss of $0.2 million was recorded in the three-month fiscal period ended April 2, 2021.

Cash and cash equivalents and restricted cash at the beginning of the period on the Company's Condensed Consolidated Statement of Cash Flows for the three-month fiscal period April 2, 2021 includes $6.6 million of cash that was included in the UK Composites business disposal group. Given the assets of the disposal group were recognized net of the impairment recorded in the year ended December 31, 2020, such amounts were not reflected on the Company's Condensed Consolidated Balance Sheet at December 31, 2020.

Distribution Business

On August 26, 2019, the Company completed the sale of its Distribution business for total cash consideration of approximately $700.0 million, excluding certain working capital adjustments which were finalized in the first quarter of 2020. The sale of the Distribution business was a result of the Company's shift in strategy to be a highly focused, technologically differentiated aerospace and engineered products company. As a result of the sale, the Distribution business met the criteria set forth in ASC 205-20 for discontinued operations.

Upon closing, the Company entered into a transition services agreement ("TSA") with the buyer, pursuant to which the Company agreed to support the information technology ("IT"), human resources and benefits, tax and treasury functions of the Distribution business for six to twelve months. The buyer exercised the option to extend the support period for up to a maximum of an additional year for certain IT services. The buyer has the right to terminate individual services at any point over the renewal term and began to terminate certain services in 2020. Substantially all services were completed as of the end of the first quarter of 2021; however, the TSA is expected to be fully completed by the third quarter of 2021. Since the sale of the Distribution business, costs associated with the TSA were $17.9 million through April 2, 2021. The Company incurred $0.7 million and $4.1 million in costs associated with the TSA in the three-month fiscal periods ended April 2, 2021 and April 3, 2020, respectively. These amounts were included in costs from transition services agreement on the Company's Condensed Consolidated Statements of Operations. Since the sale of the Distribution business, the Company earned $12.6 million in income associated with the TSA through April 2, 2021. The Company earned $0.5 million and $3.0 million in income associated with the TSA in the three-month fiscal periods ended April 2, 2021 and April 3, 2020, respectively. These amounts were included in income from transition services on the Company's Condensed Consolidated Statements of Operations.

Since the sale of the Distribution business, cash outflows from the Company to its former Distribution business totaled $8.1 million through April 2, 2021, which primarily related to Distribution employee and employee-related costs incurred prior to the sale. There were no cash flows from the Company to its former Distribution business in the three-month fiscal period ended April 2, 2021. Cash outflows from the Company to its former Distribution business after the sale totaled $0.3 million for the three-month fiscal period ended April 3, 2020. Since the sale of the Distribution business, cash inflows from the Company's former Distribution business to the Company totaled $17.4 million through April 2, 2021, which primarily related to cash received for services performed under the TSA and the $5.2 million working capital adjustment settled in the first quarter of 2020. Cash inflows from the Company's former Distribution business received in the three-month fiscal periods ended April 2, 2021 and April 3, 2020 totaled $0.5 million and $7.9 million, respectively.

In the three-month fiscal period ended April 3, 2020, the Company recorded a pretax gain on disposal of discontinued operations as a result of the final settlement of the working capital adjustment, partially offset by transaction costs. The pretax gain of $0.9 million was subject to income tax expense of $0.2 million, resulting in a gain on disposal of discontinued operations, net of tax of $0.7 million in the three-month fiscal period ended April 3, 2020 which was included in the Company's Condensed Consolidated Statement of Operations. As the gain on the sale of the Distribution business was finalized in 2020, no activity aside from the TSA activity and cash flows discussed above impacted the Company's Condensed Consolidated Financial Statements in the three-month fiscal period ended April 2, 2021.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 2, 2021 and April 3, 2020
(Unaudited)
4. BUSINESS COMBINATIONS

On January 3, 2020, the Company acquired all of the equity interests of Bal Seal Engineering ("Bal Seal"), of Foothill Ranch, California, at a purchase price of $317.5 million. Bal Seal is a leader in the design, development, and manufacturing of highly engineered products, including precision springs, seals, and contacts. With this acquisition, the Company has significantly expanded its portfolio of engineered products and offerings while creating new opportunities to reach customers in medical technology, aerospace and defense, and industrial end markets.

Upon closing, the Company funded $24.7 million associated with employee retention plans at Bal Seal. This amount and related interest was included in restricted cash on the Company's Consolidated Balance Sheets as of December 31, 2020. Eligible participants received an allocation of the escrow balance one year following the acquisition date, which was reflected in the Company's cash flows from operating activities for the three-month fiscal period ended April 2, 2021.

5. REVENUE

Disaggregation of Revenue

The following table disaggregates total revenue by major product sales by end market.

	For the Three Months Ended
	April 2, 2021	April 3, 2020
In thousands
Defense	$43,611	$48,757
Safe and Arm Devices	41,586	58,000
Commercial, Business, & General Aviation	47,958	63,257
Medical	20,583	20,976
Industrial & Other	17,878	16,332
Total revenue	$171,616	$207,322

COVID-19

The impact of the novel coronavirus (“COVID-19”) and the precautionary measures instituted by governments and businesses to mitigate the spread, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders, have contributed to a general slowdown in the global economy and significant volatility in financial markets. The Company has implemented strategies to limit the risk to its operations with a continued focus on the health of its employees and the satisfaction of its customers’ requirements. Despite all of these efforts to mitigate the risks associated with COVID-19, the effects of the pandemic have adversely impacted our commercial end markets, more specifically Commercial, Business, and General Aviation customers. The Company saw recoveries in the medical and industrial end markets during the first quarter of 2021 and management expects improved performance through the remainder of 2021. As of the date of this filing, the Company's defense and safe and arm device end markets have not been impacted by COVID-19. The extent and duration of time to which COVID-19 may adversely impact the Company depends on future developments, which are highly uncertain and unpredictable at this time.

The following table disaggregates total revenue by product types.

	For the Three Months Ended
	April 2, 2021	April 3, 2020

Original Equipment Manufacturer	63%	61%
Aftermarket	13%	11%
Safe and Arm Devices	24%	28%
Total revenue	100%	100%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 2, 2021 and April 3, 2020
(Unaudited)
5. REVENUE (CONTINUED)

Disaggregation of Revenue - continued

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over time versus the amount of revenue recognized for performance obligations satisfied at a point in time:

	For the Three Months Ended
	April 2, 2021	April 3, 2020

Over time	35%	32%
Point-in-time	65%	68%
Total revenue	100%	100%

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

Net changes in revenue associated with cost growth on the Company's over time contracts were as follows:

	For the Three Months Ended
	April 2, 2021	April 3, 2020
In thousands
Net change in revenue due to change in profit estimates	$2,865	$(1,115)

The net increase in revenue in the three-month fiscal period ended April 2, 2021 was primarily related to favorable cost performance on the joint programmable fuze ("JPF") contract with the U.S. Government ("USG"), partially offset by cost growth on certain structures programs and legacy fuzing contracts. The net reduction in revenue in the three-month fiscal period ended April 3, 2020 was primarily related to cost growth on a structures program and certain legacy fuzing contracts.

Unfulfilled Performance Obligations

Unfulfilled performance obligations ("backlog") represents the transaction price of firm orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts. Backlog at April 2, 2021 and December 31, 2020, and the portion of backlog the Company expects to recognize revenue on over the next twelve months is as follows:

	April 2, 2021(1)	December 31, 2020
In thousands
Backlog	$562,407	$631,236
(1) The Company expects to recognize revenue on approximately 72% of backlog as of April 2, 2021 over the next twelve months.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 2, 2021 and April 3, 2020
(Unaudited)
6. RESTRUCTURING AND SEVERANCE COSTS

The Company continues to evaluate its cost structure with the objective of a lean organizational structure that provides a scalable infrastructure which facilitates future growth opportunities. In the three-month fiscal period ended April 2, 2021, the Company incurred $1.4 million in severance costs associated with these cost reduction efforts, which were included in restructuring and severance costs on the Company's Condensed Consolidated Statements of Operations.

Following the sale of the Company's former Distribution business, the Company announced it would undertake a comprehensive review of its general and administrative functions in order to improve operational efficiency and to align the Company's costs with its revenues. The objective of the initiative is to ensure that the Company has a lean organizational structure that provides a scalable infrastructure that facilitates future growth opportunities. The Company identified information technology functions to be outsourced, workforce reductions and other reductions in certain general and administrative expenses which were completed in 2020 to support the cost savings initiative discussed above. In accordance with ASC 712-10, Compensation - Nonretirement Postemployment Benefits, the Company recorded $1.3 million in severance costs associated with these workforce reductions in the three-month fiscal period ended April 3, 2020, which were included in restructuring and severance costs on the Company's Condensed Consolidated Statements of Operations.

In addition to the severance associated with the cost savings initiative discussed above, the Company incurred $0.5 million in severance costs as it integrated the acquisition of Bal Seal in the three-month fiscal period ended April 3, 2020.

7. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	April 2, 2021	December 31, 2020
In thousands
Trade receivables	$22,353	$19,945
U.S. Government contracts:
Billed	18,106	18,854
Cost and accrued profit - not billed	905	1,080
Commercial and other government contracts
Billed	58,428	111,794
Cost and accrued profit - not billed	4,141	4,141
Less allowance for doubtful accounts	(1,605)	(2,008)
Accounts receivable, net	$102,328	$153,806

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

The following table summarizes the activity in the allowance for doubtful accounts in the three-month fiscal period ended April 2, 2021:

In thousands
Balance at December 31, 2020	$(2,008)
Provision	(173)
Amounts written off	301
Recoveries	273
Changes in foreign currency exchange rates	2
Balance at April 2, 2021	$(1,605)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 2, 2021 and April 3, 2020
(Unaudited)
7. ACCOUNTS RECEIVABLE, NET (CONTINUED)

COVID-19

The Company anticipates that the disruptions and delays resulting from the spread of COVID-19 and the measures instituted by the governments and businesses to mitigate its spread could impact the Company's liquidity in the next twelve months. The Company continues to closely monitor the collectability of its receivables from commercial aerospace customers as it recognizes there may be delays in payments due to the impacts of COVID-19 on its customers. As of the date of this filing, the Company does not believe there has been any material impact on the collectability of these receivables.
Accounts receivable, net includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	April 2, 2021	December 31, 2020
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$900	$900

8. CONTRACT ASSETS, CONTRACT COSTS AND CONTRACT LIABILITIES

Activity related to contract assets, contract costs and contract liabilities was as follows:

	April 2, 2021	December 31, 2020	$ Change	% Change
In thousands
Contract assets	$114,601	$108,645	$5,956	5.5%

Contract costs, current portion	$5,050	$3,511	$1,539	43.8%
Contract costs, noncurrent portion	$7,205	$8,311	$(1,106)	(13.3)%

Contract liabilities, current portion	$32,622	$39,073	$(6,451)	(16.5)%
Contract liabilities, noncurrent portion	$12,120	$11,019	$1,101	10.0%

Contract Assets

The increase in contract assets was primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the three-month fiscal period ended April 2, 2021. This increase was primarily related to work performed and not yet billed on the A-10 program and certain fuzing programs, partially offset by amounts billed on the JPF program with the USG. There were no significant impairment losses related to the Company's contract assets during the three-month fiscal periods ended April 2, 2021 and April 3, 2020.

Contract assets includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts were as follows:

	April 2, 2021	December 31, 2020
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$3,184	$3,178

Contract Costs

At April 2, 2021, costs to fulfill a contract and costs to obtain a contract were $10.3 million and $2.0 million, respectively. At December 31, 2020, costs to fulfill a contract and costs to obtain a contract were $9.3 million and $2.5 million, respectively. These amounts are included in contract costs, current portion and contract costs, noncurrent portion on the Company's Condensed Consolidated Balance Sheets at April 2, 2021 and December 31, 2020.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 2, 2021 and April 3, 2020
(Unaudited)
8. CONTRACT ASSETS, CONTRACT COSTS AND CONTRACT LIABILITIES (CONTINUED)

Contract Costs - continued

The increase in contract costs, current portion was primarily attributable to the addition of costs to fulfill the K-MAX® program and the reclassification of a portion of costs to fulfill the K-MAX® program and certain structures programs from contract costs, noncurrent portion, partially offset by the amortization of contract costs. For the three-month fiscal periods ended April 2, 2021 and April 3, 2020, amortization of contract costs was $1.9 million and $2.5 million, respectively.

The decrease in contract costs, noncurrent portion was primarily attributable to the the reclassification of a portion of costs to fulfill the K-MAX® program and certain structures programs to contract costs, current portion.

Contract Liabilities

The decrease in contract liabilities, current portion was primarily due to revenue recognized on a JPF direct commercial sales ("DCS") contract, K-MAX® spares and support and the SH-2G program for New Zealand, partially offset by advances received for K-MAX® spares and support and the SH-2G program for New Zealand. Revenue recognized related to contract liabilities, current portion was $9.4 million and $14.7 million in the three-month fiscal periods ended April 2, 2021 and April 3, 2020, respectively.

The increase in contract liabilities, noncurrent portion was due to advances received for a JPF DCS contract. For the three-month fiscal periods ended April 2, 2021 and April 3, 2020, the Company did not recognize revenue against contract liabilities, noncurrent portion.

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

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value:

	April 2, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
In thousands
Debt (1)	$189,657	$216,525	$188,919	$230,093
(1) These amounts are classified within Level 2.

The above fair values were computed based on quoted market prices and discounted future cash flows (observable inputs), as applicable. Differences from carrying values are attributable to interest rate changes subsequent to when the transactions occurred.

The fair values of cash and cash equivalents, accounts receivable, net and accounts payable - trade approximate their carrying amounts due to the short-term maturities of these instruments. The Company's cash and cash equivalents at April 2, 2021 and December 31, 2020 included $93.5 million and $51.5 million of Level 1 money market funds, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 2, 2021 and April 3, 2020
(Unaudited)
9. FAIR VALUE MEASUREMENTS (CONTINUED)

Recurring Fair Value Measurements

The Company holds derivative instruments for foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates and its counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy. At April 2, 2021 and December 31, 2020, the derivative instruments were included in other current assets and other current liabilities on the Company's Condensed Consolidated Balance Sheets. Based on the Company's continued ability to trade and enter into forward contracts and interest rate swaps, the Company considers the markets for its fair value instruments to be active.

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of April 2, 2021, such credit risks had not had an adverse impact on the fair value of these instruments.

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

Forward Exchange Contracts

The Company holds forward exchange contracts designed to hedge forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on the Company’s earnings and cash flows. Some of these contracts are designated as cash flow hedges. The Company will include in earnings amounts currently included in accumulated other comprehensive income upon recognition of cost of sales related to the underlying transaction. These contracts were not material to the Company's Condensed Consolidated Balance Sheets as of April 2, 2021 and December 31, 2020. The activity related to these contracts was not material to the Company's Condensed Consolidated Financial Statements for the three-month fiscal periods ended April 2, 2021 and April 3, 2020.

11. INVENTORIES

Inventories consisted of the following:

	April 2, 2021	December 31, 2020
In thousands
Raw materials	$19,363	$19,502
Contracts and other work in process (including certain general stock materials)	141,866	129,241
Finished goods	36,074	36,329
Inventories	$197,303	$185,072

Inventories include amounts associated with matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts were as follows:

	April 2, 2021	December 31, 2020
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$500	$500

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 2, 2021 and April 3, 2020
(Unaudited)
11. INVENTORIES (CONTINUED)

At April 2, 2021 and December 31, 2020, $61.4 million and $60.4 million, respectively, of K-MAX® inventory was included in contracts and other work in process inventory and finished goods on the Company's Condensed Consolidated Balance Sheets. Management believes that approximately $24.5 million of the K-MAX® inventory will be sold after April 2, 2022, based upon the anticipation of additional aircraft manufacturing and the requirements to support the fleet for the foreseeable future.

At April 2, 2021 and December 31, 2020, $6.1 million and $6.3 million, respectively, of SH-2G(I) inventory was included in contracts and other work in process inventory on the Company's Condensed Consolidated Balance Sheets. Management believes that approximately $5.1 million of the SH-2G(I) inventory will be sold after April 2, 2022. This balance represents spares requirements and inventory to be used on SH-2G programs.

12. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for continuing operations:

In thousands
Gross balance at December 31, 2020	$313,803
Accumulated impairment	(66,559)
Net balance at December 31, 2020	247,244
Additions	—
Impairments	—
Foreign currency translation	(3,556)
Ending balance at April 2, 2021	$243,688

Other Intangibles

Other intangible assets consisted of:

		At April 2,		At December 31,
		2021		2020
	Amortization Period	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
In thousands
Customer lists / relationships	6-38 years	$127,974	$(31,205)	$128,882	$(30,094)
Developed technologies	7-20 years	45,458	(10,581)	45,798	(9,665)
Trademarks / trade names	15-40 years	17,152	(2,242)	17,353	(2,149)
Non-compete agreements and other	1-15 years	4,681	(4,668)	5,290	(5,276)
Patents	17 years	523	(466)	523	(464)
Total		$195,788	$(49,162)	$197,846	$(47,648)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 2, 2021 and April 3, 2020
(Unaudited)
13. PENSION PLANS

Components of net pension cost for the Qualified Pension Plan and Supplemental Employees’ Retirement Plan ("SERP") were as follows:

	For the Three Months Ended
	Qualified Pension Plan		SERP
	April 2, 2021	April 3, 2020	April 2, 2021	April 3, 2020
In thousands
Service cost	$1,300	$1,309	$—	$—
Interest cost on projected benefit obligation	3,525	5,255	15	41
Expected return on plan assets	(11,275)	(10,796)	—	—
Amortization of net loss	1,075	1,201	17	236
Net pension (income) cost	$(5,375)	$(3,031)	$32	$277

The Company contributed $10.0 million to the qualified pension plan subsequent to the end of the first quarter, and $0.1 million to the SERP through the end of the first quarter of 2021. No further contributions are expected to be made to the qualified pension plan during 2021. The Company plans to contribute an additional $2.6 million to the SERP in 2021. For the 2020 plan year, the Company contributed $10.0 million to the qualified pension plan and $0.5 million to the SERP.

14. COMMITMENTS AND CONTINGENCIES

Pension Freeze

Effective December 31, 2015, the Company's qualified pension plan was frozen with respect to future benefit accruals. Under USG Cost Accounting Standard (“CAS”) 413, the Company must determine the USG’s share of any pension curtailment adjustment calculated in accordance with CAS. Such adjustments can result in an amount due to the USG for pension plans that are in a surplus position or an amount due to the contractor for plans that are in a deficit position. During the fourth quarter of 2016, the Company accrued a $0.3 million liability representing its estimate of the amount due to the USG based on the Company's pension curtailment adjustment calculation, which was submitted to the USG for review in December 2016. The Company maintained its accrual at $0.3 million as of April 2, 2021. There can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on the Company's results of operations, financial position and cash flows.

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

The Company's estimate of its portion of the cost to assess the environmental conditions and remediate this site is $2.3 million, all of which has been accrued. The remediation has been nearly completed and the Company continues to monitor the results of the remediation. The total amount paid to date in connection with these environmental remediation activities is $1.7 million. At April 2, 2021, the Company had $0.6 million accrued for these environmental remediation activities. A portion ($0.1 million) of the accrual related to this property is included in other current liabilities and the balance is included in other long-term liabilities. The remaining balance of the accrual reflects the total anticipated cost of completing these environmental remediation activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 2, 2021 and April 3, 2020
(Unaudited)
14. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Bloomfield Property

In connection with the Company’s 2008 purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation had leased from NAVAIR, the Company assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and is currently remediating the property under the guidance of the Connecticut Department of Environmental Protection. The assumed environmental liability of $10.3 million was determined by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. The total amount paid to date in connection with these environmental remediation activities is $14.5 million. At April 2, 2021, the Company had $2.4 million accrued for these environmental remediation activities. A portion ($0.6 million) of the accrual related to this property is included in other current liabilities, and the balance is included in other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

Offset Agreement

During January 2018, the Company entered into an offset agreement as a condition to obtaining orders from a foreign customer for the Company's JPF product. This agreement is designed to return economic value to the foreign country by requiring the Company to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. The offset agreement may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects and the purchase by third parties of supplies from in-country vendors. This agreement may also be satisfied through the Company's use of cash for activities, such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. At April 2, 2021, the offset agreement had an outstanding notional value of approximately $194.0 million, which is equal to sixty percent of the contract value of $324.0 million as defined by the agreement between the customer and the Company. The amount ultimately applied against the offset agreement is based on negotiations with the customer and may require cash outlays that represent only a fraction of the notional value in the offset agreement.

The Company continues to work with the customer to further define the requirements to satisfy the offset agreement. The satisfaction of the offset requirements will be determined by the customer and is expected to occur over a seven-year period. Deliveries under the contract are expected to be completed prior to satisfaction of the offset requirements. In the event the offset requirements of the contract are not met, the Company could be liable for potential penalties up to $16.5 million payable to the customer. The Company began recognizing revenue associated with this contract in the third quarter of 2019 and has considered the potential penalties of $16.5 million as a reduction to the transaction price in its determination of the value of the performance obligations within this contract. At April 2, 2021, $12.1 million in contract liabilities associated with the potential penalties of the offset requirements were included on the Company's Consolidated Balance Sheets. At the point the Company has an approved plan to satisfy the offset requirements, the Company will update the estimate of the contract transition price, including any potential penalties or contract costs associated with the plan to fulfill the offset requirements.

Guarantee

During 2020, the Company and the USG entered into a Guaranty Agreement, pursuant to which the Company agreed to guarantee the full, complete and satisfactory performance of its subsidiary, Kaman Precision Products, Inc. ("KPPI") under all current and future contracts with the USG. As of the date of this filing, the only contract in place between KPPI and the USG relates to the production and sale of the JPF. KPPI is currently fulfilling the requirements of Option 15 and has completed pricing negotiations on Option 16. The guarantee was provided in lieu of a periodic financial capability review by the Financial Capacity Team ("FCT") of the Defense Contract Management Agency ("DCMA"). The Company is unable to estimate the maximum potential amount of future payments under the guarantee as it is dependent on costs incurred by the USG in the event of default. Although the Company believes the risk of default is low given the maturity and operational performance of the JPF program, there can be no assurance that the guarantee will not have a material adverse effect on the Company's results of operations, financial position and cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 2, 2021 and April 3, 2020
(Unaudited)
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

	For the Three Months Ended
	April 2, 2021	April 3, 2020
In thousands, except per share amounts
Earnings (loss) from continuing operations	$7,984	$(407)
Total earnings from discontinued operations	—	692
Net earnings (loss)	$7,984	$285

Basic:
Weighted average number of shares outstanding	27,815	27,809

Earnings (loss) per share from continuing operations	$0.29	$(0.01)
Earnings per share from discontinued operations	0.00	0.02
Basic earnings (loss) per share	$0.29	$0.01

Diluted:
Weighted average number of shares outstanding	27,815	27,809
Weighted average shares issuable on exercise of dilutive stock options	52	82
Total	27,867	27,891

Earnings (loss) per share from continuing operations	$0.29	$(0.01)
Earnings per share from discontinued operations	0.00	0.02
Diluted earnings (loss) per share	$0.29	$0.01

Equity awards

For the three-month fiscal periods ended April 2, 2021 and April 3, 2020, respectively, 440,959 and 443,379 shares issuable under equity awards granted to employees were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the periods.

2024 Convertible Notes

For the three-month fiscal periods ended April 2, 2021 and April 3, 2020, shares issuable under the Convertible Notes due 2024 were excluded from the diluted earnings per share calculation because the conversion price was more than the average market price of the Company's stock during the periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 2, 2021 and April 3, 2020
(Unaudited)
16. SHARE-BASED ARRANGEMENTS

The Company accounts for stock options, restricted stock awards ("RSAs"), restricted stock units and performance stock units ("PSUs") as equity awards and measures the cost of all share-based payments, including stock options, at fair value on the grant date and recognizes this cost in the statement of operations. The Company also has an employee stock purchase plan which is accounted for as a liability award.

In 2021, the Company modified its long-term incentive program to increase the emphasis on equity. Beginning in the first quarter of 2021, the long-term incentive awards granted to the Company's Named Executive Officers ("NEOs") will consist of a combination of service-based RSAs and PSUs which are intended to be settled in shares, as opposed to cash-based awards that had been utilized in the past. These awards are expected to increase the alignment of interests between the Company's NEOs and shareholders and help build stock ownership for new executives, supporting both executive retention and the Company's long-term financial performance. RSAs will vest over a three-year period on each of the first three anniversaries of the date of grant. The number of PSUs that will vest will be determined based on total shareholder return ("TSR") and return on total invested capital ("ROIC") over a three-year performance period, each of which will remain equally weighted in determining payouts. The achievement level for both factors may range from zero to 200%.

Compensation expense for stock options, RSAs, restricted stock units and PSUs is recognized on a straight-line basis over the vesting period of the awards. Throughout the course of the vesting period, the Company monitors the achievement level for the ROIC metric of the PSUs compared to the ROIC target and adjusts the number of shares expected to be earned, and the related compensation expense recorded thereafter, to reflect the most probable outcome. Share-based compensation expense recorded for the three-month fiscal periods ended April 2, 2021 and April 3, 2020 was $1.7 million and $1.6 million, respectively. These amounts were included in selling, general and administrative expenses on the Company's Condensed Consolidated Statements of Operations.

Stock option activity was as follows:

	For the Three Months Ended
	April 2, 2021
	Options	Weighted - average exercise price
Options outstanding at beginning of period	772,625	$54.87
Granted	4,990	$55.85
Exercised	(11,095)	$38.74
Forfeited or expired	—	$—
Options outstanding at April 2, 2021	766,520	$55.11

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	For the Three Months Ended
	April 2, 2021	April 3, 2020
Expected option term (years)	4.9	4.9
Expected volatility	35.7%	20.2%
Risk-free interest rate	0.5%	1.4%
Expected dividend yield	1.6%	1.3%
Per share fair value of options granted	$14.89	$10.74

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 2, 2021 and April 3, 2020
(Unaudited)
16. SHARE-BASED ARRANGEMENTS (CONTINUED)

Restricted stock award and restricted stock unit activity were as follows:

	For the Three Months Ended
	April 2, 2021
	Restricted Stock	Weighted- average grant date fair value
Restricted Stock outstanding at beginning of period	109,514	$53.66
Granted	66,975	$55.88
Vested	(26,151)	$57.56
Forfeited or expired	—	$—
Restricted Stock outstanding at April 2, 2021	150,338	$53.97

Performance stock unit activity was as follows:

	For the Three Months Ended
	April 2, 2021
	Performance Stock	Weighted- average grant date fair value
Performance Stock outstanding at beginning of period	—	$—
Granted(1)	82,460	$70.17
Vested	—	$—
Forfeited or expired	—	$—
Performance Stock outstanding at April 2, 2021	82,460	$70.17
(1) The PSUs granted in the first quarter of 2021 assumed a 100% achievement level.

The fair value of the PSUs based on TSR was estimated on the date of grant using a Monte-Carlo simulation model. The following table indicates the weighted-average assumptions used in estimating fair value:

For the Three Months Ended
April 2, 2021
Expected term (years)	2.9
Expected volatility	41.3%
Risk-free interest rate	0.2%
Expected dividend yield	1.4%
Per share fair value of performance stock granted	$84.49

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 2, 2021 and April 3, 2020
(Unaudited)
17. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in shareholders’ equity for the three-month fiscal periods ended April 2, 2021, and April 3, 2020, were as follows:

	For the Three Months Ended
	April 2, 2021	April 3, 2020
In thousands
Beginning balance	$746,438	$823,202
Comprehensive income (loss)	24,339	(9,434)
Dividends declared (per share of common stock, $0.20 and $0.20, respectively)	(5,562)	(5,555)
Employee stock plans and related tax benefit	880	1,455
Purchase of treasury shares	(344)	(14,072)
Share-based compensation expense	1,743	1,633
Impact of change in tax accounting standard	(275)	—
Ending balance	$767,219	$797,229

The components of accumulated other comprehensive income (loss) are shown below:

	For the Three Months Ended
	April 2, 2021	April 3, 2020
In thousands
Foreign currency translation and other:
Beginning balance	$(717)	$(16,351)
Net loss on foreign currency translation	(7,322)	(10,826)
Reclassification to net income(1)	22,835	—
Other comprehensive income (loss), net of tax	15,513	(10,826)
Ending balance	$14,796	$(27,177)

Pension and other post-retirement benefits(2):
Beginning balance	$(130,104)	$(134,542)
Amortization of net loss, net of tax expense of $250 and $330, respectively	842	1,107
Other comprehensive income, net of tax	842	1,107
Ending balance	$(129,262)	$(133,435)

Total accumulated other comprehensive loss	$(114,466)	$(160,612)
(1) The foreign currency translation reclassified to net income relates to the sale of the Company's UK Composites business. This balance was included in the loss accrual recorded in impairment on assets held for sale on the Company's Consolidated Statement of Operations in the year ended December 31, 2020 (see Note 3, Disposals, for additional information).
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
(See Note 13, Pension Plans for additional information.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 2, 2021 and April 3, 2020
(Unaudited)
18. INCOME TAXES

	For the Three Months Ended
	April 2, 2021	April 3, 2020

Effective Income Tax Rate from continuing operations	2.5%	52.1%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings from continuing operations for the period. The decrease in the effective tax rate from continuing operations for the three-month fiscal period ended April 2, 2021, compared to the corresponding rate in the prior year was primarily caused by a discrete benefit received in the current period related to the sale of the Company's UK Composites business and the positive earnings in the current period versus a loss in the prior period.

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

The Company has assessed both positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize the $35.1 million of deferred tax assets recorded as of April 2, 2021. Through the end of the first quarter of 2021, the Company believes it is more likely than not that only $30.3 million of these deferred tax assets will be realized and, as such, has recorded a valuation allowance of $4.8 million. Going forward, management will continue to assess the available positive and negative evidence to determine whether it is likely sufficient future taxable income will be generated to permit the use of these deferred tax assets. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income are reduced or increased, or if additional weight is given to subjective evidence such as future expected growth because objective negative evidence in the form of cumulative losses is no longer present.

19. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of these financial statements. No material subsequent events were identified that require disclosure.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide readers of our condensed consolidated financial statements with the perspectives of management. It presents, in narrative and tabular form, information regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results, and is designed to enable the readers of this report to obtain an understanding of our businesses, strategies, current trends and future prospects. It should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 Form 10-K") and the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.

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

Executive Summary

In the first quarter, consolidated net sales from continuing operations decreased by 17.2% to $171.6 million, primarily due to a reduction in sales on our safe and arms device and commercial business and general aviation programs. Gross margin decreased in the quarter to 30.8% compared to 32.7% in the prior year period. This performance was driven in part by the mix of joint programmable fuze ("JPF") sales in the quarter and lower sales and associated gross profit on our commercial bearings products due to the impacts of COVID-19. Selling, general and administrative expenses ("S,G&A") decreased by 26.2%, driven by the absence of Bal Seal acquisition costs and lower employee-related costs as we realize the benefits of the workforce reductions implemented in the prior year. Operating income in the period benefited from the absence of costs associated with the acquired retention plans incurred in the prior year and lower costs related to the transition services agreement ("TSA"). Bal Seal was able to recover quickly from the interruption to its information technology systems, and, as such, there was no material impact to our first quarter results. GAAP diluted earnings per share of $0.29 in the first quarter was the result of the activity discussed above and higher pension-related income, partially offset by lower income from the TSA.

Other financial highlights

•Earnings from continuing operations was $8.0 million for the three-month fiscal period ended April 2, 2021, compared to a loss from continuing operations of $0.4 million in the comparable fiscal period in the prior year. This change was primarily driven by the absence of Bal Seal acquisition costs and costs associated with the acquired retention plans incurred in the prior year, partially offset by lower sales and gross profit.
•Cash used in operating activities of continuing operations during the three-month fiscal period ended April 2, 2021, was $2.4 million, a $53.0 million improvement to the comparable fiscal period in the prior year. This change was primarily due to the collection of payments on outstanding receivables, more specifically significant receivables under a JPF direct commercial sales ("DCS") contract, and the absence of a $10.0 million pension contribution in the current period, partially offset by approximately $25.1 million in nonrecurring payments to eligible participants of Bal Seal's employee retention plans.
•Total unfulfilled performance obligations ("backlog") decreased 10.9% to $562.4 million compared to total backlog at December 31, 2020, driven by deliveries of direct commercial JPF orders and bearings products, partially offset by new orders of our bearings products.

Recent events

•In April 2021, the K-MAX TITANTM , our new unmanned helicopter, successfully completed its first test flight.
•In April 2021, Ian K. Walsh, President and CEO, was appointed Chairman of the Board of Directors and Jennifer Pollino assumed the role of Lead Independent Director.
•In March 2021, we opened our first production cell for highly engineered products utilizing our proprietary Titanium Diffusion Hardening process.
•In March 2021, we were awarded a contract by Boeing to manufacture the refueling boom assembly for the MH-47 program. The program is expected to start in the second half of 2021.

•In February 2021, we completed the sale of our UK Composites business.
•In January 2021, we received a signed purchase agreement for a K-MAX® medium-to-heavy lift helicopter. Delivery of this aircraft was completed in March 2021.
•In January 2021, the Agencia Nacional de Aviação Civil ("ANAC") in Brazil issued the Type Certificate for the Kaman K-1200 K-MAX® helicopter. We have been marketing the K-MAX® helicopter to various Brazilian operators, power line, oil and gas firms, and engineering companies over the past two years, and this certification clears the path for K-MAX® operations in Brazil.

COVID-19 Discussion

The impact of the novel coronavirus (“COVID-19”) and the precautionary measures instituted by governments and businesses to mitigate the spread, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders, have contributed to a general slowdown in the global economy and significant volatility in financial markets, including a decrease in our stock price. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and across the geographies in which we operate and serve customers, and we are working to assess the extent to which it has impacted and will continue to impact our customers, suppliers and other business partners.
Impact on our Business

Kaman is operating as an essential business in the United States and in most of the markets in which it operates around the world. Despite efforts to mitigate the risks associated with COVID-19, we expect our operations to continue to be adversely impacted through at least the first half of 2021. Additionally, certain of our customers and suppliers have temporarily shut down operations; however, disruptions to our supply chain have been limited to date and we continue to meet the demands of our customers. While we did not incur significant disruptions related to the COVID-19 pandemic during the first quarter of 2021, we continued to see declines in our commercial aerospace products in the first quarter of 2021 as compared to the corresponding period in 2020 which was minimally impacted by COVID-19. As the pandemic continues, we anticipate further challenges in our commercial aerospace programs through the first half of 2021; however, we expect a meaningful ramp in sales for these products in the second half of the year due to the increase in air traffic and vaccination rates in the United States. We saw recoveries in our medical and industrial end markets during the first quarter and expect improved performance through the remainder of 2021. Our defense and safe and arm device end markets have not been impacted by COVID-19 and we do not expect future declines due to COVID-19 on the results of these end markets. The extent to which COVID-19 may adversely impact the Company depends on future developments, which are highly uncertain and unpredictable at this time.
Steps to Protect our Workforce
The health and safety of our employees, their families and communities, and our customers are our highest priorities. To maintain employee productivity and minimize the risk of exposure while working, we continue to adhere to the policies and procedures implemented in the prior year to allow our employees to work with confidence knowing that their health and safety is a key priority. All employees who are able to work from home have been encouraged to do so for the foreseeable future to limit contact points and reduce the risk of exposure. For those on-site, we continue to operate in segregated workspaces to maintain physical distancing within our facilities, better trace employee contacts, and limit risk of exposure while in the facility. We have also restricted free flow of employees throughout the factories and prevented non-essential employees and business associates from entering these facilities. In addition, we continue to require daily temperature checks and face masks for all persons entering our facilities. Resources are available to our employees via the Company's benefits website, which include the latest news on COVID-19, steps to prevent illness and resources for mental health.
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
Refer to the Liquidity and Capital Resources section of Management's Discussion and Analysis for information on the impact of COVID-19 on the liquidity of the Company.

RESULTS OF OPERATIONS

Net Sales from Continuing Operations

	For the Three Months Ended
	April 2, 2021	April 3, 2020
	(in thousands)
Organic sales	$169,912	$198,836
Sales of disposed businesses that did not qualify for discontinued operations	1,704	8,486
Net sales	$171,616	$207,322
$ change	(35,706)	40,888
% change	(17.2)%	24.6%

Net sales decreased for the three-month fiscal period ended April 2, 2021, as compared to the corresponding period in 2020, due to a 14.5% decrease in organic sales and $6.8 million in lower sales due to the sale of our UK Composites business. The decrease in organic sales was primarily driven by $16.4 million in lower sales under our safe and arm devices programs, a $12.5 million decrease in sales on our commercial business and general aviation programs and a $1.2 million decrease in sales on our defense programs, excluding safe and arm devices. These decreases were partially offset by a $1.5 million increase in sales in industrial and other commercial programs. Sales under our medical programs remained relatively flat when compared to the corresponding period in 2020. Foreign currency exchange rates relative to the U.S. dollar had a favorable impact of $1.7 million on net sales for the three-month fiscal period ended April 2, 2021.

The decrease in sales on our safe and arm device programs was attributable to lower direct commercial sales of our JPF to foreign militaries, partially offset by higher sales under our JPF program with the USG and an increase in sales on our ATACMS fuzing contract.

The decrease in sales under our commercial business and general aviation programs was primarily attributable to lower sales volume of our commercial bearings products, driven by lower sales to Boeing and Airbus due to the impacts of COVID-19, and a decrease in sales under certain structures programs. These decreases, totaling $19.1 million, were partially offset by a K-MAX® aircraft delivery in the current period.

The decrease in sales under our defense programs, excluding safe and arm devices was primarily due to lower sales under the AH-1Z program, the Sikorsky BLACK HAWK helicopter program and a certain structures program. These decreases, totaling $4.8 million, were partially offset by higher sales on the A-10 program.

The increase in sales under our industrial and other commercial programs was primarily attributable to $1.3 million in higher sales volume of our bearings products.

Gross Profit from Continuing Operations

	For the Three Months Ended
	April 2, 2021	April 3, 2020
	(in thousands)
Gross profit	$52,905	$67,702
$ change	(14,797)	13,181
% change	(21.9)%	24.2%
% of net sales	30.8%	32.7%

Gross profit decreased for the three-month fiscal period ended April 2, 2021, as compared to the corresponding period in 2020. This decrease was primarily attributable to lower direct commercial sales of our JPF to foreign militaries and lower sales and associated gross profit on our commercial bearings products. These decreases, totaling $17.4 million, were partially offset by higher sales and associated gross profit under our JPF program with the USG.

Selling, General & Administrative Expenses (S,G&A) from Continuing Operations

	For the Three Months Ended
	April 2, 2021	April 3, 2020
	(in thousands)
S,G&A	$44,991	$60,989
$ change	(15,998)	19,038
% change	(26.2)%	45.4%
% of net sales	26.2%	29.4%

S,G&A decreased for the three-month fiscal period ended April 2, 2021, when compared to the corresponding period in 2020. This was primarily attributable to the absence of $8.5 million in Bal Seal acquisition costs and $1.8 million in third party costs associated with our efforts to reduce general and administrative expenses in the prior year, lower employee-related costs due to the cost reductions efforts implemented in the prior year, and a decrease in travel expenses and trade show costs due to restrictions imposed to limit the spread of COVID-19.

Costs from Transition Service Agreement

	For the Three Months Ended
	April 2, 2021	April 3, 2020
	(in thousands)
Costs from transition services agreement	$705	$4,140

Upon closing the sale of our former Distribution business, the Company entered into a TSA with the buyer, pursuant to which the Company agreed to support the information technology, human resources and benefits, tax and treasury functions of the Distribution business for six to twelve months. The buyer exercised the option to extend the support period for up to a maximum of an additional year for certain information technology services. The buyer has the right to terminate individual services at any point over the renewal term and began to terminate certain services in 2020. Substantially all services were completed as of the end of the first quarter of 2021; however, the TSA is expected to be fully completed by the third quarter of 2021. We incurred $0.7 million and $4.1 million in costs associated with the TSA in the three-month fiscal periods ended April 2, 2021 and April 3, 2020, respectively. These costs were partially offset by $0.5 million and $3.0 million in income earned from the TSA in the three-month fiscal periods ended April 2, 2021 and April 3, 2020, respectively, included in income from transition services agreement, which is below operating income on the Company's Condensed Consolidated Statement of Operations.

Cost of Acquired Retention Plans

	For the Three Months Ended
	April 2, 2021	April 3, 2020
	(in thousands)
Costs of acquired retention plans	$—	$5,703

Bal Seal's previous owner implemented employee retention plans prior to our acquisition in the first quarter of 2020. Upon closing, we funded $24.7 million of the purchase price into escrow accounts associated with these employee retention plans. As of the date of acquisition, Bal Seal had $1.9 million in costs accrued for these employee retention plans, and the remaining $22.8 million in compensation expense associated with these retention plans was incurred ratably throughout the year ended December 31, 2020. This amount and related interest was included in restricted cash on the Company's Consolidated Balance Sheets as of December 31, 2020. Eligible participants received an allocation of the escrow balance one year following the acquisition date, which is reflected in the Company's cash flows from operating activities for the three-month fiscal period ended April 2, 2021.

Restructuring and Severance Costs

	For the Three Months Ended
	April 2, 2021	April 3, 2020
	(in thousands)
Restructuring and severance costs	$1,352	$1,795

The Company continues to evaluate its costs with the objective of a lean organizational structure that provides a scalable infrastructure which facilitates future growth opportunities. In the three-month fiscal period ended April 2, 2021, the Company incurred $1.4 million in severance costs associated with these cost reduction efforts. These actions are expected to contribute total annualized cost savings of approximately $3.7 million, which were factored in the Company's 2021 outlook.

Following the sale of our former distribution business, we announced that we would undertake a comprehensive review of our general and administrative functions in order to improve operational efficiency and to align our costs with our revenues. We identified information technology functions to be outsourced, workforce reductions and other reductions in certain general and administrative expenses which were completed in 2020 to support the cost savings initiative. These actions resulted in $1.3 million in severance costs in the three-month fiscal period ended April 3, 2020. Actions taken since the announcement of the cost savings initiative through 2020 are expected to contribute total annualized cost savings of approximately $18.2 million.

In addition to the severance costs associated with the cost savings initiative discussed above, we incurred $0.5 million in severance costs as we integrated the acquisition of Bal Seal in the year ended December 31, 2020.

Loss (Gain) on Sale of Business

	For the Three Months Ended
	April 2, 2021	April 3, 2020
	(in thousands)
Loss (gain) on sale of business	$234	$(493)

In 2020, we received approval from our Board of Directors to sell our UK Composites business. In the fourth quarter of 2020, we accrued a loss of $36.3 million on the anticipated sale. In the first quarter of 2021, we closed on a transaction to sell the UK Composites business. We recorded an additional loss of $0.2 million in the three-month fiscal period ended April 2, 2021 associated with the sale.

During 2018, we sold our UK Tooling business to better position the Company for increased profitability. In 2019, we incurred a loss of $3.7 million associated with the write-off of note receivables recorded for the remaining amounts to be collected on the sale of the UK Tooling business as this balance was deemed not likely to be collected. In the three-month fiscal period ended April 3, 2020, we collected $0.5 million of the note receivables written off in 2019.

Operating Income (Loss)

	For the Three Months Ended
	April 2, 2021	April 3, 2020
	(in thousands)
Operating income (loss)	$5,613	$(4,422)
$ change	10,035	(16,791)
% change	226.9%	(135.8)%
% of net sales	3.3%	(2.1)%

The Company had operating income of $5.6 million for the three-month fiscal period ended April 2, 2021, compared to an operating loss of $4.4 million in the comparable period in 2020. The change in operating income was primarily driven by lower costs related to the TSA, the absence of Bal Seal acquisition costs and the costs associated with the acquired retention plans incurred in the prior year and lower employee-related costs due to the cost reduction efforts implemented in the prior year. These changes were partially offset by lower sales and gross profit, as discussed above.

Interest Expense, Net

	For the Three Months Ended
	April 2, 2021	April 3, 2020
	(in thousands)
Interest expense, net	$4,251	$3,247

Interest expense, net, generally consists of interest charged on our Credit Agreement, which includes a revolving credit facility, our convertible notes and the amortization of debt issuance costs, offset by interest income. Interest expense, net increased for the three-month fiscal period ended April 2, 2021. This increase was primarily attributable to an increase in interest expense associated with our deferred compensation plan and lower interest income, partially offset by lower average borrowings.

Effective Income Tax Rate from Continuing Operations

	For the Three Months Ended
	April 2, 2021	April 3, 2020

Effective income tax rate from continuing operations	2.5%	52.1%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings from continuing operations for the period. The decrease in the effective tax rate from continuing operations for the three-month fiscal period ended April 2, 2021, compared to the corresponding rate in the prior year was primarily caused by a discrete benefit received in the current period related to the sale of our UK Composites business and the positive earnings in the current period versus a loss in the prior period. See Note 18, Income Taxes, for further information on the Company's valuation allowance for deferred tax assets.

Backlog

	April 2, 2021	December 31, 2020
	(in thousands)
Backlog	$562,407	$631,236

Backlog decreased during the first three months of 2021. The decrease was primarily attributable to revenue recognized for deliveries of direct commercial JPF orders, bearings and medical products and work performed on our structures and legacy fuzing programs. These decreases were partially offset by orders of our bearings and medical products.

Major Programs/Product Lines

Below is a discussion of significant changes in our major programs during the first three months of 2021. See our 2020 Form 10-K for a complete discussion of our major programs.

FMU-152 A/B – JPF

We manufacture the JPF, an electro-mechanical bomb safe and arming device, which allows the settings of a weapon to be programmed in flight. Sales of these fuzes can be direct to the USAF, Foreign Military Sales ("FMS") through the USG and DCS to foreign militaries that, although not funded by the USG, require regulatory approvals from the USG.

A total of 8,090 fuzes were delivered to our customers during the first quarter of 2021. We expect to deliver 30,000 to 35,000 fuzes in 2021.

Total JPF backlog at April 2, 2021 was $184.5 million, all of which has received required export approvals, licenses or authorizations from the USG allowing for the sale of these products outside of the United States. The receipt of future export approvals, licenses, or authorizations are subject to political and geopolitical conditions which could impact the timing and/or our ability to sell these products outside of the United States. Given the change in Administration, there can be no assurance that backlog with appropriate approvals will be recognized due to potential future policies to cease shipments to certain countries. As the Administration has indicated its desire to review the sale of defense products to two Middle Eastern countries, this has led to uncertainty on the timing of delivery of fuzes for one of our key customers. The outcome of the review remains uncertain; therefore, we elected to exclude the previously anticipated order from our outlook for 2021. Total JPF backlog at December 31, 2020 was $214.7 million.

JPF - USG

Revenue for JPF USG programs is recognized over time when costs are incurred as work progresses on the program. The Company currently provides the FMU-152 A/B to the USAF, but the U.S. Navy currently utilizes a different fuze - the FMU-139. In 2015, NAVAIR solicited proposals for a firm fixed price production contract to implement improvements to the performance characteristics of the FMU-139 (such improved fuze having been designated the FMU-139 D/B), and, the USAF had stated that, if and when a contract is awarded and production begins, the funds associated with the FMU-152 A/B will be redirected to the FMU-139 D/B. During the third quarter of 2015, the U.S. Navy announced that a competitor was awarded the contract for the FMU-139 D/B. In the event the FMU-139 D/B program proceeds as planned and the USAF redirects the funds associated with the FMU-152 A/B to the FMU-139 D/B, our business, financial condition, results of operations and cash flows may be materially adversely impacted. During the third quarter of 2019, our competitor announced that it received its first production order from the U.S. Navy to manufacture the FMU-139 D/B. Due to the complexity of this program and the pending status of the USAF's final decision to redirect funds to the FMU-139 D/B, the timing and magnitude of the impact on the Company's financial statements are not certain; however, the Company continues to see demand for the FMU-152 A/B. During the third quarter of 2020, we completed our pricing negotiations for Options 15 and 16 with the USG and we received an order under Option 15 with an expected value of approximately $57.3 million for the procurement of fuzes for 25 foreign militaries. In the first quarter of 2021, we began to satisfy the requirements under Option 15. We expect future orders under Option 16 to extend FMU-152 A/B deliveries into 2023.

LIQUIDITY AND CAPITAL RESOURCES

Discussion and Analysis of Cash Flows

We assess liquidity in terms of our ability to generate cash to fund working capital requirements and investing and financing activities. Significant factors affecting liquidity include: cash flows generated from or used by operating activities, capital expenditures, investments in our business and programs, acquisitions, divestitures, dividends, availability of future credit, share repurchase programs, adequacy of available bank lines of credit, and factors that might otherwise affect the company's business and operations generally, as described under the heading “Risk Factors” and “Forward-Looking Statements” in Item 1A of Part I of our 2020 Form 10-K.

COVID-19

We anticipate that the disruptions and delays resulting from the spread of COVID-19 and the measures instituted by governments and businesses to mitigate its spread could impact our liquidity in the next twelve months. At April 2, 2021, the Company had $120.7 million of cash on our Condensed Consolidated Balance Sheet. We are closely managing our daily cash flows to optimize our liquidity position. We also continue to closely monitor the collectability of our receivables from commercial aerospace customers as we recognize there may be delays in payments due to the impacts of COVID-19 on our customers. As of the date of this filing, we do not believe there has been any material impact on the collectability of these receivables. In addition to the daily reviews of collections and payables, management meets with our business units on a regular basis to review liquidity.
As of the date of this filing, we believe the Company has adequate liquidity due to the cash we have on hand, the bank financing we have available to us and the other actions we have taken to enhance financial flexibility and reduce the potential impact of the pandemic on the Company.

A summary of our consolidated cash flows from continuing operations is as follows:

	For the Three Months Ended
	April 2, 2021	April 3, 2020	2021 vs. 2020
	(in thousands)
Total cash provided by (used in):
Operating activities	$(2,415)	$(55,442)	$53,027
Investing activities	(8,100)	(303,780)	295,680
Financing activities	(4,684)	182,878	(187,562)

Free Cash Flow (a)
Net cash used in operating activities	$(2,415)	$(55,442)	$53,027
Expenditures for property, plant and equipment	(4,678)	(5,559)	881
Free cash flow	$(7,093)	$(61,001)	$53,908
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

Net cash used in operating activities was $2.4 million for the three-month fiscal period ended April 2, 2021, a $53.0 million improvement to cash used in the comparable period in 2020. This change was largely driven by the collection of payments on outstanding receivables, more specifically the receipt of approximately $53.0 million in payments on JPF DCS receivables, the absence of a $10.0 million pension contribution and lower material receipts on the K-MAX® program in the current period. These changes were partially offset by approximately $25.1 million in nonrecurring payments to eligible participants of Bal Seal's employee retention plans implemented prior to our acquisition in 2020.

Net cash used in investing activities was $8.1 million for the three-month fiscal period ended April 2, 2021, $295.7 million less than cash used in the comparable period in 2020. This change was primarily attributable to cash used to acquire Bal Seal in the prior year.

Net cash used in financing activities was $4.7 million for the three-month fiscal period ended April 2, 2021, compared to net cash provided by financing activities of $182.9 million in the comparable period in 2020. This change was primarily due to higher net borrowings under our revolving credit facility in the prior year in preparation for the potential impact of the COVID-19 pandemic, partially offset by lower purchases of treasury shares in the current period.

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

Financing Arrangements

We continue to rely upon bank financing as an important source of liquidity for our business activities, including acquisitions. We believe this, when combined with cash generated from operating activities, will be sufficient to support our anticipated future cash requirements; however, we may decide to borrow additional funds or raise additional equity capital to support other business activities, including potential future acquisitions. We regularly monitor credit market conditions to identify potential issues that may adversely affect, or provide opportunities for, the securing and/or advantageous pricing of additional financing, if any, that may be necessary to continue with our growth strategy and finance working capital requirements. Refer to Note 14, Debt, in the Notes to the Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of the 2020 Form 10-K for further information on our Financing Arrangements.

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

We incurred $7.4 million of debt issuance costs in connection with the sale of the 2024 Notes, which was allocated between the debt and equity components of the instrument. Of the total amount, $0.7 million was recorded as an offset to additional paid-in capital. The balance, $6.7 million, was recorded as a contra-debt balance and is being amortized over the term of the 2024 Notes. Total amortization expense for three-month fiscal periods ended April 2, 2021 and April 3, 2020 was $0.2 million in both periods.

Credit Agreement

On December 13, 2019, the Company closed an amended and restated $800.0 million Credit Agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as Administrative Agent and as Collateral Agent. The Credit Agreement matures on December 13, 2024 and consists of revolving commitments of $800.0 million. Capitalized terms used but not defined within this discussion of the Credit Agreement have the meanings ascribed thereto in the Credit Agreement, which with amendments is included as Exhibit 10.39 to our 2020 Form 10-K.

We incurred $3.6 million of debt issuance costs in connection with the amendment and restatement of the Credit Agreement. Total amortization expense for three-month fiscal periods ended April 2, 2021 and April 3, 2020 was $0.2 million in both periods.

Interest rates on amounts outstanding under the Credit Agreement are variable based on LIBOR. The LIBOR benchmark has been the subject of national, international, and other regulatory guidance and proposals for reform. In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit rates for calculation of LIBOR after 2021. In November 2020, the ICE Benchmark Association announced its intention to delay the timeline for the retirement of LIBOR until mid-2023. These reforms may cause LIBOR to perform differently than in the past, and LIBOR may ultimately cease to exist after 2021. Alternative benchmark rate(s) may replace LIBOR and could affect the Company's debt securities, derivative instruments, receivables, debt payments and receipts. At this time, it is not possible to predict the effect of any changes to LIBOR, any phase out of LIBOR or any establishment of alternative benchmark rates. Any new benchmark rate will likely not replicate LIBOR exactly, which could impact our contracts that terminate after 2023. There is uncertainty about how applicable law, the courts or the Company will address the replacement of LIBOR with alternative rates on variable rate retail loan contracts and other contracts that do not include alternative rate fallback provisions. In addition, any changes to benchmark rates may have an uncertain impact on our cost of funds and our access to the capital markets, which could impact our liquidity, financial position or results of operations.

No amounts were outstanding under the revolving credit facility in the first quarter of 2021; therefore, the interest rate for the period was 0%. We are required to pay a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.150% to 0.250% per annum, based on the Senior Secured Net Leverage Ratio. Fees for outstanding letters of credit range from 1.125% to 1.625%, based on the Senior Secured Net Leverage Ratio. There were no bank borrowings during the three-month period ended April 2, 2021, compared to total average bank borrowings of $111.9 million for the year ended December 31, 2020.

The following table shows the amounts available for borrowing under the Company's revolving credit facility:

	April 2, 2021	December 31, 2020
In thousands
Total facility	$800,000	$800,000
Amounts outstanding, excluding letters of credit	—	—
Amounts available for borrowing, excluding letters of credit	800,000	800,000
Letters of credit under the credit facility(1)(2)	152,475	165,373
Amounts available for borrowing	$647,525	$634,627

Amounts available for borrowing subject to EBITDA, as defined by the Credit Agreement(3)	$346,880	$363,997
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

We contributed $10.0 million to the qualified pension plan subsequent to the end of the first quarter and $0.1 million to the SERP through the end of the first quarter of 2021. No further contributions are expected to be made to the qualified pension plan during 2021. We plan to contribute an additional $2.6 million to the SERP in 2021. For the 2020 plan year, we contributed $10.0 million to the qualified pension plan and $0.5 million to the SERP.

Effective December 31, 2015, our qualified pension plan was frozen with respect to future benefit accruals. Under USG Cost Accounting Standard (“CAS”) 413, we must calculate the USG’s share of any pension curtailment adjustment calculated resulting from the freeze. Such adjustments can result in an amount due to the USG for pension plans that are in a surplus position or an amount due to the contractor for plans that are in a deficit position. During the fourth quarter of 2016, we accrued a $0.3 million liability representing our estimate of the amount due to the USG based on our pension curtailment calculation, which was submitted to the USG for review in December 2016. We have maintained our accrual at $0.3 million as of April 2, 2021. There can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on our results of operations, financial position and cash flows.

Share-based Arrangements

In 2021, the Company modified its long-term incentive program to increase the emphasis on equity. Beginning in the first quarter of 2021, the long-term incentive awards granted to the Company's Named Executive Officers ("NEOs") will consist of a combination of service-based RSAs and PSUs which are intended to be settled in shares, as opposed to cash-based awards that had been utilized in the past. These awards are expected to increase the alignment of interests between the Company's NEOs and shareholders and help build stock ownership for new executives, supporting both executive retention and the Company's long-term financial performance. RSAs will vest over a three-year period on each of the first three anniversaries of the date of grant. The number of PSUs that will vest will be determined based on total shareholder return ("TSR") and return on total invested capital ("ROIC") over a three-year performance period, each of which will remain equally weighted in determining payouts. The achievement level for both factors may range from zero to 200%. As of April 2, 2021, future compensation costs related to non-vested stock options, restricted stock grants and performance stock grants is $12.9 million. The Company anticipates that this cost will be recognized over a weighted-average period of 2.7 years.

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

Organic Sales

Organic Sales is defined as "Net Sales" less sales derived from acquisitions completed or businesses disposed of that did not qualify for accounting as a discontinued operation during the previous twelve months. We believe that this measure provides management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, which can obscure underlying trends. We also believe that presenting Organic Sales separately provides management and investors with useful information about the trends impacting our operations and enables a more direct comparison to other businesses and companies in similar industries. Management recognizes that the term "Organic Sales" may be interpreted differently by other companies and under different circumstances.

Organic Sales from continuing operations (in thousands)
	For the Three Months Ended
	April 2, 2021	April 3, 2020
Net sales	$171,616	$207,322
Acquisition sales	—	—
Sales of disposed businesses that did not qualify for discontinued operations	1,704	8,486
Organic Sales	$169,912	$198,836

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes outside the ordinary course of business in our contractual obligations or off-balance sheet arrangements during the first three months of 2021. See our 2020 Form 10-K for a discussion of our contractual obligations and off-balance sheet arrangements.

CRITICAL ACCOUNTING ESTIMATES

Preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements in the Company’s 2020 Form 10-K describe the critical accounting estimates and significant accounting policies used in preparing the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates.

RECENT ACCOUNTING STANDARDS

Information regarding recent changes in accounting standards is included in Note 2, Recent Accounting Standards, of the Notes to Condensed Consolidated Financial Statements in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the Company’s exposure to market risk during the first three months of 2021. See the Company’s 2020 Form 10-K for a discussion of the Company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended, as of April 2, 2021. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of April 2, 2021, our disclosure controls and procedures were effective.

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

While it is not possible to predict the outcome of these matters with certainty, based upon available information, management believes that all settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in legal proceedings and that can be reasonably estimated are accrued for at April 2, 2021. Despite this analysis, there can be no assurance that the final outcome of these matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

As of April 2, 2021, neither the Company nor any of its subsidiaries was a party, nor was any of its or their property subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company and its subsidiaries. Additional information relating to certain of these matters is set forth in Note 14, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements.

Environmental Matters

The Company and its subsidiaries are subject to numerous U.S. federal, state and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities (including past activities of companies we have acquired). From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which may include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. While it is not possible to predict the outcome of these proceedings, in the opinion of management, any payments we may be required to make as a result of all such claims in existence at April 2, 2021, will not have a material adverse effect on our business, financial condition and results of operations or cash flows.

Item 1A. Risk Factors

Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition and cash flows as set forth under Item 1A. “Risk Factors” in our 2020 Form 10-K. We do not believe there have been any material changes to the risk factors previously disclosed in our 2020 Form 10-K, but we may disclose changes to such factors or disclose additional factors from time to time in future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, results of operations, financial position and cash flows.

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
Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and other factors that may cause the Company's actual results and financial condition to differ materially from those expressed or implied in the forward-looking statements. Such risks, uncertainties and other factors include, among others: (i) risks related to Kaman's performance of its obligations under the transition services agreement entered into in connection with the sale of our former Distribution business and UK Composites business and disruption of management time from ongoing business operations relating thereto; (ii) changes in domestic and foreign economic and competitive conditions in markets served by the Company, particularly the defense, commercial aviation and industrial production markets; (iii) changes in government and customer priorities and requirements (including cost-cutting initiatives, government and customer shut-downs, the potential deferral of awards, terminations or reductions of expenditures to respond to the priorities of Congress and the Administration, or budgetary cuts resulting from Congressional actions, including the elimination of Overseas Contingency Operations funding, or automatic sequestration); (iv) the global economic impact of the COVID-19 pandemic; (v) changes in geopolitical conditions in countries where the Company does or intends to do business; (vi) the successful conclusion of competitions for government programs (including new, follow-on and successor programs) and thereafter successful contract negotiations with government authorities (both foreign and domestic) for the terms and conditions of the programs; (vii) the timely receipt of any necessary export approvals and/or other licenses or authorizations from the USG; (viii) timely satisfaction or fulfillment of material contractual conditions precedents in customer purchase orders, contracts, or similar arrangements; (ix) the existence of standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; (x) the successful resolution of government inquiries or investigations relating to our businesses and programs; (xi) risks and uncertainties associated with the successful implementation and ramp up of significant new programs, including the ability to manufacture the products to the detailed specifications required and recover start-up costs and other investments in the programs; (xii) potential difficulties associated with variable acceptance test results, given sensitive production materials and extreme test parameters; (xiii) the receipt and successful execution of production orders under the Company's existing USG JPF contract, including the exercise of all contract options and receipt of orders from allied militaries, but excluding any next generation programmable fuze programs, as all have been assumed in connection with goodwill impairment evaluations; (xiv) the continued support of the existing K-MAX® helicopter fleet, including sale of existing K-MAX® spare parts inventory and the receipt of orders for new aircraft sufficient to recover our investments in the K-MAX® production line; (xv) the accuracy of current cost estimates associated with environmental remediation activities; (xvi) the profitable integration of acquired businesses into the Company's operations; (xvii) the ability to recover from cyber-based or other security attacks, information technology failures or other disruptions, including the December 2020 Bal Seal incident; (xviii) changes in supplier sales or vendor incentive policies; (xix) the ability of our suppliers to satisfy their performance obligations; (xx) the effects of price increases or decreases; (xxi) the effects of pension regulations, pension plan assumptions, pension plan asset performance, future contributions and the pension freeze, including the ultimate determination of the USG's share of any pension curtailment adjustment calculated in accordance with CAS 413; (xxii) future levels of indebtedness and capital expenditures; (xxiii) the continued availability of raw materials and other commodities in adequate supplies and the effect of increased costs for such items; (xxiv) the effects of currency exchange rates and foreign competition on future operations; (xxv) changes in laws and regulations, taxes, interest rates, inflation rates and general business conditions; (xxvi) future repurchases and/or issuances of common stock; (xxvii) the occurrence of unanticipated restructuring costs or the failure to realize anticipated savings or benefits from past or future expense reduction actions; (xxviii) the ability to recruit and retain skilled employees; and (xxix) other risks and uncertainties set forth herein and in our 2020 Form 10-K.

Any forward-looking information provided in this report should be considered with these factors in mind. We assume no obligation to update any forward-looking statements contained in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of common stock by the Company during the three-month fiscal period ended April 2, 2021:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan (in thousands)
January 1, 2021 - January 29, 2021	—	$—	—	$2,168
January 30, 2021 - February 26, 2021	—	$—	—	$2,168
February 27, 2021 - April 2, 2021	6,792	$50.72	—	$2,168
Total	6,792		—

(a) During the first quarter of 2021 the Company purchased 6,792 shares in connection with employee tax withholding obligations as permitted by our equity compensation plans, which are SEC Rule 16b-3 qualified compensation plans. These were not purchases under our publicly announced program.

(b) On April 29, 2015, the Company announced that its Board of Directors approved a $100.0 million share repurchase program. For additional information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Other Sources/Uses of Capital" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 6.     Index To Exhibits

10.1
Form of Restricted Share Agreement under the Kaman Corporation Amended and Restated 2013 Management Incentive Plan, for awards granted on or after February 22, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 26, 2021, File No. 001-35419).*
Previously Filed
10.2
Form of Performance Stock Unit Award Agreement under the Kaman Corporation Amended and Restated 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 26, 2021, File No. 001-35419).*
Previously Filed
10.3
Amendment No. 4 to the Executive Employment Agreement between the Company and Neal J. Keating (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 16, 2021, File No. 001-35419).*
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

* Management contract or compensatory plan.

SIGNATURES

Kaman Corporation and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAMAN CORPORATION
Registrant
Date:	May 4, 2021		/s/ Ian K. Walsh
		By:	Ian K. Walsh
Chairman, President and
Chief Executive Officer

Date:	May 4, 2021		/s/ Robert D. Starr
		By:	Robert D. Starr
Executive Vice President and
Chief Financial Officer