Form 10-Q
period 2021-07-02
KAMAN Corp
filed 2021-08-05
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	July 2, 2021
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ______

Commission File Number:	001-35419

KAMAN CORPORATION
(Exact name of registrant as specified in its charter)

Connecticut	06-0613548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1332 Blue Hills Avenue,	Bloomfield,	Connecticut	06002
(Address of principal executive offices)			(Zip Code)

(860)	243-7100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock ($1 par value)	KAMN	New York Stock Exchange LLC

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

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

At July 30, 2021, there were	27,836,726	shares of Common Stock outstanding.

PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts) (Unaudited)

	July 2, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$98,362	$104,377
Restricted cash	—	25,121
Accounts receivable, net	99,361	153,806
Contract assets	114,552	108,645
Contract costs, current portion	3,841	3,511
Inventories	196,133	185,072
Income tax refunds receivable	3,783	5,269
Other current assets	13,194	12,173
Total current assets	529,226	597,974
Property, plant and equipment, net of accumulated depreciation of $240,970 and $228,984, respectively	204,659	210,852
Operating right-of-use assets, net	12,075	12,880
Goodwill	244,480	247,244
Other intangible assets, net	144,204	150,198
Deferred income taxes	36,144	39,809
Contract costs, noncurrent portion	8,332	8,311
Other assets	37,545	39,125
Total assets	$1,216,665	$1,306,393
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable – trade	$36,543	$60,200
Accrued salaries and wages	37,782	70,552
Contract liabilities, current portion	17,268	39,073
Operating lease liabilities, current portion	4,005	4,305
Income taxes payable	1,555	19
Liabilities held for sale, current portion	—	18,086
Other current liabilities	35,183	36,177
Total current liabilities	132,336	228,412
Long-term debt, excluding current portion, net of debt issuance costs	187,358	185,401
Deferred income taxes	7,293	7,381
Underfunded pension	44,754	69,610
Contract liabilities, noncurrent portion	14,324	11,019
Operating lease liabilities, noncurrent portion	8,681	9,325
Liabilities held for sale, noncurrent portion	—	1,171
Other long-term liabilities	42,707	47,636
Commitments and contingencies (Note 14)
Shareholders' equity:
Preferred stock, $1 par value, 200,000 shares authorized; none outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; voting; 30,400,125 and 30,278,668 shares issued, respectively	30,400	30,279
Additional paid-in capital	244,546	238,829
Retained earnings	737,203	728,764
Accumulated other comprehensive income (loss)	(111,848)	(130,821)
Less 2,567,430 and 2,555,785 shares of common stock, respectively, held in treasury, at cost	(121,089)	(120,613)
Total shareholders’ equity	779,212	746,438
Total liabilities and shareholders’ equity	$1,216,665	$1,306,393
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts) (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Net sales	$182,394	$177,890	$354,010	$385,212
Cost of sales	120,448	121,222	239,159	260,842
Gross profit	61,946	56,668	114,851	124,370
Selling, general and administrative expenses	38,719	38,396	76,847	91,724
Research and development costs	3,238	2,847	7,464	7,702
Intangible asset amortization expense	2,637	3,637	5,274	6,443
Costs from transition services agreement	999	4,373	1,704	8,513
Cost of acquired retention plans	—	5,704	—	11,407
Restructuring and severance costs	1,516	4,484	2,868	6,279
Loss (gain) on sale of business	—	—	234	(493)
Net loss (gain) on sale of assets	5	(3)	15	(13)
Operating income (loss)	14,832	(2,770)	20,445	(7,192)
Interest expense, net	4,335	5,808	8,586	9,055
Non-service pension and post retirement benefit income	(6,577)	(4,062)	(13,220)	(8,125)
Income from transition services agreement	(442)	(3,050)	(917)	(6,024)
Other expense (income), net	158	(108)	447	110
Earnings (loss) from continuing operations before income taxes	17,358	(1,358)	25,549	(2,208)
Income tax expense (benefit)	5,502	(1,258)	5,709	(1,701)
Earnings (loss) from continuing operations	11,856	(100)	19,840	(507)
Earnings from discontinued operations before gain on disposal, net of tax	—	—	—	—
Gain on disposal of discontinued operations, net of tax	—	—	—	692
Total earnings from discontinued operations	—	—	—	692
Net earnings (loss)	$11,856	$(100)	$19,840	$185

Earnings per share:
Basic earnings (loss) per share from continuing operations	$0.43	$0.00	$0.71	$(0.02)
Basic earnings per share from discontinued operations	0.00	0.00	0.00	0.03
Basic earnings per share	$0.43	$0.00	$0.71	$0.01
Diluted earnings (loss) per share from continuing operations	$0.42	$0.00	$0.71	$(0.02)
Diluted earnings per share from discontinued operations	0.00	0.00	0.00	0.03
Diluted earnings per share	$0.42	$0.00	$0.71	$0.01
Average shares outstanding:
Basic	27,867	27,659	27,841	27,734
Diluted	27,913	27,659	27,890	27,734

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Net earnings (loss)	$11,856	$(100)	$19,840	$185
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments and other	1,719	8,295	17,232	(2,531)
Change in pension and post-retirement benefit plan liabilities, net of tax expense of $266 and $330 and $516 and $660, respectively	899	1,107	1,741	2,214
Other comprehensive income (loss)	2,618	9,402	18,973	(317)
Comprehensive income (loss)	$14,474	$9,302	$38,813	$(132)

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS KAMAN CORPORATION AND SUBSIDIARIES (In thousands) (Unaudited)

	For the Six Months Ended
	July 2, 2021	July 3, 2020
Cash flows from operating activities:
Net earnings	$19,840	$185
Less: Total earnings from discontinued operations	—	692
Earnings (loss) from continuing operations	$19,840	$(507)
Adjustments to reconcile net earnings from continuing operations to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	18,391	19,814
Amortization of debt issuance costs	882	907
Accretion of convertible notes discount	1,484	1,412
Provision for doubtful accounts	290	314
Loss (gain) on sale of business	234	(493)
Net loss (gain) on sale of assets	15	(13)
Net loss on derivative instruments	566	404
Stock compensation expense	4,225	3,590
Deferred income taxes	2,957	4,124
Changes in assets and liabilities, excluding effects of acquisitions/divestitures:
Accounts receivable	53,232	(11,368)
Contract assets	(4,637)	(9,158)
Contract costs	(349)	(842)
Inventories	(12,205)	(38,029)
Income tax refunds receivable	1,485	(3,382)
Operating right of use assets	781	1,974
Other assets	1,319	135
Accounts payable - trade	(24,068)	(13,872)
Contract liabilities	(18,588)	(11,002)
Operating lease liabilities	(919)	(1,916)
Acquired retention plan payments	(25,108)	—
Other current liabilities	(9,470)	528
Income taxes payable	1,532	(2,658)
Pension liabilities	(22,837)	(15,775)
Other long-term liabilities	(3,775)	(3,587)
Net cash used in operating activities of continuing operations	(14,723)	(79,400)
Cash flows from investing activities:
Proceeds from sale of discontinued operations	—	5,223
Proceeds from sale of business, net of cash on hand	(3,428)	493
Expenditures for property, plant & equipment	(8,102)	(9,592)
Acquisition of businesses, net of cash acquired	—	(304,661)
Other, net	(671)	(366)
Net cash used in investing activities of continuing operations	(12,201)	(308,903)
Cash flows from financing activities:
Net borrowings under revolving credit agreements	—	201,100
Purchase of treasury shares	(390)	(14,168)
Dividends paid	(11,106)	(11,144)
Other, net	876	1,399
Net cash (used in) provided by financing activities of continuing operations	(10,620)	177,187
Net decrease in cash and cash equivalents	(37,544)	(211,116)
Effect of exchange rate changes on cash and cash equivalents	(183)	314
Cash and cash equivalents and restricted cash at beginning of period (See Note 3)	136,089	471,540
Cash and cash equivalents and restricted cash at end of period	$98,362	$260,738
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three-month and six-month fiscal periods ended July 2, 2021 and July 3, 2020
(Unaudited)

1. BASIS OF PRESENTATION

During the third quarter of 2019, Kaman Corporation ("the Company") completed the sale of its Distribution business for total cash consideration of approximately $700.0 million, excluding certain working capital adjustments which were finalized in the first quarter of 2020 and transaction costs. The finalization of the gain on the sale of the Distribution business was recorded to gain on disposal of discontinued operations, net of tax on the Company's Condensed Consolidated Statements of Operations in the six-month fiscal period ended July 3, 2020. See Note 3, Disposals, to the Condensed Consolidated Financial Statements for further information.

During the fourth quarter of 2020, the Company committed to a plan and received approval from its Board of Directors to sell its United Kingdom ("UK") Composites division. As a result of the approved plan, the UK Composites division met the criteria set forth in Accounting Standards Codification 205-20, Presentation of Financial Statements - Discontinued Operations, ("ASC 205-20") for held for sale. At December 31, 2020, the assets of the UK Composites business were considered impaired as the estimated fair value of the disposal group was lower than the estimated carrying value of the UK Composites business. As a result, the assets of the UK Composites business were written off and the remaining loss related to the anticipated sale of the disposal group was accrued for in liabilities held for sale, current portion on the Company's Consolidated Balance Sheets. The related liabilities of the UK division to be sold were reclassified to liabilities held for sale, respectively, as of December 31, 2020 on the Company's Consolidated Balance Sheets. On February 2, 2021, the Company sold its UK Composites business. See Note 3, Discontinued Operations and Liabilities Held for Sale, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 Form 10-K") for additional information.

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

The Company has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The second quarters for 2021 and 2020 ended on July 2, 2021, and July 3, 2020, respectively.

2. RECENT ACCOUNTING STANDARDS

Recent Accounting Standards Adopted

In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, "Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes". The objective of the standard is to simplify the accounting for income taxes by removing certain exceptions and to improve consistent application of Topic 740 by clarifying and amending existing guidance. The standard update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the standard was permitted, including adoption in any interim period for which financial statements have not yet been issued. If early adopted in an interim period, the adjustments should be reflected as of the beginning of the annual period that includes that interim period. All amendments under the standard must be adopted in the same period. In 2021, the Company adopted ASU 2019-12 using the modified retrospective basis which resulted in a cumulative effect reduction to retained earnings of $0.3 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 2, 2021 and July 3, 2020
(Unaudited)
2. RECENT ACCOUNTING STANDARDS (CONTINUED)

Recent Accounting Standards Yet to be Adopted

In May 2021, the FASB issued ASU 2021-04, "Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force)". The objective of this standard update is to clarify and reduce diversity in an issuer's accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The guidance clarifies whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as either an adjustment to equity and, if so, the related earnings per share ("EPS") effects, if any, or as an expense and, if so, the manner and pattern of recognition. The standard update is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently assessing the potential impact this standard update could have on its consolidated financial statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 2, 2021 and July 3, 2020
(Unaudited)
3. DISPOSALS

UK Composites Business

In the fourth quarter of 2020, the Company received approval from its Board of Directors to sell its UK Composites division. The Company sold its UK Composites division in a transaction that closed on February 2, 2021. The sale of the UK Composites business did not meet the criteria set forth in ASC 205-20 for discontinued operations as it did not reflect a significant shift in the Company's strategy. As a result of the approved plan, the UK Composites division met the criteria set forth in ASC 205-20 for held for sale presentation at December 31, 2020. At December 31, 2020, the assets of the UK Composites business were considered impaired as the estimated fair value of the disposal group was lower than the estimated carrying value of the UK Composites business. As such, the assets of the UK Composites business were written off and the related liabilities of the UK division to be sold were reclassified to liabilities held for sale, as of December 31, 2020 on the Company's Consolidated Balance Sheets.

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

Of this amount, a loss of $36.3 million was recorded in the year ended December 31, 2020 and a loss of $0.2 million was recorded in the six-month fiscal period ended July 2, 2021.

Cash and cash equivalents and restricted cash at the beginning of the period on the Company's Condensed Consolidated Statement of Cash Flows for the six-month fiscal period ended July 2, 2021 includes $6.6 million of cash that was included in the UK Composites business disposal group. Given the assets of the disposal group were recognized net of the impairment recorded in the year ended December 31, 2020, such amounts were not reflected on the Company's Condensed Consolidated Balance Sheet at December 31, 2020.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 2, 2021 and July 3, 2020
(Unaudited)
3. DISPOSALS (CONTINUED)

Distribution Business - continued

Upon closing, the Company entered into a transition services agreement ("TSA") with the buyer, pursuant to which the Company agreed to support the information technology ("IT"), human resources and benefits, tax and treasury functions of the Distribution business for six to twelve months. The buyer exercised the option to extend the support period for up to a maximum of an additional year for certain IT services. The buyer has the right to terminate individual services at any point over the renewal term and began to terminate certain services in 2020. Substantially all services were completed as of the end of the first quarter of 2021 and the Company expects the TSA to be fully completed in the third quarter of 2021. Since the sale of the Distribution business, costs associated with the TSA were $18.9 million through July 2, 2021. The Company incurred $1.0 million and $1.7 million in costs associated with the TSA in the three-month and six-month fiscal periods ended July 2, 2021. In addition, the Company incurred $4.4 million and $8.5 million in costs associated with the TSA in the three-month and six-month fiscal periods ended July 3, 2020. These amounts were included in costs from transition services agreement on the Company's Condensed Consolidated Statements of Operations. Since the sale of the Distribution business, the Company earned $13.0 million in income associated with the TSA through July 2, 2021. The Company earned $0.4 million and $0.9 million in income associated with the TSA in the three-month and six-month fiscal periods ended July 2, 2021. In addition, the Company earned $3.1 million and $6.0 million in income associated with the TSA in the three-month and six-month fiscal periods ended July 3, 2020. These amounts were included in income from transition services on the Company's Condensed Consolidated Statements of Operations.

Since the sale of the Distribution business, cash outflows from the Company to its former Distribution business totaled $8.1 million through July 2, 2021, which primarily related to Distribution employee and employee-related costs incurred prior to the sale. There were no cash flows from the Company to its former Distribution business in the six-month fiscal period ended July 2, 2021. Cash outflows from the Company to its former Distribution business after the sale totaled $0.3 million for the six-month fiscal period ended July 3, 2020. Since the sale of the Distribution business, cash inflows from the Company's former Distribution business to the Company totaled $18.4 million through July 2, 2021, which primarily related to cash received for services performed under the TSA and the $5.2 million working capital adjustment settled in the first quarter of 2020. Cash inflows from the Company's former Distribution business received in the six-month fiscal periods ended July 2, 2021 and July 3, 2020 totaled $1.5 million and $10.5 million, respectively.

In the six-month fiscal period ended July 3, 2020, the Company recorded a pretax gain on disposal of discontinued operations as a result of the final settlement of the working capital adjustment, partially offset by transaction costs. The pretax gain of $0.9 million was subject to income tax expense of $0.2 million, resulting in a gain on disposal of discontinued operations, net of tax of $0.7 million in the six-month fiscal period ended July 3, 2020 which was included in the Company's Condensed Consolidated Statement of Operations. As the gain on the sale of the Distribution business was finalized in 2020, no activity aside from the TSA activity and cash flows discussed above impacted the Company's Condensed Consolidated Financial Statements in the three-month and six-month fiscal periods ended July 2, 2021.

4. BUSINESS COMBINATIONS

On January 3, 2020, the Company acquired all of the equity interests of Bal Seal Engineering ("Bal Seal"), of Foothill Ranch, California, at a purchase price of $317.5 million. Bal Seal is a leader in the design, development and manufacturing of highly engineered products, including precision springs, seals and contacts. With this acquisition, the Company has significantly expanded its portfolio of engineered products and offerings while creating new opportunities to reach customers in medical technology, aerospace and defense, and industrial end markets.

Upon closing, the Company funded $24.7 million associated with employee retention plans at Bal Seal. This amount and related interest was included in restricted cash on the Company's Consolidated Balance Sheets as of December 31, 2020. Eligible participants received an allocation of the escrow balance one year following the acquisition date, which was reflected in the Company's cash flows from operating activities for the six-month fiscal period ended July 2, 2021.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 2, 2021 and July 3, 2020
(Unaudited)
5. REVENUE

Disaggregation of Revenue

The following table disaggregates total revenue by major product sales by end market.

	For the Three Months Ended		For the Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
In thousands
Defense	$39,780	$42,200	$83,391	$90,957
Safe and Arm Devices	58,006	56,986	99,592	114,986
Commercial, Business & General Aviation	41,130	47,855	89,088	111,112
Medical	22,862	14,763	43,445	35,739
Industrial & Other	20,616	16,086	38,494	32,418
Total revenue	$182,394	$177,890	$354,010	$385,212

COVID-19

The impact of the novel coronavirus (“COVID-19”) and the precautionary measures instituted by governments and businesses to mitigate the spread, including limiting non-essential gatherings of people, ceasing all non-essential travel, ordering certain businesses and government agencies to cease non-essential operations at physical locations and issuing “shelter-in-place” orders, have contributed to a general slowdown in the global economy and significant volatility in financial markets. The Company has implemented strategies to limit the risk to its operations with a continued focus on the health of its employees and the satisfaction of its customers’ requirements. Despite all of these efforts to mitigate the risks associated with COVID-19, the effects of the pandemic have adversely impacted our commercial end markets, more specifically Commercial, Business and General Aviation customers. The Company saw recoveries in the medical and industrial end markets through the first half of 2021 and management expects improved performance through the remainder of 2021. As of the date of this filing, the Company's defense and safe and arm device end markets have not been impacted by COVID-19. The extent and duration of time to which COVID-19 may adversely impact the Company depends on future developments, which are highly uncertain and unpredictable at this time.

The following table disaggregates total revenue by product types.

	For the Three Months Ended		For the Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020

Original Equipment Manufacturer	55%	55%	59%	58%
Aftermarket	13%	13%	13%	12%
Safe and Arm Devices	32%	32%	28%	30%
Total revenue	100%	100%	100%	100%

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over time versus the amount of revenue recognized for performance obligations satisfied at a point in time:

	For the Three Months Ended		For the Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020

Over time	36%	35%	36%	33%
Point-in-time	64%	65%	64%	67%
Total revenue	100%	100%	100%	100%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 2, 2021 and July 3, 2020
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

Net changes in revenue associated with cost growth on the Company's over time contracts were as follows:

	For the Three Months Ended		For the Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
In thousands
Net change in revenue due to change in profit estimates	$(3,446)	$(1,425)	$(581)	$(2,540)

The net reductions in revenue in the three-month and six-month fiscal periods ended July 2, 2021 were primarily related to cost growth on certain structures programs and missile fuzing contracts, partially offset by favorable cost performance on the completion of the SH-2 program with New Zealand. Additionally, for the six-month fiscal period ended July 2, 2021, the net decrease in revenue was offset by favorable cost performance on the joint programmable fuze ("JPF") contract with the U.S. Government ("USG"). The net reductions in revenue in the three-month and six-month fiscal periods ended July 3, 2020 were primarily related to cost growth on certain structures programs and legacy fuzing contracts, partially offset by favorable cost performance on the JPF contract with the USG.

Unfulfilled Performance Obligations

Unfulfilled performance obligations ("backlog") represents the transaction price of firm orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts. Backlog at July 2, 2021 and December 31, 2020, and the portion of backlog the Company expects to recognize revenue on over the next twelve months is as follows:

	July 2, 2021(1)	December 31, 2020
In thousands
Backlog	$510,224	$631,236
(1) The Company expects to recognize revenue on approximately 78% of backlog as of July 2, 2021 over the next twelve months.

6. RESTRUCTURING AND SEVERANCE COSTS

General & Administrative Expense Reduction Initiative

The Company continues to evaluate its cost structure with the objective of a lean organizational structure that provides a scalable infrastructure which facilitates future growth opportunities. In the three-month and six-month fiscal periods ended July 2, 2021, the Company incurred $1.5 million and $2.9 million in severance costs associated with these cost reduction efforts, which were included in restructuring and severance costs on the Company's Condensed Consolidated Statements of Operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 2, 2021 and July 3, 2020
(Unaudited)
6. RESTRUCTURING AND SEVERANCE COSTS (CONTINUED)

General & Administrative Expense Reduction Initiative - continued

Following the sale of the Company's former Distribution business, the Company announced it would undertake a comprehensive review of its general and administrative functions in order to improve operational efficiency and to align the Company's costs with its revenues. The objective of the initiative was to ensure that the Company has a lean organizational structure that provides a scalable infrastructure that facilitates future growth opportunities. The Company identified information technology functions to be outsourced, workforce reductions and other reductions in certain general and administrative expenses which were completed in 2020 to support the cost savings initiative discussed above. In accordance with ASC 712-10, Compensation - Nonretirement Postemployment Benefits, the Company recorded $1.8 million and $3.1 million in severance costs associated with these workforce reductions in the three-month and six-month fiscal periods ended July 3, 2020, which were included in restructuring and severance costs on the Company's Condensed Consolidated Statements of Operations.

Workforce Reductions in Response to COVID-19

During the second quarter of 2020, the Company implemented workforce reductions and elected to eliminate certain open positions as a response to the unprecedented hardships brought on by COVID-19. For the three-month fiscal period ended July 3, 2020, the Company recorded severance costs of $2.7 million related to workforce reductions.

Other Matters

In addition, the Company incurred $0.5 million in severance costs as it integrated the acquisition of Bal Seal in the six-month fiscal period ended July 3, 2020.

7. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	July 2, 2021	December 31, 2020
In thousands
Trade receivables	$22,187	$19,945
U.S. Government contracts:
Billed	21,928	18,854
Cost and accrued profit - not billed	727	1,080
Commercial and other government contracts
Billed	48,731	111,794
Cost and accrued profit - not billed	7,382	4,141
Less allowance for doubtful accounts	(1,594)	(2,008)
Accounts receivable, net	$99,361	$153,806

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 2, 2021 and July 3, 2020
(Unaudited)
7. ACCOUNTS RECEIVABLE, NET (CONTINUED)
The following table summarizes the activity in the allowance for doubtful accounts in the six-month fiscal period ended July 2, 2021:

In thousands
Balance at December 31, 2020	$(2,008)
Provision	(290)
Amounts written off	387
Recoveries	316
Changes in foreign currency exchange rates	1
Balance at July 2, 2021	$(1,594)

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
Accounts receivable, net includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	July 2, 2021	December 31, 2020
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$900	$900

8. CONTRACT ASSETS, CONTRACT COSTS AND CONTRACT LIABILITIES

Activity related to contract assets, contract costs and contract liabilities was as follows:

	July 2, 2021	December 31, 2020	$ Change	% Change
In thousands
Contract assets	$114,552	$108,645	$5,907	5.4%

Contract costs, current portion	$3,841	$3,511	$330	9.4%
Contract costs, noncurrent portion	$8,332	$8,311	$21	0.3%

Contract liabilities, current portion	$17,268	$39,073	$(21,805)	(55.8)%
Contract liabilities, noncurrent portion	$14,324	$11,019	$3,305	30.0%

Contract Assets

The increase in contract assets was primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the six-month fiscal period ended July 2, 2021. This increase was primarily related to work performed and not yet billed on certain structures programs, the JPF program and the KAflex® programs, partially offset by amounts billed on certain structures programs. There were no significant impairment losses related to the Company's contract assets during the three-month and six-month fiscal periods ended July 2, 2021 and July 3, 2020.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 2, 2021 and July 3, 2020
(Unaudited)
8. CONTRACT ASSETS, CONTRACT COSTS AND CONTRACT LIABILITIES (CONTINUED)

Contract Assets - continued

Contract assets includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts were as follows:

	July 2, 2021	December 31, 2020
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$2,167	$3,178

Contract Costs

At July 2, 2021, costs to fulfill a contract and costs to obtain a contract were $11.2 million and $1.0 million, respectively. At December 31, 2020, costs to fulfill a contract and costs to obtain a contract were $9.3 million and $2.5 million, respectively. These amounts are included in contract costs, current portion and contract costs, noncurrent portion on the Company's Condensed Consolidated Balance Sheets at July 2, 2021 and December 31, 2020.

The increase in contract costs, current portion was primarily attributable to the addition of costs to fulfill the K-MAX® program and the reclassification of a portion of costs to fulfill the K-MAX® program and certain structures programs from contract costs, noncurrent portion, partially offset by the amortization of contract costs. For the three-month and six-month fiscal periods ended July 2, 2021, amortization of contract costs was $3.2 million and $5.1 million, respectively. For the three-month and six-month fiscal periods ended July 3, 2020, amortization of contract costs was $2.1 million and $4.6 million, respectively.

Contract costs, noncurrent portion remained relatively flat, which was primarily attributable to the addition of costs to fulfill the K-MAX® unmanned program, offset by the reclassification of costs to fulfill the K-MAX® program and certain structures programs to contract costs, current portion.

Contract Liabilities

The decrease in contract liabilities, current portion was primarily due to revenue recognized on a JPF direct commercial sales ("DCS") contract, the K-MAX® unmanned program and the SH-2G program for New Zealand, partially offset by advances received for the K-MAX® unmanned program and the SH-2G program for New Zealand. Revenue recognized related to contract liabilities, current portion was $20.5 million and $29.9 million in the three-month and six-month fiscal periods ended July 2, 2021, respectively. Revenue recognized related to contract liabilities, current portion was $14.0 million and $28.7 million in the three-month and six-month fiscal periods ended July 3, 2020, respectively.

The increase in contract liabilities, noncurrent portion was due to advances received for a JPF DCS contract. For the three-month and six-month fiscal periods ended July 2, 2021 and July 3, 2020, the Company did not recognize revenue against contract liabilities, noncurrent portion.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 2, 2021 and July 3, 2020
(Unaudited)
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

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value:

	July 2, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
In thousands
Debt (1)	$190,404	$212,501	$188,919	$230,093
(1) These amounts are classified within Level 2.

The above fair values were computed based on quoted market prices and discounted future cash flows (observable inputs), as applicable. Differences from carrying values are attributable to interest rate changes subsequent to when the transactions occurred.

The fair values of cash and cash equivalents, accounts receivable, net and accounts payable - trade approximate their carrying amounts due to the short-term maturities of these instruments. The Company's cash and cash equivalents at July 2, 2021 and December 31, 2020 included $65.5 million and $51.5 million of Level 1 money market funds, respectively.

Recurring Fair Value Measurements

The Company holds derivative instruments for foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates and its counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy. At July 2, 2021 and December 31, 2020, the derivative instruments were included in other current assets and other current liabilities on the Company's Condensed Consolidated Balance Sheets. Based on the Company's continued ability to trade and enter into forward contracts and interest rate swaps, the Company considers the markets for its fair value instruments to be active.

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of July 2, 2021, such credit risks had not had an adverse impact on the fair value of these instruments.

10. DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to certain risks relating to its ongoing business operations, including market risks relating to fluctuations in foreign currency exchange rates and interest rates. Derivative financial instruments are recognized on the Condensed Consolidated Balance Sheets as either assets or liabilities and are measured at fair value. Changes in the fair values of derivatives are recorded each period in earnings or accumulated other comprehensive income, depending on whether a derivative is effective as part of a hedged transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income (loss) are subsequently included in earnings in the periods in which earnings are affected by the hedged item. The Company does not use derivative instruments for speculative purposes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 2, 2021 and July 3, 2020
(Unaudited)
10. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Forward Exchange Contracts

The Company holds forward exchange contracts designed to hedge forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on the Company’s earnings and cash flows. Some of these contracts are designated as cash flow hedges. The Company will include in earnings amounts currently included in accumulated other comprehensive income (loss) upon recognition of cost of sales related to the underlying transaction. These contracts were not material to the Company's Condensed Consolidated Balance Sheets as of July 2, 2021 and December 31, 2020. The activity related to these contracts was not material to the Company's Condensed Consolidated Financial Statements for the three-month and six-month fiscal periods ended July 2, 2021 and July 3, 2020.

11. INVENTORIES

Inventories consisted of the following:

	July 2, 2021	December 31, 2020
In thousands
Raw materials	$19,021	$19,502
Contracts and other work in process (including certain general stock materials)	140,494	129,241
Finished goods	36,618	36,329
Inventories	$196,133	$185,072

Inventories include amounts associated with matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts were as follows:

	July 2, 2021	December 31, 2020
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$467	$500

At July 2, 2021 and December 31, 2020, $65.8 million and $60.4 million, respectively, of K-MAX® inventory was included in contracts and other work in process inventory and finished goods on the Company's Condensed Consolidated Balance Sheets. Management believes that approximately $30.1 million of the K-MAX® inventory will be sold after July 2, 2022, based upon the anticipation of additional aircraft manufacturing and the requirements to support the fleet for the foreseeable future.

At July 2, 2021 and December 31, 2020, $6.1 million and $6.3 million, respectively, of SH-2G(I) inventory was included in contracts and other work in process inventory on the Company's Condensed Consolidated Balance Sheets. Management believes that approximately $5.2 million of the SH-2G(I) inventory will be sold after July 2, 2022. This balance represents spares requirements and inventory to be used on SH-2G programs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 2, 2021 and July 3, 2020
(Unaudited)
12. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for continuing operations:

In thousands
Gross balance at December 31, 2020	$313,803
Accumulated impairment	(66,559)
Net balance at December 31, 2020	247,244
Additions	—
Impairments	—
Foreign currency translation	(2,764)
Ending balance at July 2, 2021	$244,480

Other Intangibles

Other intangible assets consisted of:

		At July 2,		At December 31,
		2021		2020
	Amortization Period	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
In thousands
Customer lists / relationships	6-38 years	$128,176	$(32,688)	$128,882	$(30,094)
Developed technologies	7-20 years	45,534	(11,661)	45,798	(9,665)
Trademarks / trade names	15-40 years	17,197	(2,421)	17,353	(2,149)
Non-compete agreements and other	1-15 years	4,695	(4,682)	5,290	(5,276)
Patents	17 years	523	(469)	523	(464)
Total		$196,125	$(51,921)	$197,846	$(47,648)

13. PENSION PLANS

Components of net pension cost for the Qualified Pension Plan and Supplemental Employees’ Retirement Plan ("SERP") were as follows:

	For the Three Months Ended
	Qualified Pension Plan		SERP
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
In thousands
Service cost(1)	$(649)	$1,309	$—	$—
Interest cost on projected benefit obligation	3,558	5,255	14	42
Expected return on plan assets	(11,314)	(10,796)	—	—
Amortization of net loss	1,147	1,201	18	236
Net pension (income) cost	$(7,258)	$(3,031)	$32	$278
(1) In the second quarter, the Company elected to use the alternative method to calculate the Pension Benefit Guaranty Corporation premium. The change resulted in a $3.9 million decrease to the 2021 premium, which is included in the service cost. Due to this election and the reduction of the premium, the Company reversed $1.0 million of service cost in the three-month fiscal period ended July 2, 2021, which was previously incurred in the first quarter of 2021.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 2, 2021 and July 3, 2020
(Unaudited)
13. PENSION PLANS (CONTINUED)

	For the Six Months Ended
	Qualified Pension Plan		SERP
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
In thousands
Service cost	$651	$2,618	$—	$—
Interest cost on projected benefit obligation	7,083	10,510	29	83
Expected return on plan assets	(22,589)	(21,592)	—	—
Amortization of net loss	2,222	2,402	35	472
Net pension (income) cost	$(12,633)	$(6,062)	$64	$555

The Company contributed $10.0 million to the qualified pension plan and $0.3 million to the SERP through the end of the second quarter of 2021. No further contributions are expected to be made to the qualified pension plan during 2021. The Company plans to contribute an additional $2.5 million to the SERP in 2021. For the 2020 plan year, the Company contributed $10.0 million to the qualified pension plan and $0.5 million to the SERP.

14. COMMITMENTS AND CONTINGENCIES

Pension Freeze

Effective December 31, 2015, the Company's qualified pension plan was frozen with respect to future benefit accruals. Under USG Cost Accounting Standard (“CAS”) 413, the Company must determine the USG’s share of any pension curtailment adjustment calculated in accordance with CAS. Such adjustments can result in an amount due to the USG for pension plans that are in a surplus position or an amount due to the contractor for plans that are in a deficit position. During the fourth quarter of 2016, the Company accrued a $0.3 million liability representing its estimate of the amount due to the USG based on the Company's pension curtailment adjustment calculation, which was submitted to the USG for review in December 2016. The Company maintained its accrual at $0.3 million as of July 2, 2021. There can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on the Company's results of operations, financial position and cash flows.

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

The Company's estimate of its portion of the cost to assess the environmental conditions and remediate this site is $2.3 million, all of which has been accrued. The remediation has been nearly completed and the Company continues to monitor the results of the remediation. The total amount paid to date in connection with these environmental remediation activities is $1.7 million. At July 2, 2021, the Company had $0.6 million accrued for these environmental remediation activities. A portion ($0.1 million) of the accrual related to this property is included in other current liabilities and the balance is included in other long-term liabilities. The remaining balance of the accrual reflects the total anticipated cost of completing these environmental remediation activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 2, 2021 and July 3, 2020
(Unaudited)
14. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Bloomfield Property

In connection with the Company’s 2008 purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation had leased from NAVAIR, the Company assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and is currently remediating the property under the guidance of the Connecticut Department of Environmental Protection. The assumed environmental liability of $10.3 million was determined by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. The total amount paid to date in connection with these environmental remediation activities is $14.6 million. At July 2, 2021, the Company had $2.4 million accrued for these environmental remediation activities. A portion ($0.4 million) of the accrual related to this property is included in other current liabilities, and the balance is included in other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

Offset Agreement

During January 2018, the Company entered into an offset agreement as a condition to obtaining orders from a foreign customer for the Company's JPF product. This agreement is designed to return economic value to the foreign country by requiring the Company to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. The offset agreement may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects and the purchase by third parties of supplies from in-country vendors. This agreement may also be satisfied through the Company's use of cash for activities, such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. At July 2, 2021, the offset agreement had an outstanding notional value of approximately $194.0 million, which is equal to sixty percent of the contract value of $324.0 million as defined by the agreement between the customer and the Company. The amount ultimately applied against the offset agreement is based on negotiations with the customer and may require cash outlays that represent only a fraction of the notional value in the offset agreement.

The Company continues to work with the customer to further define the requirements to satisfy the offset agreement. The satisfaction of the offset requirements will be determined by the customer and is expected to occur over a seven-year period. Deliveries under the contract are expected to be completed prior to satisfaction of the offset requirements. In the event the offset requirements of the contract are not met, the Company could be liable for potential penalties up to $16.5 million payable to the customer. Failure to satisfy the offset requirement could also negatively impact the Company's ability to attract future orders from this customer. The Company began recognizing revenue associated with this contract in the third quarter of 2019 and has considered the potential penalties of $16.5 million as a reduction to the transaction price in its determination of the value of the performance obligations within this contract. At July 2, 2021, $14.3 million in contract liabilities associated with the potential penalties of the offset requirements were included on the Company's Condensed Consolidated Balance Sheets. At the point the Company has an approved plan to satisfy the offset requirements, the Company will update the estimate of the contract transition price, including any potential penalties or contract costs associated with the plan to fulfill the offset requirements.

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
For the three-month and six-month fiscal periods ended July 2, 2021 and July 3, 2020
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

	For the Three Months Ended		For the Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
In thousands, except per share amounts
Earnings (loss) from continuing operations	$11,856	$(100)	$19,840	$(507)
Total earnings from discontinued operations	—	—	—	692
Net earnings (loss)	$11,856	$(100)	$19,840	$185

Basic:
Weighted average number of shares outstanding	27,867	27,659	27,841	27,734

Earnings (loss) per share from continuing operations	$0.43	$0.00	$0.71	$(0.02)
Earnings per share from discontinued operations	0.00	0.00	0.00	0.03
Basic earnings per share	$0.43	$0.00	$0.71	$0.01

Diluted:
Weighted average number of shares outstanding	27,867	27,659	27,841	27,734
Weighted average shares issuable on exercise of dilutive stock options	46	—	49	—
Total	27,913	27,659	27,890	27,734

Earnings (loss) per share from continuing operations	$0.42	$0.00	$0.71	$(0.02)
Earnings per share from discontinued operations	0.00	0.00	0.00	0.03
Diluted earnings per share	$0.42	$0.00	$0.71	$0.01

Equity awards

For the three-month and six-month fiscal periods ended July 2, 2021, respectively, 482,339 and 461,649 shares issuable under equity awards granted to employees were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the periods. For the three-month and six-month fiscal periods ended July 3, 2020, respectively, 772,781 and 608,080 shares issuable under equity awards granted to employees were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the periods.

All outstanding stock awards were excluded in the computation of diluted earnings per share in the three-month and six-month fiscal periods ended July 3, 2020 because their effect was antidilutive due to the loss from continuing operations. For the three-month and six-month fiscal periods ended July 3, 2020, respectively, an additional 5,226 and 43,645 shares issuable under equity awards, which would have been dilutive if exercised based on the average market price being higher than the exercise price, were excluded from the computation of diluted earnings per share as their effect was antidilutive due to the loss from continuing operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 2, 2021 and July 3, 2020
(Unaudited)
15. COMPUTATION OF EARNINGS PER SHARE (CONTINUED)

2024 Convertible Notes

For the three-month and six-month fiscal periods ended July 2, 2021 and July 3, 2020, shares issuable under the Convertible Notes due 2024 were excluded from the diluted earnings per share calculation because the conversion price was more than the average market price of the Company's stock during the periods.

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

Compensation expense for stock options, RSAs, restricted stock units and PSUs is recognized on a straight-line basis over the vesting period of the awards. Throughout the course of the vesting period, the Company monitors the achievement level for the ROIC metric of the PSUs compared to the ROIC target and adjusts the number of shares expected to be earned, and the related compensation expense recorded thereafter, to reflect the most probable outcome. Share-based compensation expense recorded for the three-month and six-month fiscal periods ended July 2, 2021 was $2.5 million and $4.2 million, respectively. Of these amounts, $0.2 million was recorded to restructuring and severance costs in both periods, and the remaining amounts were recorded to selling, general and administrative expenses on the Company's Condensed Consolidated Statements of Operations. Share-based compensation expense recorded for the three-month and six-month fiscal periods ended July 3, 2020 was $2.0 million and $3.6 million, respectively. Of these amounts, $0.3 million and $0.4 million was recorded to restructuring and severance costs, respectively, and the remaining amounts were recorded to selling, general and administrative expenses on the Company's Condensed Consolidated Statements of Operations.

Stock option activity was as follows:

	For the Three Months Ended		For the Six Months Ended
	July 2, 2021		July 2, 2021
	Options	Weighted - average exercise price	Options	Weighted - average exercise price
Options outstanding at beginning of period	766,520	$55.11	772,625	$54.87
Granted	—	$—	4,990	$55.85
Exercised	(3,804)	$42.86	(14,899)	$39.79
Forfeited or expired	(1,780)	$64.48	(1,780)	$64.48
Options outstanding at July 2, 2021	760,936	$55.15	760,936	$55.15

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 2, 2021 and July 3, 2020
(Unaudited)
16. SHARE-BASED ARRANGEMENTS (CONTINUED)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	For the Six Months Ended
	July 2, 2021	July 3, 2020
Expected option term (years)	4.9	4.9
Expected volatility	35.7%	20.2%
Risk-free interest rate	0.5%	1.4%
Expected dividend yield	1.6%	1.3%
Per share fair value of options granted	$14.89	$10.74

Restricted stock award and restricted stock unit activity were as follows:

	For the Three Months Ended		For the Six Months Ended
	July 2, 2021		July 2, 2021
	Restricted Stock	Weighted- average grant date fair value	Restricted Stock	Weighted- average grant date fair value
Restricted Stock outstanding at beginning of period	150,338	$53.97	109,514	$53.66
Granted	16,681	$52.46	83,656	$55.20
Vested	(21,088)	$53.47	(47,239)	$55.81
Forfeited or expired	(2,227)	$58.29	(2,227)	$58.29
Restricted Stock outstanding at July 2, 2021	143,704	$53.77	143,704	$53.77

Performance stock unit activity was as follows:

	For the Three Months Ended		For the Six Months Ended
	July 2, 2021		July 2, 2021
	Performance Stock	Weighted- average grant date fair value	Performance Stock	Weighted- average grant date fair value
Performance Stock outstanding at beginning of period	82,460	$70.17	—	$—
Granted(1)	—	$—	82,460	$70.17
Vested	—	$—	—	$—
Forfeited or expired	(1,960)	$70.16	(1,960)	$70.16
Performance Stock outstanding at July 2, 2021	80,500	$70.17	80,500	$70.17
(1) The PSUs granted in the first quarter of 2021 assumed a 100% achievement level.

The fair value of the PSUs based on TSR was estimated on the date of grant using a Monte-Carlo simulation model. The following table indicates the weighted-average assumptions used in estimating fair value:

For the Six Months Ended
July 2, 2021
Expected term (years)	2.9
Expected volatility	41.3%
Risk-free interest rate	0.2%
Expected dividend yield	1.4%
Per share fair value of performance stock granted	$84.49

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 2, 2021 and July 3, 2020
(Unaudited)
17. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in shareholders’ equity for the three-month and six-month fiscal periods ended July 2, 2021, and July 3, 2020, were as follows:

	For the Three Months Ended		For the Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
In thousands
Beginning balance	$767,219	$797,229	$746,438	$823,202
Comprehensive income (loss)	14,474	9,302	38,813	(132)
Dividends declared (per share of common stock, $0.20 and $0.20 and $0.40 and $0.40, respectively)	(5,565)	(5,527)	(11,127)	(11,082)
Employee stock plans and related tax benefit	648	531	1,528	1,986
Purchase of treasury shares	(46)	(96)	(390)	(14,168)
Share-based compensation expense	2,482	1,957	4,225	3,590
Impact of change in tax accounting standard	—	—	(275)	—
Ending balance	$779,212	$803,396	$779,212	$803,396

The components of accumulated other comprehensive income (loss) are shown below:

	For the Three Months Ended
	July 2, 2021	July 3, 2020
In thousands
Foreign currency translation and other:
Beginning balance	$14,796	$(27,177)
Net loss on foreign currency translation	1,719	8,295
Other comprehensive income (loss), net of tax	1,719	8,295
Ending balance	$16,515	$(18,882)

Pension and other post-retirement benefits(1):
Beginning balance	$(129,262)	$(133,435)
Amortization of net loss, net of tax expense of $266 and $330, respectively	899	1,107
Other comprehensive income, net of tax	899	1,107
Ending balance	$(128,363)	$(132,328)

Total accumulated other comprehensive loss	$(111,848)	$(151,210)
(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
(See Note 13, Pension Plans for additional information.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 2, 2021 and July 3, 2020
(Unaudited)
17. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (CONTINUED)

	For the Six Months Ended
	July 2, 2021	July 3, 2020
In thousands
Foreign currency translation and other:
Beginning balance	$(717)	$(16,351)
Net loss on foreign currency translation	(5,603)	(2,531)
Reclassification to net income(1)	22,835	—
Other comprehensive income (loss), net of tax	17,232	(2,531)
Ending balance	$16,515	$(18,882)

Pension and other post-retirement benefits(2):
Beginning balance	$(130,104)	$(134,542)
Amortization of net loss, net of tax expense of $516 and $660, respectively	1,741	2,214
Other comprehensive income, net of tax	1,741	2,214
Ending balance	$(128,363)	$(132,328)

Total accumulated other comprehensive loss	$(111,848)	$(151,210)
(1) The foreign currency translation reclassified to net income relates to the sale of the Company's UK Composites business. This balance was included in the loss accrual recorded in impairment on assets held for sale on the Company's Consolidated Statement of Operations in the year ended December 31, 2020 (see Note 3, Disposals, for additional information).
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
(See Note 13, Pension Plans for additional information.)

18. INCOME TAXES

	For the Three Months Ended		For the Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020

Effective Income Tax Rate from continuing operations	31.7%	92.6%	22.3%	77.0%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings from continuing operations for the period. The variation in the effective tax rate for the current periods compared to the corresponding periods in the prior year was primarily attributable to positive earnings in the current period versus certain discrete provision to return benefits and the relatively small pretax loss in the prior periods. Additionally, in the three-month period ended July 2, 2021, the effective tax rate was impacted by discrete charges related to the sale of the Company's UK Composites business.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 2, 2021 and July 3, 2020
(Unaudited)
18. INCOME TAXES (CONTINUED)

The Company has assessed both positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize the $32.4 million of deferred tax assets recorded as of July 2, 2021. Through the end of the second quarter of 2021, the Company believes it is more likely than not that only $28.8 million of these deferred tax assets will be realized and, as such, has recorded a valuation allowance of $3.6 million. Going forward, management will continue to assess the available positive and negative evidence to determine whether it is likely sufficient future taxable income will be generated to permit the use of these deferred tax assets. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income are reduced or increased, or if additional weight is given to subjective evidence such as future expected growth because objective negative evidence in the form of cumulative losses is no longer present.

19. SUBSEQUENT EVENTS

On July 8, 2021, the Company announced the appointment of James G. Coogan as Senior Vice President and Chief Financial Officer, effective as of the announcement date. Mr. Coogan succeeded Robert D. Starr, who separated from the Company as of July 31, 2021. The Company will incur approximately $2.0 million in costs associated with Mr. Starr's separation in the third quarter of 2021.

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

Executive Summary

In the second quarter, consolidated net sales from continuing operations increased by 2.5% to $182.4 million, primarily due to an increase in sales on our medical and industrial and other commercial programs. Gross margin increased in the quarter to 34.0% compared to 31.9% in the prior year period. This performance was driven in part by the higher direct commercial sales ("DCS") of our joint programmable fuze ("JPF") to foreign militaries. Selling, general and administrative expenses ("S,G&A") remained relatively flat on a percentage of sales basis due to efficiencies achieved as part of our cost control efforts. Operating income in the period benefited from the absence of $5.7 million in costs associated with the acquired retention plans incurred in the prior year and $3.4 million in lower costs related to the transition services agreement ("TSA"). GAAP diluted earnings per share of $0.42 in the second quarter was the result of the activity discussed above and higher pension-related income, partially offset by lower income from the TSA.

Other financial highlights

•Earnings from continuing operations was $11.9 million and $19.8 million for the three-month and six-month fiscal periods ended July 2, 2021, respectively, compared to losses from continuing operations of $0.1 million and $0.5 million in the comparable fiscal periods in the prior year. These changes were primarily driven by the absence of costs associated with the acquired retention plans incurred in the prior year and higher non-service pension and post retirement benefit income. Additionally, for the six-month fiscal period, earnings from continuing operations benefited from the absence of Bal Seal acquisition costs.
•Cash used in operating activities of continuing operations during the six-month fiscal period ended July 2, 2021, was $14.7 million, a $64.7 million improvement to the comparable fiscal period in the prior year. This change was primarily due to the collection of payments on outstanding receivables, more specifically significant receipts under a JPF DCS contract, partially offset by approximately $25.1 million in nonrecurring payments to eligible participants of Bal Seal's employee retention plans.
•Total unfulfilled performance obligations ("backlog") decreased 19.2% to $510.2 million compared to total backlog at December 31, 2020, driven by deliveries of direct commercial JPF orders and bearings products, partially offset by new orders of our bearings products and seals, springs and contacts.

Recent events

•In July 2021, James G. Coogan was appointed Senior Vice President and Chief Financial Officer, effective July 8, 2021. Mr. Coogan succeeded Robert D. Starr. Mr. Starr continued to be employed by the Company through July 31, 2021 as Executive Vice President.
•In April 2021, Kineco Kaman Composites India Private Limited, our joint venture, was named a Gold Supplier of BAE Systems and received the BAE Systems Partner 2 Win Supplier of the Year Award for Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance Systems ("C4ISR") for exceptional performance and contributions to supply chain success in the Electronic Systems sector in 2020.
•In April 2021, the K-MAX TITANTM, our new unmanned helicopter, successfully completed its first test flight.

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
Kaman is operating as an essential business in the United States and in most of the markets in which it operates around the world. Despite efforts to mitigate the risks associated with COVID-19, our operations were adversely impacted during the first half of 2021. Additionally, earlier in the pandemic, certain of our customers and suppliers had temporarily shut down operations; however, disruptions to our supply chain have been limited to date and we continue to meet the demands of our customers. While we did not incur significant disruptions related to the COVID-19 pandemic during the first half of 2021, we continued to see declines in our commercial aerospace products through the second quarter of 2021 as compared to the corresponding periods in 2020 which were minimally impacted by COVID-19. We expect a meaningful ramp in sales for these products in the second half of the year due to the increase in air traffic and vaccination rates in the United States; however, we are monitoring the developments related to COVID-19 variants which make it difficult to predict the timing and magnitude of the recovery in the current year. We saw recoveries in our medical and industrial end markets through the second quarter and expect improved performance through the remainder of 2021. Our defense and safe and arm device end markets have not been impacted by COVID-19 and we do not expect future declines due to COVID-19 on the results of these end markets. The extent to which COVID-19 may adversely impact the Company depends on future developments, which are highly uncertain and unpredictable at this time.
The health and safety of our employees, their families and communities, and our customers are our highest priorities. To maintain employee productivity and minimize the risk of exposure while working, we continue to follow guidance issued by the Centers for Disease Control and state and local governments to allow our employees to work with confidence knowing that their health and safety is a key priority. We have begun to allow visitors and business associates to our facilities, provided they adhere to the Company's guidelines. Resources are available to our employees via the Company's benefits website, which include the latest news on COVID-19, steps to prevent illness and resources for mental health.
Refer to the Liquidity and Capital Resources section of Management's Discussion and Analysis for information on the impact of COVID-19 on the liquidity of the Company.

RESULTS OF OPERATIONS

Net Sales from Continuing Operations

	For the Three Months Ended		For the Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
	(in thousands)
Net sales	$182,394	$177,890	$354,010	$385,212
$ change	4,504	3,178	(31,202)	44,066
% change	2.5%	1.8%	(8.1)%	12.9%

Sales of disposed businesses that did not qualify for discontinued operations	—	4,812	1,704	13,298
Organic sales	$182,394	$173,078	$352,306	$371,914
$ change	9,316		(19,608)
% change	5.4%		(5.3)%

For the Three Months Ended

Net sales increased for the three-month fiscal period ended July 2, 2021, as compared to the corresponding period in 2020, due to a 5.4% increase in organic sales related to the recoveries in our medical and industrial end markets. Improvements in our miniature bearings contributed to the $8.1 million increase in sales in our medical products and $4.5 million increase in sales of our industrial products. Sales of our medical products also benefited from an increase in sales of products used in medical implantable and analytical devices. Additionally contributing to our higher organic sales were increases in sales of $1.2 million on our defense programs and $1.0 million under our safe and arm devices programs. These increases were primarily attributable to higher direct commercial sales of our JPF to foreign militaries and an increase in sales on our A-10 program, partially offset by unfavorable performance on certain fuzing and structures contracts.

The increases discussed above were partially offset by lower sales on our commercial, business and general aviation programs which continue to be impacted by the effects of COVID-19, more specifically our commercial bearings products. Additionally contributing to the decrease was $4.8 million in lower sales due to the sale of our UK Composites business in the current year.
Foreign currency exchange rates relative to the U.S. dollar had a favorable impact of $2.4 million in the three-month fiscal period ended July 2, 2021.

The table below summarizes the changes in organic net sales by product line for the three-month fiscal period ended July 2, 2021, compared to the corresponding period in 2020.

Product Line	Increase (Decrease)	$ (in millions)	%
Defense	↑	$1.2	3.0%
Safe and Arm Devices	↑	$1.0	1.8%
Commercial, Business and General Aviation	↓	$(5.5)	(11.8)%
Medical	↑	$8.1	54.8%
Industrial	↑	$4.5	28.2%

For the Six Months Ended

Net sales decreased for the six-month fiscal period ended July 2, 2021 as compared to the corresponding period in 2020, due to a 5.3% decrease in organic sales. The decrease was primarily attributable to $18.0 in lower organic sales on our commercial, business and general aviation programs which continue to be impacted by the effects of COVID-19 and lower sales on certain structures contracts, partially offset by a K-MAX® aircraft delivery in the current period. Sales of our safe and arm devices decreased $15.4 million primarily due to lower direct commercial sales of our JPF to foreign militaries, partially offset by higher sales under the JPF program with the U.S. Government ("USG"). Additionally contributing to the decrease in sales was $11.6 million in lower sales due to the sale of our UK Composites business in the current year.

The decreases discussed above were partially offset by recoveries in our medical and industrial end markets. Improvements in our miniature bearings contributed to the $7.7 million increase in sales in our medical products and $6.1 million increase in our industrial products. Sales of our medical products also benefited from an increase in sales of products used in medical implantable and analytical devices. Foreign currency exchange rates relative to the U.S. dollar had a favorable impact of $4.6 million in the six-month fiscal period ended.

Defense sales remained relatively flat due to higher sales on the A-10 program, mostly offset by unfavorable performance on certain structures programs.

The table below summarizes the changes in organic net sales by product line for the six-month fiscal period ended July 2, 2021, compared to the corresponding period in 2020.

Product Line	Increase (Decrease)	$ (in millions)	%
Defense	—	$—	—%
Safe and Arm Devices	↓	$(15.4)	(13.4)%
Commercial, Business and General Aviation	↓	$(18.0)	(16.9)%
Medical	↑	$7.7	21.6%
Industrial	↑	$6.1	18.7%

Gross Profit from Continuing Operations

	For the Three Months Ended		For the Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
	(in thousands)
Gross profit	$61,946	$56,668	$114,851	$124,370
$ change	5,278	4,079	(9,519)	17,260
% change	9.3%	7.8%	(7.7)%	16.1%
% of net sales	34.0%	31.9%	32.4%	32.3%

Gross profit increased for the three-month fiscal period ended July 2, 2021, as compared to the corresponding period in 2020. This increase was primarily attributable to higher direct commercial sales of our JPF to foreign militaries and higher sales and associated gross profit on the SH-2G program with New Zealand and our springs, seals and contacts. These increases, totaling $9.0 million, were partially offset by lower sales and associated gross profit on our missile fuzing contracts and our bearings products.

Gross profit decreased for the six-month fiscal period ended July 2, 2021, as compared to the corresponding period in 2020. This decrease was primarily attributable to lower direct commercial sales of our JPF to foreign militaries and lower sales and associated gross profit on our commercial bearings products, the MK54 fuzing program and our Boeing Wing-to-Body Fairing program. These decreases, totaling $20.1 million, were partially offset by higher sales and associated gross profit under our JPF program with the USG and on our springs, seals and contacts.

Selling, General & Administrative Expenses (S,G&A) from Continuing Operations

	For the Three Months Ended		For the Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
	(in thousands)
S,G&A	$38,719	$38,396	$76,847	$91,724
$ change	323	843	(14,877)	16,202
% change	0.8%	2.2%	(16.2)%	21.5%
% of net sales	21.2%	21.6%	21.7%	23.8%

S,G&A remained relatively flat for the three-month fiscal period ended July 2, 2021, when compared to the corresponding period in 2020. S,G&A as a percentage of sales decreased compared to the second quarter of 2020, driven in large part by efficiencies achieved as part of our cost reduction efforts and the benefit of lower employee related costs.

S,G&A decreased for the six-month fiscal period ended July 2, 2021, when compared to the corresponding period in 2020. This was primarily attributable to the absence of $8.5 million in Bal Seal acquisition costs and $2.3 million in third party costs associated with our efforts to reduce general and administrative expenses in the prior year and lower employee-related costs due to our cost reductions efforts.

Costs from Transition Service Agreement

	For the Three Months Ended		For the Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
	(in thousands)
Costs from transition services agreement	$999	$4,373	$1,704	$8,513

Upon closing the sale of our former Distribution business, the Company entered into a TSA with the buyer, pursuant to which the Company agreed to support the information technology, human resources and benefits, tax and treasury functions of the Distribution business for six to twelve months. The buyer exercised the option to extend the support period for up to a maximum of an additional year for certain information technology services. The buyer has the right to terminate individual services at any point over the renewal term and began to terminate certain services in 2020. Substantially all services were completed as of the end of the first quarter of 2021 and we expect the TSA to be fully completed in the third quarter of 2021. We incurred $1.0 million and $1.7 million in costs associated with the TSA in the three-month and six-month fiscal periods ended July 2, 2021, respectively. These costs were partially offset by $0.4 million and $0.9 million in income earned from the TSA in the three-month and six-month fiscal periods ended July 2, 2021, respectively, which was included below operating income in income from transition services agreement on the Company's Condensed Consolidated Statement of Operations. We incurred $4.4 million and $8.5 million in costs associated with the TSA in the three-month and six-month fiscal periods ended July 3, 2020, respectively. These costs were partially offset by $3.1 million and $6.0 million in income earned from the TSA in the three-month and six-month fiscal periods ended July 2, 2021, respectively, which was included below operating income in income from transition services agreement on the Company's Condensed Consolidated Statement of Operations.

Cost of Acquired Retention Plans

	For the Three Months Ended		For the Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
	(in thousands)
Costs of acquired retention plans	$—	$5,704	$—	$11,407

Bal Seal's previous owner implemented employee retention plans prior to our acquisition in the first quarter of 2020. Upon closing, we funded $24.7 million of the purchase price into escrow accounts associated with these employee retention plans. As of the date of acquisition, Bal Seal had $1.9 million in costs accrued for these employee retention plans, and the remaining $22.8 million in compensation expense associated with these retention plans was incurred ratably throughout the year ended December 31, 2020. This amount and related interest was included in restricted cash on the Company's Consolidated Balance Sheets as of December 31, 2020. Eligible participants received an allocation of the escrow balance one year following the acquisition date, which is reflected in the Company's cash flows from operating activities for the six-month fiscal period ended July 2, 2021.

Restructuring and Severance Costs

	For the Three Months Ended		For the Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
	(in thousands)
Restructuring and severance costs	$1,516	$4,484	$2,868	$6,279

The Company continues to evaluate its costs with the objective of a lean organizational structure that provides a scalable infrastructure which facilitates future growth opportunities. In the three-month and six-month fiscal periods ended July 2, 2021, the Company incurred $1.5 million and $2.9 million in severance costs associated with these cost reduction efforts. These actions are expected to contribute total annualized cost savings of approximately $4.8 million, which we expect to realize beginning in the first quarter of 2022.

Following the sale of our former distribution business, we announced that we would undertake a comprehensive review of our general and administrative functions in order to improve operational efficiency and to align our costs with our revenues. We identified information technology functions to be outsourced, workforce reductions and other reductions in certain general and administrative expenses which were completed in 2020 to support the cost savings initiative. These actions resulted in $1.8 million and $3.1 million in severance costs in the three-month and six-month fiscal periods ended July 3, 2020. Actions taken since the announcement of the cost savings initiative through 2020 are expected to contribute total annualized cost savings of approximately $18.2 million.

During the second quarter of 2020, the Company implemented workforce reductions and elected to eliminate certain open positions as a response to the unprecedented hardships brought on by COVID-19. For the three-month fiscal period ended July 3, 2020, the Company recorded severance costs of $2.7 million related to workforce reductions.

In addition to the severance costs discussed above, we incurred $0.5 million in severance costs as we integrated the acquisition of Bal Seal in the six-month fiscal period ended July 3, 2020.

Loss (Gain) on Sale of Business

	For the Three Months Ended		For the Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
	(in thousands)
Loss (gain) on sale of business	$—	$—	$234	$(493)

In 2020, we received approval from our Board of Directors to sell our UK Composites business. In the fourth quarter of 2020, we accrued a loss of $36.3 million on the anticipated sale. In the first quarter of 2021, we closed on a transaction to sell the UK Composites business. We recorded an additional loss of $0.2 million in the six-month fiscal period ended July 2, 2021 associated with the sale.

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

Operating Income (Loss)

	For the Three Months Ended		For the Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
	(in thousands)
Operating income (loss)	$14,832	$(2,770)	$20,445	$(7,192)
$ change	17,602	(13,345)	27,637	(30,136)
% change	635.5%	(126.2)%	384.3%	(131.3)%
% of net sales	8.1%	(1.6)%	5.8%	(1.9)%

The Company had operating income of $14.8 million for the three-month fiscal period ended July 2, 2021, compared to an operating loss of $2.8 million in the comparable period in 2020. The increase in operating income was primarily driven by higher sales and gross profit as discussed above, lower costs related to the TSA, the absence of costs associated with the acquired retention plans incurred in the prior year and lower severance costs.

The Company had operating income of $20.4 million for the six-month fiscal period ended July 2, 2021, compared to an operating loss of $7.2 million in the comparable period in 2020. The increase in operating income was primarily driven by lower costs related to the TSA, the absence of Bal Seal acquisition costs and the costs associated with the acquired retention plans incurred in the prior year, lower severance costs and lower employee-related costs. These changes were partially offset by lower sales and gross profit, as discussed above.

Interest Expense, Net

	For the Three Months Ended		For the Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
	(in thousands)
Interest expense, net	$4,335	$5,808	$8,586	$9,055

Interest expense, net, generally consists of interest charged on our Credit Agreement, which includes a revolving credit facility, our convertible notes and the amortization of debt issuance costs, offset by interest income. The decrease in interest expense, net for the three-month fiscal period ended July 2, 2021 was primarily attributable to lower average borrowings and a decrease in interest expense associated with our deferred compensation plan. The decrease in interest expense, net for the six-month fiscal period ended July 2, 2021 was primarily attributable to lower average borrowings, partially offset by lower interest income and an increase in interest expense associated with our deferred compensation plan.

Effective Income Tax Rate from Continuing Operations

	For the Three Months Ended		For the Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020

Effective income tax rate from continuing operations	31.7%	92.6%	22.3%	77.0%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings from continuing operations for the period. The variation in the effective tax rate for the current periods compared to the corresponding periods in the prior year was primarily attributable to positive earnings in the current period versus certain discrete provision to return benefits and the relatively small pretax loss in the prior periods. Additionally, in the three-month period ended July 2, 2021, the effective tax rate was impacted by discrete charges related to the sale of the Company's UK Composites business. See Note 18, Income Taxes, for further information on the Company's valuation allowance for deferred tax assets.

Backlog

	July 2, 2021	December 31, 2020
	(in thousands)
Backlog	$510,224	$631,236

Backlog decreased during the first six months of 2021. The decrease was primarily attributable to revenue recognized on deliveries of direct commercial JPF orders, bearings and springs, seals and contacts and work performed on our structures and missile fuzing programs. These decreases were partially offset by orders of our bearings products and springs, seals and contacts.

Major Programs/Product Lines

Below is a discussion of significant changes in our major programs during the first six months of 2021. See our 2020 Form 10-K, including Item 1A, "Risk Factors", for a complete discussion of our major programs.

FMU-152 A/B – JPF

We manufacture the JPF, an electro-mechanical bomb safe and arming device, which allows the settings of a weapon to be programmed in flight. Sales of these fuzes can be direct to the USG, Foreign Military Sales ("FMS") through the USG and Direct Commercial Sales (“DCS”) to foreign militaries that, although not funded by or sold through the USG, require regulatory approvals from the USG.

A total of 8,200 fuzes were delivered to our customers during the second quarter of 2021, bringing the year-to-date total to 16,290 fuzes for the six-month fiscal period ended July 2, 2021. We expect to deliver 30,000 to 35,000 fuzes in 2021.

Total JPF backlog at July 2, 2021, was $139.4 million, down from $214.7 million at December 31, 2020, reflecting the delivery of fuzes during the first six months of the year. Of the $139.4 million in backlog at July 2, 2021, $1.3 million requires the receipt of export approvals, licenses or authorizations from the USG before we are permitted to ship the fuzes outside of the United States. The timing and receipt of any such export approvals, licenses, or authorizations are subject to political and geopolitical conditions that are beyond our control. Therefore, there can be no assurance that this portion of our backlog will be converted to a firm sale and, even if it is, the timing of the conversion.

Our JPF program continues to move through its product lifecycle, reflecting the previously announced decision of the United States Air Force ("USAF") to move to the FMU-139 D/B (which we do not produce) as its primary fuze system. During the first quarter of 2021, we completed our delivery requirements under Option 14 of our USG contract and we began to satisfy the requirements under Option 15, which relates solely to the procurement of fuzes by 25 foreign militaries and has an expected value of approximately $57.3 million. We expect to receive an award under Option 16 during the second half of 2021, and similar to Option 15, we expect this order will relate solely to the procurement of fuzes by or in support of foreign militaries and will not include any sales to the USAF. We currently expect Option 16 to have a value of approximately $40 million to $45 million. Assuming that is the case, Option 16 would extend FMU-152 A/B production into 2023.

We continue to market the FMU-152 A/B directly to foreign militaries, and we are currently in discussions with two Middle Eastern customers for one or more follow-on orders aggregating approximately $45.0 million. The final value of these orders will be dependent on volume and pricing agreed upon in the completed contracts. If received, these orders would continue to extend the life of the program. As discussed above, these orders would be subject to export approvals, licenses and other authorizations necessary to effectuate the sales, which are subject to political and geopolitical conditions.

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

COVID-19

We anticipate that the disruptions and delays resulting from the spread of COVID-19 and the measures instituted by governments and businesses to mitigate its spread could impact our liquidity in the next twelve months. At July 2, 2021, the Company had $98.4 million of cash on our Condensed Consolidated Balance Sheet. We are closely managing our daily cash flows to optimize our liquidity position. We also continue to closely monitor the collectability of our receivables from commercial aerospace customers as we recognize there may be delays in payments due to the impacts of COVID-19 on our customers. As of the date of this filing, we do not believe there has been any material impact on the collectability of these receivables. In addition to the daily reviews of collections and payables, management meets with our business units on a regular basis to review liquidity.
As of the date of this filing, we believe the Company has adequate liquidity due to the cash we have on hand, the bank financing we have available to us and the other actions we have taken to enhance financial flexibility and reduce the potential impact of the pandemic on the Company.

A summary of our consolidated cash flows from continuing operations is as follows:

	For the Six Months Ended
	July 2, 2021	July 3, 2020	2021 vs. 2020
	(in thousands)
Total cash provided by (used in):
Operating activities	$(14,723)	$(79,400)	$64,677
Investing activities	(12,201)	(308,903)	296,702
Financing activities	(10,620)	177,187	(187,807)

Free Cash Flow (a)
Net cash used in operating activities	$(14,723)	$(79,400)	$64,677
Expenditures for property, plant and equipment	(8,102)	(9,592)	1,490
Free cash flow	$(22,825)	$(88,992)	$66,167
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

Net cash used in operating activities was $14.7 million for the six-month fiscal period ended July 2, 2021, a $64.7 million improvement to cash used in the comparable period in 2020. This change was largely driven by the collection of payments on outstanding receivables, more specifically significant receipts on JPF DCS receivables and lower material receipts on the K-MAX® program and the JPF DCS program in the current period. These changes were partially offset by approximately $25.1 million in nonrecurring payments to eligible participants of Bal Seal's employee retention plans implemented prior to our acquisition in 2020.

Net cash used in investing activities was $12.2 million for the six-month fiscal period ended July 2, 2021, $296.7 million less than cash used in the comparable period in 2020. This change was primarily attributable to cash used to acquire Bal Seal in the prior year.

Net cash used in financing activities was $10.6 million for the six-month fiscal period ended July 2, 2021, compared to net cash provided by financing activities of $177.2 million in the comparable period in 2020. This change was primarily due to higher net borrowings under our revolving credit facility in the prior year in preparation for the potential impact of the COVID-19 pandemic, partially offset by lower purchases of treasury shares in the current period.

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

We incurred $7.4 million of debt issuance costs in connection with the sale of the 2024 Notes, which was allocated between the debt and equity components of the instrument. Of the total amount, $0.7 million was recorded as an offset to additional paid-in capital. The balance, $6.7 million, was recorded as a contra-debt balance and is being amortized over the term of the 2024 Notes. Total amortization expense for the three-month fiscal periods ended July 2, 2021 and July 3, 2020 was $0.3 million in both periods. Total amortization expense for the six-month fiscal periods ended July 2, 2021 and July 3, 2020 was $0.5 million in both periods.

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

We incurred $3.6 million of debt issuance costs in connection with the amendment and restatement of the Credit Agreement. Total amortization expense for the three-month fiscal periods ended July 2, 2021 and July 3, 2020 was $0.2 million in both periods. Total amortization expense for the six-month fiscal periods ended July 2, 2021 and July 3, 2020 was $0.4 million in both periods.

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

No amounts were outstanding under the revolving credit facility in the second quarter of 2021; therefore, the interest rate for the period was 0%. We are required to pay a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.150% to 0.250% per annum, based on the Senior Secured Net Leverage Ratio. Fees for outstanding letters of credit range from 1.125% to 1.625%, based on the Senior Secured Net Leverage Ratio. There were no bank borrowings during the six-month period ended July 2, 2021, compared to total average bank borrowings of $111.9 million for the year ended December 31, 2020.

The following table shows the amounts available for borrowing under the Company's revolving credit facility:

	July 2, 2021	December 31, 2020
In thousands
Total facility	$800,000	$800,000
Amounts outstanding, excluding letters of credit	—	—
Amounts available for borrowing, excluding letters of credit	800,000	800,000
Letters of credit under the credit facility(1)(2)	92,646	165,373
Amounts available for borrowing	$707,354	$634,627

Amounts available for borrowing subject to EBITDA, as defined by the Credit Agreement(3)	$350,809	$363,997
(1) The Company has entered into standby letters of credit issued on the Company's behalf by financial institutions, and directly issued guarantees to third parties primarily related to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit generally are available for draw down in the event the Company does not perform its obligations.
(2) Of these amounts, $86.3 million and $146.2 million letters of credit relate to a JPF DCS contract in the periods ended July 2, 2021 and December 31, 2020, respectively.
(3) Amounts available for borrowing subject to EBITDA reflect the minimum borrowing capacity under EBITDA, subject to adjustments.

Other Sources/Uses of Capital

Letters of Credit

Of the standby letters of credit under our credit facility, $86.3 million in letters of a credit relate to a JPF DCS contract, including the offset agreement. In the event that we default on the contract and we are unable to fulfill our contractual obligations, our customer has the ability to draw on the letters of credit.

Pension Plans

Management regularly monitors pension plan asset performance and the assumptions used in the determination of our benefit obligation, comparing them to actual performance. We continue to believe the assumptions selected are valid due to the long-term nature of our benefit obligation.

We contributed $10.0 million to the qualified pension plan and $0.3 million to the SERP through the end of the second quarter of 2021. No further contributions are expected to be made to the qualified pension plan during 2021. We plan to contribute an additional $2.5 million to the SERP in 2021. For the 2020 plan year, we contributed $10.0 million to the qualified pension plan and $0.5 million to the SERP.

Effective December 31, 2015, our qualified pension plan was frozen with respect to future benefit accruals. Under USG Cost Accounting Standard (“CAS”) 413, we must calculate the USG’s share of any pension curtailment adjustment calculated resulting from the freeze. Such adjustments can result in an amount due to the USG for pension plans that are in a surplus position or an amount due to the contractor for plans that are in a deficit position. During the fourth quarter of 2016, we accrued a $0.3 million liability representing our estimate of the amount due to the USG based on our pension curtailment calculation, which was submitted to the USG for review in December 2016. We have maintained our accrual at $0.3 million as of July 2, 2021. There can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on our results of operations, financial position and cash flows.

Share-based Arrangements

In 2021, the Company modified its long-term incentive program to increase the emphasis on equity. Beginning in the first quarter of 2021, the long-term incentive awards granted to the Company's Named Executive Officers ("NEOs") will consist of a combination of service-based RSAs and PSUs which are intended to be settled in shares, as opposed to cash-based awards that had been utilized in the past. These awards are expected to increase the alignment of interests between the Company's NEOs and shareholders and help build stock ownership for new executives, supporting both executive retention and the Company's long-term financial performance. RSAs will vest over a three-year period on each of the first three anniversaries of the date of grant. The number of PSUs that will vest will be determined based on total shareholder return ("TSR") and return on total invested capital ("ROIC") over a three-year performance period, each of which will remain equally weighted in determining payouts. The achievement level for both factors may range from zero to 200%. As of July 2, 2021, future compensation costs related to non-vested stock options, restricted stock grants and performance stock grants is $11.1 million. The Company anticipates that this cost will be recognized over a weighted-average period of 2.49 years.

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

Organic Sales from continuing operations (in thousands)
	For the Three Months Ended		For the Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Net sales	$182,394	$177,890	$354,010	$385,212
Acquisition sales	—	—	—	—
Sales of disposed businesses that did not qualify for discontinued operations	—	4,812	1,704	13,298
Organic Sales	$182,394	$173,078	$352,306	$371,914

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes outside the ordinary course of business in our contractual obligations or off-balance sheet arrangements during the first six months of 2021. See our 2020 Form 10-K for a discussion of our contractual obligations and off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the Company’s exposure to market risk during the first six months of 2021. See the Company’s 2020 Form 10-K for a discussion of the Company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended, as of July 2, 2021. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of July 2, 2021, our disclosure controls and procedures were effective.

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

While it is not possible to predict the outcome of these matters with certainty, based upon available information, management believes that all settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in legal proceedings and that can be reasonably estimated are accrued for at July 2, 2021. Despite this analysis, there can be no assurance that the final outcome of these matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

As of July 2, 2021, neither the Company nor any of its subsidiaries was a party, nor was any of its or their property subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company and its subsidiaries. Additional information relating to certain of these matters is set forth in Note 14, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements.

Environmental Matters

The Company and its subsidiaries are subject to numerous U.S. federal, state and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities (including past activities of companies we have acquired). From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which may include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. While it is not possible to predict the outcome of these proceedings, in the opinion of management, any payments we may be required to make as a result of all such claims in existence at July 2, 2021, will not have a material adverse effect on our business, financial condition and results of operations or cash flows.

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
Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and other factors that may cause the Company's actual results and financial condition to differ materially from those expressed or implied in the forward-looking statements. Such risks, uncertainties and other factors include, among others: (i) risks related to Kaman's performance of its obligations under the transition services agreement entered into in connection with the sale of our former Distribution business and UK Composites business and disruption of management time from ongoing business operations relating thereto; (ii) changes in domestic and foreign economic and competitive conditions in markets served by the Company, particularly the defense, commercial aviation and industrial production markets; (iii) changes in government and customer priorities and requirements (including cost-cutting initiatives, government and customer shut-downs, the potential deferral of awards, terminations or reductions of expenditures to respond to the priorities of Congress and the Administration, or budgetary cuts resulting from Congressional actions, including the elimination of Overseas Contingency Operations funding, or automatic sequestration); (iv) the global economic impact of the COVID-19 pandemic; (v) changes in geopolitical conditions in countries where the Company does or intends to do business; (vi) the successful conclusion of competitions for government programs (including new, follow-on and successor programs) and thereafter successful contract negotiations with government authorities (both foreign and domestic) for the terms and conditions of the programs; (vii) the timely receipt of any necessary export approvals and/or other licenses or authorizations from the USG; (viii) timely satisfaction or fulfillment of material contractual conditions precedents in customer purchase orders, contracts, or similar arrangements; (ix) the existence of standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; (x) the successful resolution of government inquiries or investigations relating to our businesses and programs; (xi) risks and uncertainties associated with the successful implementation and ramp up of significant new programs, including the ability to manufacture the products to the detailed specifications required and recover start-up costs and other investments in the programs; (xii) potential difficulties associated with variable acceptance test results, given sensitive production materials and extreme test parameters; (xiii) the receipt and successful execution of production orders under the Company's existing USG JPF contract, including the exercise of all contract options and receipt of orders from allied militaries, but excluding any next generation programmable fuze programs, as all have been assumed in connection with goodwill impairment evaluations; (xiv) the continued support of the existing K-MAX® helicopter fleet, including the sale of existing K-MAX® spare parts inventory and the receipt of orders for new aircraft sufficient to recover our investments in the K-MAX® production line; (xv) the accuracy of current cost estimates associated with environmental remediation activities; (xvi) the profitable integration of acquired businesses into the Company's operations; (xvii) the ability to recover from cyber-based or other security attacks, information technology failures or other disruptions, including the December 2020 Bal Seal incident; (xviii) changes in supplier sales or vendor incentive policies; (xix) the ability of our suppliers to satisfy their performance obligations; (xx) the effects of price increases or decreases; (xxi) the effects of pension regulations, pension plan assumptions, pension plan asset performance, future contributions and the pension freeze, including the ultimate determination of the USG's share of any pension curtailment adjustment calculated in accordance with CAS 413; (xxii) future levels of indebtedness and capital expenditures; (xxiii) the continued availability of raw materials and other commodities in adequate supplies and the effect of increased costs for such items; (xxiv) the effects of currency exchange rates and foreign competition on future operations; (xxv) changes in laws and regulations, taxes, interest rates, inflation rates and general business conditions; (xxvi) future repurchases and/or issuances of common stock; (xxvii) the occurrence of unanticipated restructuring costs or the failure to realize anticipated savings or benefits from past or future expense reduction actions; (xxviii) the ability to recruit and retain skilled employees; and (xxix) other risks and uncertainties set forth herein and in our 2020 Form 10-K.

Any forward-looking information provided in this report should be considered with these factors in mind. We assume no obligation to update any forward-looking statements contained in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of common stock by the Company during the three-month fiscal period ended July 2, 2021:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan (in thousands)
April 3, 2021 - April 30, 2021	—	$—	—	$2,168
May 1, 2021 - May 28, 2021	—	$—	—	$2,168
May 29, 2021 - July 2, 2021	845	$54.00	—	$2,168
Total	845		—

(a) During the second quarter of 2021 the Company purchased 845 shares in connection with employee tax withholding obligations as permitted by our equity compensation plans, which are SEC Rule 16b-3 qualified compensation plans. These were not purchases under our publicly announced program.

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
10.2
Amendment No. 1 to Executive Employment Agreement, dated July 8, 2021, by and between the Company and Mr. Starr (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 8, 2021, File No. 001-35419).*
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

KAMAN CORPORATION
Registrant
Date:	August 5, 2021		/s/ Ian K. Walsh
		By:	Ian K. Walsh
Chairman, President and
Chief Executive Officer

Date:	August 5, 2021		/s/ James G. Coogan
		By:	James G. Coogan
Senior Vice President and
Chief Financial Officer