Form 10-Q
period 2021-10-01
KAMAN Corp
filed 2021-11-02
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	October 1, 2021
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ______

Commission File Number:	001-35419

KAMAN CORPORATION
(Exact name of registrant as specified in its charter)

Connecticut	06-0613548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1332 Blue Hills Avenue,	Bloomfield,	Connecticut	06002
(Address of principal executive offices)			(Zip Code)

(860)	243-7100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock ($1 par value)	KAMN	New York Stock Exchange LLC

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

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

At October 29, 2021, there were	27,850,233	shares of Common Stock outstanding.

PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts) (Unaudited)

	October 1, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$121,458	$104,377
Restricted cash	—	25,121
Accounts receivable, net	80,849	153,806
Contract assets	128,824	108,645
Contract costs, current portion	1,533	3,511
Inventories	195,700	185,072
Income tax refunds receivable	2,123	5,269
Other current assets	14,488	12,173
Total current assets	544,975	597,974
Property, plant and equipment, net of accumulated depreciation of $246,431 and $228,984, respectively	199,955	210,852
Operating right-of-use assets, net	11,091	12,880
Goodwill	242,366	247,244
Other intangible assets, net	141,055	150,198
Deferred income taxes	34,061	39,809
Contract costs, noncurrent portion	10,389	8,311
Other assets	37,808	39,125
Total assets	$1,221,700	$1,306,393
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable – trade	$38,738	$60,200
Accrued salaries and wages	40,639	70,552
Contract liabilities, current portion	10,719	39,073
Operating lease liabilities, current portion	4,215	4,305
Income taxes payable	1,228	19
Liabilities held for sale, current portion	—	18,086
Other current liabilities	42,291	36,177
Total current liabilities	137,830	228,412
Long-term debt, excluding current portion, net of debt issuance costs	188,407	185,401
Deferred income taxes	7,180	7,381
Underfunded pension	37,326	69,610
Contract liabilities, noncurrent portion	15,426	11,019
Operating lease liabilities, noncurrent portion	7,556	9,325
Liabilities held for sale, noncurrent portion	—	1,171
Other long-term liabilities	41,226	47,636
Commitments and contingencies (Note 14)
Shareholders' equity:
Preferred stock, $1 par value, 200,000 shares authorized; none outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; voting; 30,414,184 and 30,278,668 shares issued, respectively	30,414	30,279
Additional paid-in capital	246,516	238,829
Retained earnings	746,300	728,764
Accumulated other comprehensive income (loss)	(115,322)	(130,821)
Less 2,569,169 and 2,555,785 shares of common stock, respectively, held in treasury, at cost	(121,159)	(120,613)
Total shareholders’ equity	786,749	746,438
Total liabilities and shareholders’ equity	$1,221,700	$1,306,393
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts) (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Net sales	$179,836	$213,959	$533,846	$599,171
Cost of sales	116,771	147,084	355,930	407,926
Gross profit	63,065	66,875	177,916	191,245
Selling, general and administrative expenses	39,335	36,764	116,182	128,488
Goodwill impairment	—	50,307	—	50,307
Research and development costs	2,540	3,634	10,004	11,336
Intangible asset amortization expense	2,624	4,826	7,898	11,269
Costs from transition services agreement	24	3,019	1,728	11,532
Cost of acquired retention plans	—	5,703	—	17,110
Restructuring and severance costs	2,611	1,541	5,479	7,820
Loss (gain) on sale of business	—	—	234	(493)
Net (gain) loss on sale of assets	(31)	8	(16)	(5)
Operating income (loss)	15,962	(38,927)	36,407	(46,119)
Interest expense, net	3,646	5,327	12,232	14,382
Non-service pension and post retirement benefit income	(6,612)	(4,063)	(19,832)	(12,188)
Income from transition services agreement	(14)	(1,829)	(931)	(7,853)
Other (income) expense, net	(172)	(534)	275	(424)
Earnings (loss) from continuing operations before income taxes	19,114	(37,828)	44,663	(40,036)
Income tax expense (benefit)	4,447	679	10,156	(1,022)
Earnings (loss) from continuing operations	14,667	(38,507)	34,507	(39,014)
Earnings from discontinued operations before gain on disposal, net of tax	—	—	—	—
Gain on disposal of discontinued operations, net of tax	—	—	—	692
Total earnings from discontinued operations	—	—	—	692
Net earnings (loss)	$14,667	$(38,507)	$34,507	$(38,322)

Earnings per share:
Basic earnings (loss) per share from continuing operations	$0.53	$(1.39)	$1.24	$(1.41)
Basic earnings per share from discontinued operations	0.00	0.00	0.00	0.03
Basic earnings (loss) per share	$0.53	$(1.39)	$1.24	$(1.38)
Diluted earnings (loss) per share from continuing operations	$0.53	$(1.39)	$1.24	$(1.41)
Diluted earnings per share from discontinued operations	0.00	0.00	0.00	0.03
Diluted earnings (loss) per share	$0.53	$(1.39)	$1.24	$(1.38)
Average shares outstanding:
Basic	27,882	27,687	27,855	27,718
Diluted	27,888	27,687	27,889	27,718

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Net earnings (loss)	$14,667	$(38,507)	$34,507	$(38,322)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments and other	(4,342)	9,130	12,890	6,599
Change in pension and post-retirement benefit plan liabilities, net of tax expense of $257 and $330 and $773 and $990, respectively	868	1,107	2,609	3,321
Other comprehensive (loss) income	(3,474)	10,237	15,499	9,920
Comprehensive income (loss)	$11,193	$(28,270)	$50,006	$(28,402)

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS KAMAN CORPORATION AND SUBSIDIARIES (In thousands) (Unaudited)

	For the Nine Months Ended
	October 1, 2021	October 2, 2020
Cash flows from operating activities:
Net earnings (loss)	$34,507	$(38,322)
Less: Total earnings from discontinued operations	—	692
Earnings (loss) from continuing operations	$34,507	$(39,014)
Adjustments to reconcile net earnings from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	27,474	32,204
Amortization of debt issuance costs	1,406	1,325
Accretion of convertible notes discount	2,191	2,132
Provision for doubtful accounts	373	570
Goodwill impairment	—	50,307
Loss (gain) on sale of business	234	(493)
Net gain on sale of assets	(16)	(5)
Net loss on derivative instruments	815	144
Stock compensation expense	5,684	4,254
Deferred income taxes	4,822	6,590
Changes in assets and liabilities, excluding effects of acquisitions/divestitures:
Accounts receivable	71,434	(19,556)
Contract assets	(19,940)	(5,085)
Contract costs	(99)	(48)
Inventories	(12,435)	(18,273)
Income tax refunds receivable	3,145	(4,431)
Operating right of use assets	1,739	427
Other assets	1,042	526
Accounts payable - trade	(21,829)	(18,258)
Contract liabilities	(24,036)	(26,165)
Operating lease liabilities	(1,810)	(498)
Acquired retention plan payments	(25,108)	—
Other current liabilities	(2,698)	5,997
Income taxes payable	1,173	(3,464)
Pension liabilities	(29,256)	(18,662)
Other long-term liabilities	(4,689)	(2,903)
Net cash provided by (used in) operating activities of continuing operations	14,123	(52,379)
Cash flows from investing activities:
Proceeds from sale of discontinued operations	—	5,223
Proceeds from sale of business, net of cash on hand	(3,428)	493
Expenditures for property, plant & equipment	(11,364)	(14,232)
Acquisition of businesses, net of cash acquired	—	(304,661)
Other, net	(502)	(2,097)
Net cash used in investing activities of continuing operations	(15,294)	(315,274)
Cash flows from financing activities:
Net borrowings under revolving credit agreements	—	101,100
Purchase of treasury shares	(459)	(14,205)
Dividends paid	(16,672)	(16,675)
Other, net	4,086	2,843
Net cash (used in) provided by financing activities of continuing operations	(13,045)	73,063
Net decrease in cash and cash equivalents	(14,216)	(294,590)
Effect of exchange rate changes on cash and cash equivalents	(415)	458
Cash and cash equivalents and restricted cash at beginning of period (See Note 3)	136,089	471,540
Cash and cash equivalents and restricted cash at end of period	$121,458	$177,408
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three-month and nine-month fiscal periods ended October 1, 2021 and October 2, 2020
(Unaudited)

1. BASIS OF PRESENTATION

During the third quarter of 2019, Kaman Corporation ("the Company") completed the sale of its Distribution business for total cash consideration of approximately $700.0 million, excluding certain working capital adjustments which were finalized in the first quarter of 2020 and transaction costs. The finalization of the gain on the sale of the Distribution business was recorded to gain on disposal of discontinued operations, net of tax on the Company's Condensed Consolidated Statements of Operations in the nine-month fiscal period ended October 2, 2020. See Note 3, Disposals, to the Condensed Consolidated Financial Statements for further information.

During the fourth quarter of 2020, the Company committed to a plan and received approval from its Board of Directors to sell its United Kingdom ("UK") Composites division. As a result of the approved plan, the UK Composites division met the criteria set forth in Accounting Standards Codification 205-20, Presentation of Financial Statements - Discontinued Operations, ("ASC 205-20") for held for sale. At December 31, 2020, the assets of the UK Composites business were considered impaired as the estimated fair value of the disposal group was lower than the estimated carrying value of the UK Composites business. As a result, the assets of the UK Composites business were written off and the remaining loss related to the anticipated sale of the disposal group was accrued for in liabilities held for sale, current portion on the Company's Consolidated Balance Sheet. The related liabilities of the UK division to be sold were reclassified to liabilities held for sale, respectively, as of December 31, 2020 on the Company's Consolidated Balance Sheet. On February 2, 2021, the Company sold its UK Composites business. See Note 3, Discontinued Operations and Liabilities Held for Sale, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 Form 10-K") for additional information.

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

The Company has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The third quarters for 2021 and 2020 ended on October 1, 2021, and October 2, 2020, respectively.

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

Recent Accounting Standards Yet to be Adopted

In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers". The amendments in this standard update address diversity and inconsistency related to the recognition and measurement of contract assets and contract liabilities acquired in a business combination and require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. This standard update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the standard is permitted, including adoption in an interim period. The adoption of this standard update is not expected to have a material impact on the Company's consolidated financial statements; however, the impact will be dependent on future business combinations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 1, 2021 and October 2, 2020
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

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting". The objective of the standard is to address operational challenges likely to arise in accounting for contract modifications and hedge accounting due to reference rate reform. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The standard update is effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications by topic or industry subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. Once elected for a topic or industry subtopic, the amendments in this standard update must be applied prospectively for all eligible contract modifications for that topic or industry subtopic. An entity may elect to apply the amendments for eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. If an entity elects to apply any of the amendments for an eligible hedging relationship existing as of the beginning of the interim period that includes March 12, 2020, any adjustments as a result of those elections must be reflected as of the beginning of that interim period. If an entity elects to apply any of the amendments for a new hedging relationship entered into between the beginning of the interim period that includes March 12, 2020 and March 12, 2020, any adjustments as a result of those elections must be reflected as of the beginning of the hedging relationship. The Company is currently in the process of moving its LIBOR benchmark to other non-USD benchmark rates. The impact of the adoption of this standard update is dependent on the Company's contracts modifications as a result of reference rate reform; however, the Company does not expect the adoption of the amendments associated with hedging relationships to have a material impact on the Company's consolidated financial statements.

Subsequent to the issuance of ASU 2020-04, the FASB issued the following update: ASU 2021-01, "Reference Rate Reform (Topic 848) - Scope". The amendments in this update affect the guidance within ASU 2020-04 and are being assessed with ASU 2020-04.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 1, 2021 and October 2, 2020
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

Of this amount, a loss of $36.3 million was recorded in the year ended December 31, 2020 and a loss of $0.2 million was recorded in the nine-month fiscal period ended October 1, 2021.

Cash and cash equivalents and restricted cash at the beginning of the period on the Company's Condensed Consolidated Statement of Cash Flows for the nine-month fiscal period ended October 1, 2021 includes $6.6 million of cash that was included in the UK Composites business disposal group. Given the assets of the disposal group were recognized net of the impairment recorded in the year ended December 31, 2020, such amounts were not reflected on the Company's Condensed Consolidated Balance Sheet at December 31, 2020.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 1, 2021 and October 2, 2020
(Unaudited)
3. DISPOSALS (CONTINUED)

Distribution Business - continued

Upon closing, the Company entered into a transition services agreement ("TSA") with the buyer, pursuant to which the Company agreed to support the information technology ("IT"), human resources and benefits, tax and treasury functions of the Distribution business for six to twelve months. The buyer exercised the option to extend the support period for up to a maximum of an additional year for certain IT services. The buyer had the right to terminate individual services at any point over the renewal term and began to terminate certain services in 2020. During the third quarter of 2021, the TSA expired and all services were completed as of the end of the period. The Company is currently negotiating a release agreement related to certain IT services, which may result in a cash outflow that is not material. Since the sale of the Distribution business, costs associated with the TSA were $18.9 million through October 1, 2021. Costs associated with the TSA in the three-month fiscal period ended October 1, 2021 were not material. The Company incurred $1.7 million in costs associated with the TSA in the nine-month fiscal period ended October 1, 2021. In addition, the Company incurred $3.0 million and $11.5 million in costs associated with the TSA in the three-month and nine-month fiscal periods ended October 2, 2020, respectively. These amounts were included in costs from transition services agreement on the Company's Condensed Consolidated Statements of Operations. Since the sale of the Distribution business, the Company earned $13.0 million in income associated with the TSA through October 1, 2021. Income earned associated with the TSA in the three-month fiscal period ended October 1, 2021 was not material. The Company earned $0.9 million in income associated with the TSA in the nine-month fiscal period ended October 1, 2021. In addition, the Company earned $1.8 million and $7.9 million in income associated with the TSA in the three-month and nine-month fiscal periods ended October 2, 2020, respectively. These amounts were included in income from transition services on the Company's Condensed Consolidated Statements of Operations.

Since the sale of the Distribution business, cash outflows from the Company to its former Distribution business totaled $8.1 million through October 1, 2021, which primarily related to Distribution employee and employee-related costs incurred prior to the sale. There were no cash flows from the Company to its former Distribution business in the nine-month fiscal period ended October 1, 2021. Cash outflows from the Company to its former Distribution business after the sale totaled $0.3 million for the nine-month fiscal period ended October 2, 2020. Since the sale of the Distribution business, cash inflows from the Company's former Distribution business to the Company totaled $18.7 million through October 1, 2021, which primarily related to cash received for services performed under the TSA and the $5.2 million working capital adjustment settled in the first quarter of 2020. Cash inflows from the Company's former Distribution business received in the nine-month fiscal periods ended October 1, 2021 and October 2, 2020 totaled $1.8 million and $12.5 million, respectively.

In the nine-month fiscal period ended October 2, 2020, the Company recorded a pretax gain on disposal of discontinued operations as a result of the final settlement of the working capital adjustment, partially offset by transaction costs. The pretax gain of $0.9 million was subject to income tax expense of $0.2 million, resulting in a gain on disposal of discontinued operations, net of tax of $0.7 million in the nine-month fiscal period ended October 2, 2020, which was included in the Company's Condensed Consolidated Statement of Operations. As the gain on the sale of the Distribution business was finalized in 2020, no activity aside from the TSA activity and cash flows discussed above impacted the Company's Condensed Consolidated Financial Statements in the three-month and nine-month fiscal periods ended October 1, 2021.

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

Upon closing, the Company funded $24.7 million associated with employee retention plans at Bal Seal. This amount and related interest was included in restricted cash on the Company's Consolidated Balance Sheets as of December 31, 2020. Eligible participants received an allocation of the escrow balance one year following the acquisition date, which was reflected in the Company's cash flows from operating activities for the nine-month fiscal period ended October 1, 2021.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 1, 2021 and October 2, 2020
(Unaudited)
5. REVENUE

Disaggregation of Revenue

The following table disaggregates total revenue by major product sales by end market.

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
In thousands
Defense	$43,017	$46,324	$126,408	$137,281
Safe and Arm Devices	49,393	81,252	148,985	196,238
Commercial, Business & General Aviation	44,746	52,894	133,834	164,006
Medical	21,996	17,506	65,441	53,245
Industrial & Other	20,684	15,983	59,178	48,401
Total revenue	$179,836	$213,959	$533,846	$599,171

COVID-19

The impact of the novel coronavirus (“COVID-19”) and the precautionary measures instituted by governments and businesses to mitigate the spread, including limiting non-essential travel, have contributed to a general slowdown in the global economy. The Company has implemented strategies to limit the risk to its operations with a continued focus on the health of its employees and the satisfaction of its customers’ requirements. Despite all of these efforts to mitigate the risks associated with COVID-19, the effects of the pandemic have adversely impacted our commercial end markets, more specifically Commercial, Business and General Aviation customers. The Company saw recoveries in the medical and industrial end markets through the first nine months of 2021 and management expects improved performance through the remainder of 2021. As of the date of this filing, the Company's defense and safe and arm device end markets have not been impacted by COVID-19. The extent and duration of time to which COVID-19 may adversely impact the Company depends on future developments, which are highly uncertain and unpredictable at this time.

The following table disaggregates total revenue by product types.

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020

Original Equipment Manufacturer	56%	49%	58%	55%
Aftermarket	17%	13%	14%	12%
Safe and Arm Devices	27%	38%	28%	33%
Total revenue	100%	100%	100%	100%

The following table illustrates the approximate percentage of revenue recognized for performance obligations satisfied over time versus the amount of revenue recognized for performance obligations satisfied at a point in time.

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020

Over time	41%	25%	37%	31%
Point-in-time	59%	75%	63%	69%
Total revenue	100%	100%	100%	100%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 1, 2021 and October 2, 2020
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

Net changes in revenue associated with cost growth on the Company's over time contracts were as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
In thousands
Net change in revenue due to change in profit estimates	$(937)	$(2,798)	$(1,518)	$(5,338)

The net reduction in revenue in the three-month fiscal period ended October 1, 2021 was primarily related to cost growth on certain missile fuzing contracts, partially offset by favorable cost performance on certain structures programs. The net reduction in revenue in the nine-month fiscal period ended October 1, 2021 was primarily related to cost growth on certain structures programs and missile fuzing contracts, partially offset by favorable cost performance on the joint programmable fuze ("JPF") contract with the U.S. Government ("USG"). The net reductions in revenue in the three-month and nine-month fiscal periods ended October 2, 2020 were primarily related to cost growth on certain structures programs and legacy fuzing contracts, partially offset by favorable cost performance on the JPF contract with the USG.

Unfulfilled Performance Obligations

Unfulfilled performance obligations ("backlog") represents the transaction price of firm orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts. Backlog at October 1, 2021 and December 31, 2020, and the portion of backlog the Company expects to recognize revenue on over the next twelve months is as follows:

	October 1, 2021(1)	December 31, 2020
In thousands
Backlog	$545,281	$631,236
(1) The Company expects to recognize revenue on approximately 65% of backlog as of October 1, 2021 over the next twelve months.

6. RESTRUCTURING AND SEVERANCE COSTS

General & Administrative Expense Reduction Initiative

The Company continues to evaluate its cost structure with the objective of a lean organizational structure that provides a scalable infrastructure which facilitates future growth opportunities. In the three-month and nine-month fiscal periods ended October 1, 2021, the Company incurred $0.4 million and $3.3 million, respectively, in severance costs associated with these cost reduction efforts, which were included in restructuring and severance costs on the Company's Condensed Consolidated Statements of Operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 1, 2021 and October 2, 2020
(Unaudited)
6. RESTRUCTURING AND SEVERANCE COSTS (CONTINUED)

General & Administrative Expense Reduction Initiative - continued

Following the sale of the Company's former Distribution business, the Company announced it would undertake a comprehensive review of its general and administrative functions in order to improve operational efficiency and to align the Company's costs with its revenues. The objective of the initiative was to ensure that the Company has a lean organizational structure that provides a scalable infrastructure that facilitates future growth opportunities. The Company identified information technology functions to be outsourced, workforce reductions and other reductions in certain general and administrative expenses which were completed in 2020 to support the cost savings initiative discussed above. In accordance with ASC 712-10, Compensation - Nonretirement Postemployment Benefits, the Company recorded $0.7 million and $3.8 million in severance costs associated with these workforce reductions in the three-month and nine-month fiscal periods ended October 2, 2020, respectively, which were included in restructuring and severance costs on the Company's Condensed Consolidated Statements of Operations.

Workforce Reductions in Response to COVID-19

During the first nine months of 2020, the Company implemented workforce reductions and elected to eliminate certain open positions as a response to the unprecedented hardships brought on by COVID-19. For the three-month and nine-month fiscal periods ended October 2, 2020, the Company recorded severance costs of $0.5 million and $3.2 million, respectively, related to workforce reductions, which were included in restructuring costs on the Company's Condensed Consolidated Statement of Operations.

Other Matters

In both the three-month and nine-month fiscal periods ended October 1, 2021, the Company incurred $2.2 million in costs associated with the separation of executive officers, which were included in restructuring and severance costs on the Company's Condensed Consolidated Statements of Operations.

In addition, the Company incurred $0.5 million in severance costs as it integrated the acquisition of Bal Seal in the nine-month fiscal period ended October 2, 2020.

7. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	October 1, 2021	December 31, 2020
In thousands
Trade receivables	$24,516	$19,945
U.S. Government contracts:
Billed	12,539	18,854
Cost and accrued profit - not billed	1,554	1,080
Commercial and other government contracts
Billed	39,730	111,794
Cost and accrued profit - not billed	4,141	4,141
Less allowance for doubtful accounts	(1,631)	(2,008)
Accounts receivable, net	$80,849	$153,806

The Company performs ongoing evaluations of its customers’ current creditworthiness, as determined by the review of their credit information, to determine if events have occurred subsequent to the recognition of revenue and the related receivable that provide evidence that such receivable will be realized in an amount less than that recognized at the time of sale. Estimates of credit losses are based on historical losses, current economic conditions, geographic considerations, and in some cases, evaluating specific customer accounts for risk of loss.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 1, 2021 and October 2, 2020
(Unaudited)
7. ACCOUNTS RECEIVABLE, NET (CONTINUED)
The following table summarizes the activity in the allowance for doubtful accounts in the nine-month fiscal period ended October 1, 2021:

In thousands
Balance at December 31, 2020	$(2,008)
Provision	(373)
Amounts written off	433
Recoveries	314
Changes in foreign currency exchange rates	3
Balance at October 1, 2021	$(1,631)

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
Accounts receivable, net includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	October 1, 2021	December 31, 2020
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$900	$900

8. CONTRACT ASSETS, CONTRACT COSTS AND CONTRACT LIABILITIES

Activity related to contract assets, contract costs and contract liabilities was as follows:

	October 1, 2021	December 31, 2020	$ Change	% Change
In thousands
Contract assets	$128,824	$108,645	$20,179	18.6%

Contract costs, current portion	$1,533	$3,511	$(1,978)	(56.3)%
Contract costs, noncurrent portion	$10,389	$8,311	$2,078	25.0%

Contract liabilities, current portion	$10,719	$39,073	$(28,354)	(72.6)%
Contract liabilities, noncurrent portion	$15,426	$11,019	$4,407	40.0%

Contract Assets

The increase in contract assets was primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the nine-month fiscal period ended October 1, 2021. This increase was primarily related to work performed and not yet billed on certain structures programs, the JPF program and the KAflex® program, partially offset by amounts billed on certain structures programs. There were no significant impairment losses related to the Company's contract assets during the three-month and nine-month fiscal periods ended October 1, 2021 and October 2, 2020.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 1, 2021 and October 2, 2020
(Unaudited)
8. CONTRACT ASSETS, CONTRACT COSTS AND CONTRACT LIABILITIES (CONTINUED)

Contract Assets - continued

Contract assets includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts were as follows:

	October 1, 2021	December 31, 2020
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$2,023	$3,178

Contract Costs

At October 1, 2021, costs to fulfill a contract and costs to obtain a contract were $11.4 million and $0.5 million, respectively. At December 31, 2020, costs to fulfill a contract and costs to obtain a contract were $9.3 million and $2.5 million, respectively. These amounts are included in contract costs, current portion and contract costs, noncurrent portion on the Company's Condensed Consolidated Balance Sheets at October 1, 2021 and December 31, 2020.

The decrease in contract costs, current portion was primarily attributable to the amortization of contract costs, partially offset by the reclassification of a portion of costs to fulfill certain structures programs from contract costs, noncurrent portion. For the three-month and nine-month fiscal periods ended October 1, 2021, amortization of contract costs was $1.7 million and $6.9 million, respectively. For the three-month and nine-month fiscal periods ended October 2, 2020, amortization of contract costs was $4.9 million and $9.5 million, respectively.

The increase in contract costs, noncurrent portion was primarily attributable to the addition of costs to fulfill the Titan UAV aerial system program, offset by the reclassification of certain structures programs to contract costs, current portion.

Contract Liabilities

The decrease in contract liabilities, current portion was primarily due to revenue recognized on a JPF direct commercial sales ("DCS") contract, the Titan UAV aerial system program and the SH-2G program for New Zealand, partially offset by advances received for the Titan UAV aerial system program and the SH-2G program for New Zealand. Revenue recognized related to contract liabilities, current portion was $18.3 million and $38.8 million in the three-month and nine-month fiscal periods ended October 1, 2021, respectively. Revenue recognized related to contract liabilities, current portion was $21.5 million and $50.2 million in the three-month and nine-month fiscal periods ended October 2, 2020, respectively.

The increase in contract liabilities, noncurrent portion was due to advances received for a JPF DCS contract. For the three-month and nine-month fiscal periods ended October 1, 2021 and October 2, 2020, the Company did not recognize revenue against contract liabilities, noncurrent portion.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 1, 2021 and October 2, 2020
(Unaudited)
9. FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value:

	October 1, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
In thousands
Debt (1)	$191,110	$204,031	$188,919	$230,093
(1) These amounts are classified within Level 2.

The above fair values were computed based on quoted market prices and discounted future cash flows (observable inputs), as applicable. Differences from carrying values are attributable to interest rate changes subsequent to when the transactions occurred.

The fair values of cash and cash equivalents, accounts receivable, net and accounts payable - trade approximate their carrying amounts due to the short-term maturities of these instruments. The Company's cash and cash equivalents at October 1, 2021 and December 31, 2020 included $65.5 million and $51.5 million of Level 1 money market funds, respectively.

Recurring Fair Value Measurements

The Company holds derivative instruments for foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates and its counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy. At October 1, 2021 and December 31, 2020, the derivative instruments were included in other current assets and other current liabilities on the Company's Condensed Consolidated Balance Sheets. Based on the Company's continued ability to trade and enter into forward contracts and interest rate swaps, the Company considers the markets for its fair value instruments to be active.

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of October 1, 2021, such credit risks had not had an adverse impact on the fair value of these instruments.

Nonrecurring Fair Value Measurements

During the third quarter of 2020, the Company incurred a $50.3 million goodwill impairment charge for its Aerosystems reporting unit. Refer to Note 12, Goodwill and Other Intangible Assets, Net, in the Company's 2020 Form 10-K for further information regarding the calculation of fair value.

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

Forward Exchange Contracts

The Company holds forward exchange contracts designed to hedge forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on the Company’s earnings and cash flows. Some of these contracts are designated as cash flow hedges. The Company will include in earnings amounts currently included in accumulated other comprehensive income (loss) upon recognition of cost of sales related to the underlying transaction. These contracts were not material to the Company's Condensed Consolidated Balance Sheets as of October 1, 2021 and December 31, 2020. The activity related to these contracts was not material to the Company's Condensed Consolidated Financial Statements for the three-month and nine-month fiscal periods ended October 1, 2021 and October 2, 2020.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 1, 2021 and October 2, 2020
(Unaudited)
11. INVENTORIES

Inventories consisted of the following:

	October 1, 2021	December 31, 2020
In thousands
Raw materials	$19,341	$19,502
Contracts and other work in process (including certain general stock materials)	142,657	129,241
Finished goods	33,702	36,329
Inventories	$195,700	$185,072

Inventories include amounts associated with matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts were as follows:

	October 1, 2021	December 31, 2020
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$467	$500

At October 1, 2021 and December 31, 2020, $71.0 million and $60.4 million, respectively, of K-MAX® inventory was included in contracts and other work in process inventory and finished goods on the Company's Condensed Consolidated Balance Sheets. Management believes that approximately $25.8 million of the K-MAX® inventory will be sold after October 1, 2022, based upon the anticipation of additional aircraft manufacturing and the requirements to support the fleet for the foreseeable future.

At October 1, 2021 and December 31, 2020, $5.8 million and $6.3 million, respectively, of SH-2G(I) inventory was included in contracts and other work in process inventory on the Company's Condensed Consolidated Balance Sheets. Management believes that approximately $4.4 million of the SH-2G(I) inventory will be sold after October 1, 2022. This balance represents spares requirements and inventory to be used on SH-2G programs.

12. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for continuing operations:

In thousands
Gross balance at December 31, 2020	$313,803
Accumulated impairment	(66,559)
Net balance at December 31, 2020	247,244
Additions	—
Impairments	—
Foreign currency translation	(4,878)
Ending balance at October 1, 2021	$242,366

In accordance with ASC 350 - Intangibles - Goodwill and Other, the Company is required to evaluate goodwill for possible impairment testing if an event occurs or circumstances change that indicate that the fair value of the reporting entity may be below its carrying amount. In 2020, the spread of COVID-19 and the precautionary measures instituted by governments and businesses to mitigate the risk of its spread contributed to the general slowdown in the global economy and significant volatility in financial markets, which resulted in a significant decrease in the Company's stock price and market capitalization.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 1, 2021 and October 2, 2020
(Unaudited)
12. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)

During the third quarter of 2020, management identified a triggering event for possible goodwill impairment in its Aerosystems reporting unit. The evaluation resulted in a $50.3 million goodwill impairment charge for the Aerosystems reporting unit, which represented the entire goodwill balance for the reporting unit. This impairment charge was included in goodwill impairment on the Company's Condensed Statement of Operations in both the three-month and nine-month fiscal periods ended October 2, 2020. See Note 12, Goodwill and Other Intangible Assets, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for further information on the evaluation. No such impairment charges were incurred in the three-month and nine-month fiscal periods ended October 1, 2021.

Other Intangibles

Other intangible assets consisted of:

		At October 1,		At December 31,
		2021		2020
	Amortization Period	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
In thousands
Customer lists / relationships	6-38 years	$127,636	$(33,896)	$128,882	$(30,094)
Developed technologies	7-20 years	45,331	(12,620)	45,798	(9,665)
Trademarks / trade names	15-40 years	17,077	(2,537)	17,353	(2,149)
Non-compete agreements and other	1-15 years	4,658	(4,646)	5,290	(5,276)
Patents	17 years	523	(471)	523	(464)
Total		$195,225	$(54,170)	$197,846	$(47,648)

13. PENSION PLANS

Components of net pension cost for the Qualified Pension Plan and Supplemental Employees’ Retirement Plan ("SERP") were as follows:

	For the Three Months Ended
	Qualified Pension Plan		SERP
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
In thousands
Service cost	$325	$1,309	$—	$—
Interest cost on projected benefit obligation	3,541	5,255	16	41
Expected return on plan assets	(11,294)	(10,796)	—	—
Amortization of net loss	1,111	1,201	14	236
Net pension (income) cost	$(6,317)	$(3,031)	$30	$277

	For the Nine Months Ended
	Qualified Pension Plan		SERP
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
In thousands
Service cost	$976	$3,927	$—	$—
Interest cost on projected benefit obligation	10,624	15,765	45	124
Expected return on plan assets	(33,883)	(32,388)	—	—
Amortization of net loss	3,333	3,603	49	708
Net pension (income) cost	$(18,950)	$(9,093)	$94	$832

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 1, 2021 and October 2, 2020
(Unaudited)
13. PENSION PLANS (CONTINUED)

The Company contributed $10.0 million to the qualified pension plan and $0.4 million to the SERP through the end of the third quarter of 2021. No further contributions are expected to be made to the qualified pension plan during 2021. The Company plans to contribute an additional $2.3 million to the SERP in 2021. For the 2020 plan year, the Company contributed $10.0 million to the qualified pension plan and $0.5 million to the SERP.

14. COMMITMENTS AND CONTINGENCIES

Pension Freeze

Effective December 31, 2015, the Company's qualified pension plan was frozen with respect to future benefit accruals. Under USG Cost Accounting Standard (“CAS”) 413, the Company must determine the USG’s share of any pension curtailment adjustment calculated in accordance with CAS. Such adjustments can result in an amount due to the USG for pension plans that are in a surplus position or an amount due to the contractor for plans that are in a deficit position. During the fourth quarter of 2016, the Company accrued a $0.3 million liability representing its estimate of the amount due to the USG based on the Company's pension curtailment adjustment calculation, which was submitted to the USG for review in December 2016. The Company maintained its accrual at $0.3 million as of October 1, 2021. There can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on the Company's results of operations, financial position and cash flows.

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

The Company's estimate of its portion of the cost to assess the environmental conditions and remediate this site is $2.3 million, all of which has been accrued. The remediation has been nearly completed and the Company continues to monitor the results of the remediation. The total amount paid to date in connection with these environmental remediation activities is $1.7 million. At October 1, 2021, the Company had $0.6 million accrued for these environmental remediation activities. A portion ($0.1 million) of the accrual related to this property is included in other current liabilities and the balance is included in other long-term liabilities. The remaining balance of the accrual reflects the total anticipated cost of completing these environmental remediation activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

Bloomfield Property

In connection with the Company’s 2008 purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation had leased from NAVAIR, the Company assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and is currently remediating the property under the guidance of the Connecticut Department of Environmental Protection. The assumed environmental liability of $10.3 million was determined by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. The total amount paid to date in connection with these environmental remediation activities is $14.6 million. At October 1, 2021, the Company had $2.5 million accrued for these environmental remediation activities. A portion ($0.2 million) of the accrual related to this property is included in other current liabilities, and the balance is included in other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 1, 2021 and October 2, 2020
(Unaudited)
14. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Offset Agreement

During January 2018, the Company entered into an offset agreement as a condition to obtaining orders from a foreign customer for the Company's JPF product. This agreement is designed to return economic value to the foreign country by requiring the Company to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. The offset agreement may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects and the purchase by third parties of supplies from in-country vendors. This agreement may also be satisfied through the Company's use of cash for activities, such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. At October 1, 2021, the offset agreement had an outstanding notional value of approximately $194.0 million, which is equal to sixty percent of the contract value of $324.0 million as defined by the agreement between the customer and the Company. The amount ultimately applied against the offset agreement is based on negotiations with the customer and may require cash outlays that represent only a fraction of the notional value in the offset agreement.

The Company continues to work with the customer to further define the requirements to satisfy the offset agreement. The satisfaction of the offset requirements will be determined by the customer and is expected to occur over a seven-year period. Deliveries under the contract are expected to be completed prior to satisfaction of the offset requirements. In the event the offset requirements of the contract are not met, the Company could be liable for potential penalties up to $16.5 million payable to the customer. Failure to satisfy the offset requirement could also negatively impact the Company's ability to attract future orders from this customer. The Company began recognizing revenue associated with this contract in the third quarter of 2019 and has considered the potential penalties of $16.5 million as a reduction to the transaction price in its determination of the value of the performance obligations within this contract. At October 1, 2021, $15.4 million in contract liabilities associated with the potential penalties of the offset requirements were included on the Company's Condensed Consolidated Balance Sheets. At the point the Company has an approved plan to satisfy the offset requirements, the Company will update the estimate of the contract transaction price, including any potential penalties or contract costs associated with the plan to fulfill the offset requirements.

Guarantee

During 2020, the Company and the USG entered into a Guaranty Agreement, pursuant to which the Company agreed to guarantee the full, complete and satisfactory performance of its subsidiary, Kaman Precision Products, Inc. ("KPPI") under all current and future contracts with the USG. As of the date of this filing, the only contract in place between KPPI and the USG relates to the production and sale of the JPF. KPPI is currently fulfilling the requirements of Option 15 and has been awarded Option 16. The guarantee was provided in lieu of a periodic financial capability review by the Financial Capacity Team ("FCT") of the Defense Contract Management Agency ("DCMA"). The Company is unable to estimate the maximum potential amount of future payments under the guarantee as it is dependent on costs incurred by the USG in the event of default. Although the Company believes the risk of default is low given the maturity and operational performance of the JPF program, there can be no assurance that the guarantee will not have a material adverse effect on the Company's results of operations, financial position and cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 1, 2021 and October 2, 2020
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

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
In thousands, except per share amounts
Earnings (loss) from continuing operations	$14,667	$(38,507)	$34,507	$(39,014)
Total earnings from discontinued operations	—	—	—	692
Net earnings (loss)	$14,667	$(38,507)	$34,507	$(38,322)

Basic:
Weighted average number of shares outstanding	27,882	27,687	27,855	27,718

Earnings (loss) per share from continuing operations	$0.53	$(1.39)	$1.24	$(1.41)
Earnings per share from discontinued operations	0.00	0.00	0.00	0.03
Basic earnings per share	$0.53	$(1.39)	$1.24	$(1.38)

Diluted:
Weighted average number of shares outstanding	27,882	27,687	27,855	27,718
Weighted average shares issuable on exercise of dilutive stock options	6	—	34	—
Total	27,888	27,687	27,889	27,718

Earnings (loss) per share from continuing operations	$0.53	$(1.39)	$1.24	$(1.41)
Earnings per share from discontinued operations	0.00	0.00	0.00	0.03
Diluted earnings per share	$0.53	$(1.39)	$1.24	$(1.38)

Equity awards

For the three-month and nine-month fiscal periods ended October 1, 2021, respectively, 650,554 and 524,617 shares issuable under equity awards granted to employees were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the periods. For the three-month and nine-month fiscal periods ended October 2, 2020, respectively, 610,253 and 608,804 shares issuable under equity awards granted to employees were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the periods.

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
For the three-month and nine-month fiscal periods ended October 1, 2021 and October 2, 2020
(Unaudited)
15. COMPUTATION OF EARNINGS PER SHARE (CONTINUED)

2024 Convertible Notes

For the three-month and nine-month fiscal periods ended October 1, 2021 and October 2, 2020, shares issuable under the Convertible Notes due 2024 were excluded from the diluted earnings per share calculation because the conversion price was more than the average market price of the Company's stock during the periods.

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

Compensation expense for stock options, RSAs, restricted stock units and PSUs is recognized on a straight-line basis over the vesting period of the awards. Throughout the course of the vesting period, the Company monitors the achievement level for the ROIC metric of the PSUs compared to the ROIC target and adjusts the number of shares expected to be earned, and the related compensation expense recorded thereafter, to reflect the most probable outcome. Share-based compensation expense recorded for the three-month and nine-month fiscal periods ended October 1, 2021 was $1.5 million and $5.7 million, respectively. Of these amounts, $0.1 million and $0.3 million was recorded to restructuring and severance costs, respectively, and the remaining amounts were recorded to selling, general and administrative expenses on the Company's Condensed Consolidated Statements of Operations. Share-based compensation expense recorded for the three-month and nine-month fiscal periods ended October 2, 2020 was $0.7 million and $4.3 million, respectively. Of these amounts, $0.4 million was recorded to restructuring and severance costs in both the three-month and nine-month fiscal periods ended October 2, 2020 and the remaining amounts were recorded to selling, general and administrative expenses on the Company's Condensed Consolidated Statements of Operations.

Stock option activity was as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2021		October 1, 2021
	Options	Weighted - average exercise price	Options	Weighted - average exercise price
Options outstanding at beginning of period	760,936	$55.15	772,625	$54.87
Granted	—	$—	4,990	$55.85
Exercised	—	$—	(14,899)	$39.79
Forfeited or expired	(9,610)	$63.43	(11,390)	$63.59
Options outstanding at October 1, 2021	751,326	$55.05	751,326	$55.05

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 1, 2021 and October 2, 2020
(Unaudited)
16. SHARE-BASED ARRANGEMENTS (CONTINUED)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	For the Nine Months Ended
	October 1, 2021	October 2, 2020
Expected option term (years)	4.9	4.9
Expected volatility	35.7%	20.2%
Risk-free interest rate	0.5%	1.4%
Expected dividend yield	1.6%	1.3%
Per share fair value of options granted	$14.89	$10.74

Restricted stock award and restricted stock unit activity were as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2021		October 1, 2021
	Restricted Stock	Weighted- average grant date fair value	Restricted Stock	Weighted- average grant date fair value
Restricted Stock outstanding at beginning of period	143,704	$53.77	109,514	$53.66
Granted	—	$—	83,656	$55.20
Vested	(3,373)	$55.85	(50,612)	$55.81
Forfeited or expired	(210)	$57.33	(2,437)	$58.21
Restricted Stock outstanding at October 1, 2021	140,121	$53.72	140,121	$53.72

Performance stock unit activity was as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2021		October 1, 2021
	Performance Stock	Weighted- average grant date fair value	Performance Stock	Weighted- average grant date fair value
Performance Stock outstanding at beginning of period	80,500	$70.17	—	$—
Granted(1)	—	$—	82,460	$70.17
Vested	—	$—	—	$—
Forfeited or expired	—	$—	(1,960)	$70.16
Performance Stock outstanding at October 1, 2021	80,500	$70.17	80,500	$70.17
(1) The PSUs granted in the first quarter of 2021 assumed a 100% achievement level.

The fair value of the PSUs based on TSR was estimated on the date of grant using a Monte-Carlo simulation model. The following table indicates the weighted-average assumptions used in estimating fair value:

For the Nine Months Ended
October 1, 2021
Expected term (years)	2.9
Expected volatility	41.3%
Risk-free interest rate	0.2%
Expected dividend yield	1.4%
Per share fair value of performance stock granted	$84.49

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 1, 2021 and October 2, 2020
(Unaudited)
17. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in shareholders’ equity for the three-month and nine-month fiscal periods ended October 1, 2021, and October 2, 2020, were as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
In thousands
Beginning balance	$779,212	$803,396	$746,438	$823,202
Comprehensive income (loss)	11,193	(28,270)	50,006	(28,402)
Dividends declared (per share of common stock, $0.20 and $0.20 and $0.60 and $0.60, respectively)	(5,569)	(5,540)	(16,696)	(16,622)
Employee stock plans and related tax benefit	523	465	2,051	2,451
Purchase of treasury shares	(69)	(37)	(459)	(14,205)
Share-based compensation expense	1,459	664	5,684	4,254
Impact of change in tax accounting standard	—	—	(275)	—
Ending balance	$786,749	$770,678	$786,749	$770,678

The components of accumulated other comprehensive income (loss) are shown below:

	For the Three Months Ended
	October 1, 2021	October 2, 2020
In thousands
Foreign currency translation and other:
Beginning balance	$16,515	$(18,882)
Net loss on foreign currency translation	(4,342)	9,130
Other comprehensive income (loss), net of tax	(4,342)	9,130
Ending balance	$12,173	$(9,752)

Pension and other post-retirement benefits(1):
Beginning balance	$(128,363)	$(132,328)
Amortization of net loss, net of tax expense of $257 and $330, respectively	868	1,107
Other comprehensive income, net of tax	868	1,107
Ending balance	$(127,495)	$(131,221)

Total accumulated other comprehensive loss	$(115,322)	$(140,973)
(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
(See Note 13, Pension Plans for additional information.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended October 1, 2021 and October 2, 2020
(Unaudited)
17. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (CONTINUED)

	For the Nine Months Ended
	October 1, 2021	October 2, 2020
In thousands
Foreign currency translation and other:
Beginning balance	$(717)	$(16,351)
Net loss on foreign currency translation	(9,945)	6,599
Reclassification to net income(1)	22,835	—
Other comprehensive income (loss), net of tax	12,890	6,599
Ending balance	$12,173	$(9,752)

Pension and other post-retirement benefits(2):
Beginning balance	$(130,104)	$(134,542)
Amortization of net loss, net of tax expense of $773 and $990, respectively	2,609	3,321
Other comprehensive income, net of tax	2,609	3,321
Ending balance	$(127,495)	$(131,221)

Total accumulated other comprehensive loss	$(115,322)	$(140,973)
(1) The foreign currency translation reclassified to net income relates to the sale of the Company's UK Composites business. This balance was included in the loss accrual recorded in impairment on assets held for sale on the Company's Consolidated Statement of Operations in the year ended December 31, 2020 (see Note 3, Disposals, for additional information).
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
(See Note 13, Pension Plans for additional information.)

18. INCOME TAXES

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020

Effective Income Tax Rate from continuing operations	23.3%	(1.8)%	22.7%	2.6%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings from continuing operations for the period. The comparison of the effective tax rate from continuing operations for the three-month and nine-month fiscal periods ended October 1, 2021 to the corresponding rates in the prior year was impacted by the pretax income in the current period versus pretax loss in the prior period. Due to the prior period pretax loss, the relatively low rate represents a tax expense and was primarily caused by the requirement to treat the tax impact from the goodwill impairment as a discrete item in the prior period. Additionally, the effective tax rate in the current period was impacted by a discrete charge to record a valuation allowance on deferred tax assets for one of the Company's foreign subsidiaries. This charge was partially offset by incremental research and development credit benefits.

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

Executive Summary

In the third quarter, consolidated net sales from continuing operations decreased by 15.9% to $179.8 million compared to the prior year, primarily due to a decrease in sales on our safe and arm devices and commercial, business and general aviation programs. Gross margin as a percentage of sales increased in the quarter to 35.1% compared to 31.3% in the prior year period, due to improved performance on our K-MAX® spares and support and on our seals, springs and contacts. Selling, general and administrative expenses ("S,G&A") increased primarily due to higher group health costs. Operating income in the period benefited from the absence of both the $50.3 million goodwill impairment charge and $5.7 million in costs associated with the acquired retention plans incurred in the prior year, and $3.0 million in lower costs related to the transition services agreement ("TSA"). GAAP diluted earnings per share of $0.53 in the third quarter was the result of the activity discussed above and higher pension-related income, partially offset by lower income from the TSA.

Other financial highlights

•Earnings from continuing operations was $14.7 million and $34.5 million for the three-month and nine-month fiscal periods ended October 1, 2021, respectively, compared to losses from continuing operations of $38.5 million and $39.0 million in the comparable fiscal periods in the prior year. These improvements were primarily driven by the absence of the $50.3 million goodwill impairment charge and costs associated with the acquired retention plans incurred in the prior year and higher non-service pension and post retirement benefit income. Additionally, for the nine-month fiscal period, earnings from continuing operations benefited from the absence of Bal Seal acquisition costs.
•Cash provided by operating activities of continuing operations during the nine-month fiscal period ended October 1, 2021, was $14.1 million, a $66.5 million improvement to the comparable fiscal period in the prior year. This change was primarily due to the collection of payments on outstanding receivables, more specifically significant receipts under a joint programmable fuze ("JPF") direct commercial sales ("DCS") contract, partially offset by approximately $25.1 million in nonrecurring payments to eligible participants of Bal Seal's employee retention plans.
•Total unfulfilled performance obligations ("backlog") decreased 13.6% to $545.3 million compared to total backlog at December 31, 2020, driven by deliveries of direct commercial JPF orders and bearings products, partially offset by the award of Option 16 on our JPF program with the U.S. Government ("USG") and new orders of our bearings products and seals, springs and contacts.

Recent events

•In October 2021, we integrated our Titan UAV aerial system onto our K-MAX® aircraft and successfully completed two demonstrations of its capabilities, including Near Earth autonomy and obstacle avoidance technology.
•In October 2021, our Jacksonville division was named Manufacturer of the Year by First Coach Manufacturing Association. Key considerations of the award include environmental, health and safety, continuous improvement, workforce and community engagement and talent management process.
•In October 2021, we successfully completed the demonstration of two flight tests for our FireBurstTM enhanced fusing capability, a Kaman patented Height of Burst solution to add to existing and future safe and arm devices.

•In September 2021, we unveiled the KARGO UAV aerial system, a purpose-built, autonomous unmanned system designed to be the new standard for expeditionary logistics.
•In August 2021, Kaman Composites - Wichita celebrated the delivery of the 1,500th inlet unit for the CH-47 Boeing Program.
•In August 2021, the Company was selected by Transcend Air Corporation to participate in the manufacturing of its the Vy 400 High Speed Vertical Takeoff and Landing ("HSVTOL") aircraft.
•In August 2021, we announced that that we received an order under Option 16 of our JPF contract with the USG. This order has an expected value of approximately $43 million for the procurement of JPFs for foreign militaries.
•In July 2021, James G. Coogan was appointed Senior Vice President and Chief Financial Officer, effective July 8, 2021. Mr. Coogan succeeded Robert D. Starr. Mr. Starr continued to be employed by the Company through July 31, 2021 as Executive Vice President.

COVID-19 Discussion

We continue to monitor the impact of the coronavirus ("COVID-19") pandemic on all aspects of our business and across the geographies in which we operate and serve customers, as well as the extent to which it has impacted and will continue to impact our customers, suppliers and other business partners. Despite efforts to mitigate the risks associated with COVID-19, our operations were adversely impacted during the first nine months of 2021 and we have seen some disruptions to our supply chain; however, we continue to meet the demands of our customers. While we did not incur significant disruptions related to the COVID-19 pandemic during the first nine months of 2021, we continue to operate below pre-pandemic levels for our commercial aerospace products through the third quarter of 2021 and expect these levels through the remainder of the year. We anticipate recoveries for these products in 2022; however, the developments related to COVID-19 variants make it difficult to predict the timing and magnitude of the recovery. We saw recoveries in our medical and industrial end markets through the third quarter and expect improved performance through the remainder of 2021. Our defense and safe and arm device end markets have not been impacted by COVID-19 and we do not expect future declines due to COVID-19 on the results of these end markets. The extent to which COVID-19 may adversely impact the Company depends on future developments, which are highly uncertain and unpredictable at this time.
The health and safety of our employees, their families and communities, and our customers are our highest priorities. To maintain employee productivity and minimize the risk of exposure while working, we continue to follow guidance issued by the Centers for Disease Control and state and local governments to allow our employees to work with confidence knowing that their health and safety is a key priority. We have begun to allow visitors and business associates to our facilities, provided they adhere to the Company's guidelines. On September 9, 2021, the Biden Administration issued an executive order requiring all employers with USG contracts to ensure that their U.S.-based employees, contractors, and subcontractors who perform work on or in support of USG contracts, are fully vaccinated by December 8, 2021. President Biden also announced that he directed the Occupational Safety and Health Administration ("OSHA") to create an Emergency Temporary Standard ("ETS"), stating that all employers with 100 or more employees require that all workers be vaccinated or undergo weekly COVID-19 testing. OSHA has not yet issued this ETS, nor provided any information on its contents, though it is expected that the final rule will echo the requirements of the executive order discussed above. It is currently not possible to predict the effect that the executive order or OSHA ETS will have on our workforce. Ensuring compliance with a vaccine mandate or weekly testing requirement may be difficult and costly and it is possible that some employees may choose to leave employment over a vaccine or testing requirement, which would result in attrition, including the attrition of skilled labor, and difficulty finding future workers. Our ability to perform on our contracts is also dependent upon our subcontractors and suppliers. Our subcontractors and suppliers who are subject to the vaccine mandate may be impacted by an inability to comply or loss of personnel, which could disrupt subcontractor or supplier performance or deliveries. There can be no assurance that the compliance with these requirements will not have a material adverse effect on our business, financial condition and results of operations.
Refer to the Liquidity and Capital Resources section of Management's Discussion and Analysis for information on the impact of COVID-19 on the liquidity of the Company.

RESULTS OF OPERATIONS

Net Sales from Continuing Operations

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
	(in thousands)
Net sales	$179,836	$213,959	$533,846	$599,171
$ change	(34,123)	31,289	(65,325)	75,355
% change	(15.9)%	17.1%	(10.9)%	14.4%

Sales of disposed businesses that did not qualify for discontinued operations	—	2,804	1,704	16,102
Organic sales	$179,836	$211,155	$532,142	$583,069
$ change	(31,319)		(50,927)
% change	(14.8)%		(8.7)%

For the Three Months Ended

Net sales decreased for the three-month fiscal period ended October 1, 2021, as compared to the corresponding period in 2020, primarily due to a 14.8% decrease in organic sales. This decrease was driven by a $31.9 million decline in sales of our safe and arm devices, which was due to lower direct commercial sales of our JPF to foreign militaries, partially offset by higher sales under the JPF program with the USG. We saw less significant decreases in our commercial, business and general aviation programs, which continue to be impacted by the effects of COVID-19, and our defense programs, more specifically driven by the absence of a K-MAX® aircraft delivery in the current period and lower sales on our structures programs. Additionally contributing to the decrease was $2.8 million in lower sales due to the absence of sales from our former UK Composites business.

The decreases discussed above were partially offset by recoveries in our medical and industrial end markets. Improvements in our springs, seals and contacts contributed to the $4.7 million increase in sales of our industrial products, while their use in medical implantable and analytical devices drove the $4.5 million increase in sales of our medical products. Sales of our industrial products also benefited from an increase in sales of our bearings and measuring products. Foreign currency exchange rates relative to the U.S. dollar had a favorable impact of $0.2 million in the three-month fiscal period ended October 1, 2021.

The table below summarizes the changes in organic net sales by product line for the three-month fiscal period ended October 1, 2021, compared to the corresponding period in 2020.

Product Line	Increase (Decrease)	$ (in millions)	%
Defense	↓	$(1.6)	(3.5)%
Safe and Arm Devices	↓	$(31.9)	(39.2)%
Commercial, Business and General Aviation	↓	$(7.1)	(13.7)%
Medical	↑	$4.5	25.6%
Industrial	↑	$4.7	29.4%

For the Nine Months Ended

Net sales decreased for the nine-month fiscal period ended October 1, 2021 as compared to the corresponding period in 2020, primarily due to an 8.7% decrease in organic sales. The decrease was driven by $47.3 million in lower sales on our safe and arm devices, due to lower direct commercial sales of our JPF to foreign militaries, partially offset by higher sales under the JPF program with the USG. Our commercial, business and general aviation programs continue to be impacted by COVID-19, evidenced by the $25.1 million decrease in organic sales. This decrease was primarily driven by $27.8 million in lower sales volume of our bearings products and a decrease in sales on the Boeing Wing-to-Body Fairing program, partially offset by increased sales of K-MAX® spares and support in the current period. Organic sales on our defense programs declined $1.6 million, driven by $14.9 million in lower sales on certain structures programs and a certain memory program, partially offset by sales on our A-10 program and the Titan UAV aerial system program. Additionally contributing to the decrease in sales was $14.4 million in lower sales due to the sale of our UK Composites business in the current year.

The decreases discussed above were partially offset by recoveries in our medical and industrial end markets. Improvements in our bearings products and springs, seals and contacts, including products used in medical implantable and analytical devices, contributed to the $12.2 million increase sales of our medical products and the $10.8 million increase in sales in our industrial products. Foreign currency exchange rates relative to the U.S. dollar had a favorable impact of $4.8 million in the nine-month fiscal period ended October 1, 2021.

The table below summarizes the changes in organic net sales by product line for the nine-month fiscal period ended October 1, 2021, compared to the corresponding period in 2020.

Product Line	Increase (Decrease)	$ (in millions)	%
Defense	↓	$(1.6)	(1.2)%
Safe and Arm Devices	↓	$(47.3)	(24.1)%
Commercial, Business and General Aviation	↓	$(25.1)	(15.9)%
Medical	↑	$12.2	22.9%
Industrial	↑	$10.8	22.3%

Gross Profit from Continuing Operations

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
	(in thousands)
Gross profit	$63,065	$66,875	$177,916	$191,245
$ change	(3,810)	5,742	(13,329)	23,002
% change	(5.7)%	9.4%	(7.0)%	13.7%
% of net sales	35.1%	31.3%	33.3%	31.9%

Gross profit decreased for the three-month and nine-month fiscal periods ended October 1, 2021, as compared to the corresponding periods in 2020. These decreases were primarily attributable to lower direct commercial sales of our JPF to foreign militaries and lower sales and associated gross profit on our missile fuzing contracts. These decreases, totaling $15.8 million and $27.6 million, respectively, were partially offset by the absence of losses associated with our former UK Composites business and higher sales and associated gross profit under our JPF program with the USG and on our medical implantable and analytical devices.

Gross profit as a percentage of sales increased for the three-month and nine-month fiscal periods ended October 1, 2021, as compared to the corresponding periods in 2020, primarily due to the absence of losses from our former UK Composites business, improved performance on our K-MAX® spares and support and on our seals, springs and contacts. These increases were partially offset by cost growth on our missile fuzing and memory products and on our Boeing Wing-to-Body Fairing program.

Selling, General & Administrative Expenses (S,G&A) from Continuing Operations

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
	(in thousands)
S,G&A	$39,335	$36,764	$116,182	$128,488
$ change	2,571	(3,259)	(12,306)	12,943
% change	7.0%	(8.1)%	(9.6)%	11.2%
% of net sales	21.9%	17.2%	21.8%	21.4%

S,G&A increased for the three-month fiscal period ended October 1, 2021, when compared to the corresponding period in 2020. This was primarily attributable to an increase in group health costs and higher incentive compensation costs.

S,G&A decreased for the nine-month fiscal period ended October 1, 2021, when compared to the corresponding period in 2020. This was primarily attributable to the absence of $8.5 million in Bal Seal acquisition costs and $2.3 million in third party costs associated with our efforts to reduce general and administrative expenses in the prior year and lower pension expense, partially offset by an increase in group health costs and higher incentive compensation costs.

Goodwill Impairment

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
	(in thousands)
Goodwill impairment	$—	$50,307	$—	$50,307

During the third quarter of 2020, we identified a triggering event for possible impairment of our Aerosystems reporting unit based on a decline in earnings compared to forecasts used in prior periods and updated forecasts, which indicated the forecasted cash flows for this reporting unit were lower than amounts previously forecasted. The evaluation resulted in a goodwill impairment charge of $50.3 million for the Aerosystems reporting unit in the three-month fiscal period ended October 2, 2020.

See Note 12, Goodwill and Other Intangible Assets, Net, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for further information on the goodwill impairment charge taken in the prior year period.

Costs from Transition Service Agreement

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
	(in thousands)
Costs from transition services agreement	$24	$3,019	$1,728	$11,532

Upon closing the sale of our former Distribution business, the Company entered into a TSA with the buyer, pursuant to which the Company agreed to support the information technology ("IT"), human resources and benefits, tax and treasury functions of the Distribution business for six to twelve months. The buyer exercised the option to extend the support period for up to a maximum of an additional year for certain IT services. The buyer had the right to terminate individual services at any point over the renewal term and began to terminate certain services in 2020. During the third quarter of 2021, the TSA expired and all services were completed as of the end of the period. The Company is currently negotiating a release agreement related to certain IT services, which may result in a cash outflow that is not material. Costs associated with the TSA in the three-month fiscal period ended October 1, 2021 were not material. We incurred $1.7 million in costs associated with the TSA in the nine-month fiscal period ended October 1, 2021. Income earned associated with the TSA in the three-month fiscal period ended October 1, 2021 was not material. In the nine-month fiscal period ended October 1, 2021, these costs were partially offset by $0.9 million in income earned from the TSA, which was included below operating income in income from transition services agreement on the Company's Condensed Consolidated Statement of Operations. We incurred $3.0 million and $11.5 million in costs associated with the TSA in the three-month and nine-month fiscal periods ended October 2, 2020, respectively. These costs were partially offset by $1.8 million and $7.9 million in income earned from the TSA in the three-month and nine-month fiscal periods ended October 2, 2020, respectively, which was included below operating income in income from transition services agreement on the Company's Condensed Consolidated Statement of Operations.

Cost of Acquired Retention Plans

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
	(in thousands)
Costs of acquired retention plans	$—	$5,703	$—	$17,110

Bal Seal's previous owner implemented employee retention plans prior to our acquisition in the first quarter of 2020. Upon closing, we funded $24.7 million of the purchase price into escrow accounts associated with these employee retention plans. As of the date of acquisition, Bal Seal had $1.9 million in costs accrued for these employee retention plans, and the remaining $22.8 million in compensation expense associated with these retention plans was incurred ratably throughout the year ended December 31, 2020. This amount and related interest was included in restricted cash on the Company's Consolidated Balance Sheets as of December 31, 2020. Eligible participants received an allocation of the escrow balance one year following the acquisition date, which is reflected in the Company's cash flows from operating activities for the nine-month fiscal period ended October 1, 2021.

Restructuring and Severance Costs

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
	(in thousands)
Restructuring and severance costs	$2,611	$1,541	$5,479	$7,820

The Company continues to evaluate its costs with the objective of a lean organizational structure that provides a scalable infrastructure which facilitates future growth opportunities. In the three-month and nine-month fiscal periods ended October 1, 2021, the Company incurred $0.4 million and $3.3 million in severance costs associated with these cost reduction efforts. These actions are expected to begin generating savings in the first half of 2022, with total annualized cost savings of approximately $5.4 million being realized by 2024.

In addition to the severance costs discussed above, we incurred $2.2 million in costs associated with the separation of executive officers in both the three-month and nine-month fiscal periods ended October 1, 2021.

Refer to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Quarterly Report on Form 10-Q for the period ended October 2, 2020 for a discussion of restructuring and severance costs for the earliest periods presented.

Loss (Gain) on Sale of Business

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
	(in thousands)
Loss (gain) on sale of business	$—	$—	$234	$(493)

In 2020, we received approval from our Board of Directors to sell our UK Composites business. In the fourth quarter of 2020, we accrued a loss of $36.3 million on the anticipated sale. In the first quarter of 2021, we closed on a transaction to sell the UK Composites business. We recorded an additional loss of $0.2 million in the nine-month fiscal period ended October 1, 2021 associated with the sale.

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

Operating Income (Loss)

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
	(in thousands)
Operating income (loss)	$15,962	$(38,927)	$36,407	$(46,119)
$ change	54,889	(54,554)	82,526	(84,690)
% change	141.0%	(349.1)%	178.9%	(219.6)%
% of net sales	8.9%	(18.2)%	6.8%	(7.7)%

The Company had operating income of $16.0 million and $36.4 million for the three-month and nine-month fiscal periods ended October 1, 2021, respectively, compared to operating losses of $38.9 million and $46.1 million in the comparable periods in 2020. The increases in operating income were primarily driven by the absence of the goodwill impairment charge and costs associated with the acquired retention plans incurred in the prior year and lower costs related to the TSA. Additionally contributing to the increase in the nine-month fiscal period was the absence of Bal Seal acquisition costs and third party costs associated with our efforts to reduce general and administrative expenses incurred in the prior year. These changes were partially offset by lower sales and gross profit as discussed above.

Interest Expense, Net

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
	(in thousands)
Interest expense, net	$3,646	$5,327	$12,232	$14,382

Interest expense, net, generally consists of interest charged on our Credit Agreement, which includes a revolving credit facility, our convertible notes and the amortization of debt issuance costs, offset by interest income. The decrease in interest expense, net for the three-month fiscal period ended October 1, 2021 was primarily attributable to lower average borrowings and a decrease in interest expense associated with our deferred compensation plan. The decrease in interest expense, net for the nine-month fiscal period ended October 1, 2021 was primarily attributable to lower average borrowings, partially offset by lower interest income.

Effective Income Tax Rate from Continuing Operations

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020

Effective income tax rate from continuing operations	23.3%	(1.8)%	22.7%	2.6%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings from continuing operations for the period. The comparison of the effective tax rate from continuing operations for the three-month and nine-month fiscal periods ended October 1, 2021 to the corresponding rates in the prior year was impacted by the pretax income in the current period versus pretax loss in the prior period. Due to the prior period pretax loss, the relatively low rate represents a tax expense and was primarily caused by the requirement to treat the tax impact from the goodwill impairment as a discrete item in the prior period. Additionally, the effective tax rate in the current period was impacted by a discrete charge to record a valuation allowance on deferred tax assets for one of the Company's foreign subsidiaries. This charge was partially offset by incremental research and development credit benefits.

Backlog

	October 1, 2021	December 31, 2020
	(in thousands)
Backlog	$545,281	$631,236

Backlog decreased during the first nine months of 2021. The decrease was primarily attributable to revenue recognized on deliveries of direct commercial JPF orders, bearings and springs, seals and contacts and work performed on our structures and missile fuzing programs. These decreases were partially offset by the award of Option 16 on our JPF program with the USG and orders of our bearings products and springs, seals and contacts.

Major Programs/Product Lines

Below is a discussion of significant changes in our major programs during the first nine months of 2021. See our 2020 Form 10-K, including Item 1A, "Risk Factors", for a complete discussion of our major programs.

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

A total of 4,000 fuzes were delivered to our customers during the third quarter of 2021, bringing the year-to-date total to 20,290 fuzes for the nine-month fiscal period ended October 1, 2021. We expect to deliver 28,000 to 30,000 fuzes in 2021. Total JPF backlog at October 1, 2021 was $134.7 million, down from $214.7 million at December 31, 2020, reflecting the delivery of fuzes during the first nine months of the year, partially offset by the award of Option 16 discussed below. Of the $134.7 million in backlog at October 1, 2021, $1.3 million requires the receipt of export approvals, licenses or authorizations from the USG before we are permitted to ship the fuzes outside of the United States. The timing and receipt of any such export approvals, licenses, or authorizations are subject to political and geopolitical conditions that are beyond our control. Therefore, there can be no assurance that this portion of our backlog will be converted to a firm sale and, even if it is, the timing of the conversion is unknown.

Our JPF program continues to move through its product lifecycle, reflecting the previously announced decision of the United States Air Force ("USAF") to move to the FMU-139 D/B (which we do not produce) as its primary fuze system. During the first quarter of 2021, we completed our delivery requirements under Option 14 of our USG contract and we began to satisfy the requirements under Option 15, which relates solely to the procurement of fuzes by 25 foreign militaries and has an expected value of approximately $57.3 million. In the third quarter of 2021, we received an award under Option 16 with an expected total value of approximately $43.0 million. Similar to Option 15, this order relates solely to the procurement of fuzes by or in support of foreign militaries and does not include any sales to the USAF. Option 16 extends FMU-152 A/B production into 2023. We have been advised by our customer that Option 16 will be the last order under our JPF contract with the USG. We do not expect the close-out of our JPF contract with the USG will adversely impact our ability to continue to market the FMU-152 A/B directly to foreign militaries in direct commercial sales transactions, and we are currently in discussions with two Middle Eastern customers for one or more follow-on orders aggregating a minimum of $45.0 million. The final value of these orders will be dependent on volume and pricing agreed upon in the completed contracts. If received, these orders would continue to extend the life of the program. As discussed above, these orders would be subject to export approvals, licenses and other authorizations necessary to effectuate the sales, which are subject to political and geopolitical conditions.

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

COVID-19

We anticipate that the disruptions and delays resulting from the spread of COVID-19 and the measures instituted by governments and businesses to mitigate its spread could impact our liquidity in the next twelve months. At October 1, 2021, the Company had $121.5 million of cash on our Condensed Consolidated Balance Sheet. We are closely managing our daily cash flows to optimize our liquidity position. We also continue to closely monitor the collectability of our receivables from commercial aerospace customers as we recognize there may be delays in payments due to the impacts of COVID-19 on our customers. As of the date of this filing, we do not believe there has been any material impact on the collectability of these receivables. In addition to the daily reviews of collections and payables, management meets with our business units on a regular basis to review liquidity.
As of the date of this filing, we believe the Company has adequate liquidity due to the cash we have on hand, the bank financing we have available to us and the other actions we have taken to enhance financial flexibility and reduce the potential impact of the pandemic on the Company.

A summary of our consolidated cash flows from continuing operations is as follows:

	For the Nine Months Ended
	October 1, 2021	October 2, 2020	2021 vs. 2020
	(in thousands)
Total cash provided by (used in):
Operating activities	$14,123	$(52,379)	$66,502
Investing activities	(15,294)	(315,274)	299,980
Financing activities	(13,045)	73,063	(86,108)

Free Cash Flow (a)
Net cash provided by (used in) operating activities	$14,123	$(52,379)	$66,502
Expenditures for property, plant and equipment	(11,364)	(14,232)	2,868
Free cash flow	$2,759	$(66,611)	$69,370
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

Net cash provided by operating activities was $14.1 million for the nine-month fiscal period ended October 1, 2021, a $66.5 million improvement to cash used in the comparable period in 2020. This change was largely driven by the collection of payments on outstanding receivables, more specifically significant receipts on JPF DCS receivables, and lower material receipts on the K-MAX® program in the current period. These changes were partially offset by approximately $25.1 million in nonrecurring payments to eligible participants of Bal Seal's employee retention plans implemented prior to our acquisition in 2020.

Net cash used in investing activities was $15.3 million for the nine-month fiscal period ended October 1, 2021, $300.0 million less than cash used in the comparable period in 2020. This change was primarily attributable to cash used to acquire Bal Seal in the prior year.

Net cash used in financing activities was $13.0 million for the nine-month fiscal period ended October 1, 2021, compared to net cash provided by financing activities of $73.1 million in the comparable period in 2020. This change was primarily due to higher net borrowings under our revolving credit facility in the prior year in preparation for the potential impact of the COVID-19 pandemic, partially offset by lower purchases of treasury shares in the current period.

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

We incurred $7.4 million of debt issuance costs in connection with the sale of the 2024 Notes, which was allocated between the debt and equity components of the instrument. Of the total amount, $0.7 million was recorded as an offset to additional paid-in capital. The balance, $6.7 million, was recorded as a contra-debt balance and is being amortized over the term of the 2024 Notes. Total amortization expense for the three-month fiscal periods ended October 1, 2021 and October 2, 2020 was $0.3 million and $0.2 million, respectively. Total amortization expense for the nine-month fiscal periods ended October 1, 2021 and October 2, 2020 was $0.8 million and $0.7 million, respectively.

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

We incurred $3.6 million of debt issuance costs in connection with the amendment and restatement of the Credit Agreement. Total amortization expense for the three-month fiscal periods ended October 1, 2021 and October 2, 2020 was $0.2 million in both periods. Total amortization expense for the nine-month fiscal periods ended October 1, 2021 and October 2, 2020 was $0.6 million in both periods.

Interest rates on amounts outstanding under the Credit Agreement are variable based on LIBOR. The LIBOR benchmark has been the subject of national, international, and other regulatory guidance and proposals for reform. In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit rates for calculation of LIBOR after 2021. In November 2020, the ICE Benchmark Association announced its intention to delay the timeline for the retirement of LIBOR until mid-2023. These reforms may cause LIBOR to perform differently than in the past, and LIBOR may ultimately cease to exist after 2021. Alternative benchmark rate(s) may replace LIBOR and could affect the Company's debt securities, derivative instruments, receivables, debt payments and receipts. At this time, it is not possible to predict the effect of any changes to LIBOR, any phase out of LIBOR or any establishment of alternative benchmark rates. Any new benchmark rate will likely not replicate LIBOR exactly, which could impact our contracts that terminate after 2023. There is uncertainty about how applicable law, the courts or the Company will address the replacement of LIBOR with alternative rates on variable rate retail loan contracts and other contracts that do not include alternative rate fallback provisions. In addition, any changes to benchmark rates may have an uncertain impact on our cost of funds and our access to the capital markets, which could impact our liquidity, financial position or results of operations. The Company is currently in the process of moving its LIBOR benchmark to other non-USD benchmark rates.

No amounts were outstanding under the revolving credit facility in the third quarter of 2021; therefore, the interest rate for the period was 0%. We are required to pay a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.150% to 0.250% per annum, based on the Senior Secured Net Leverage Ratio. Fees for outstanding letters of credit range from 1.125% to 1.625%, based on the Senior Secured Net Leverage Ratio. There were no bank borrowings during the nine-month period ended October 1, 2021, compared to total average bank borrowings of $111.9 million for the year ended December 31, 2020.

The following table shows the amounts available for borrowing under the Company's revolving credit facility:

	October 1, 2021	December 31, 2020
In thousands
Total facility	$800,000	$800,000
Amounts outstanding, excluding letters of credit	—	—
Amounts available for borrowing, excluding letters of credit	800,000	800,000
Letters of credit under the credit facility(1)(2)	92,646	165,373
Amounts available for borrowing	$707,354	$634,627

Amounts available for borrowing subject to EBITDA, as defined by the Credit Agreement(3)	$356,613	$363,997
(1) The Company has entered into standby letters of credit issued on the Company's behalf by financial institutions, and directly issued guarantees to third parties primarily related to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit generally are available for draw down in the event the Company does not perform its obligations.
(2) Of these amounts, $86.3 million and $146.2 million letters of credit relate to a JPF DCS contract in the periods ended October 1, 2021 and December 31, 2020, respectively.
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

We contributed $10.0 million to the qualified pension plan and $0.4 million to the SERP through the end of the third quarter of 2021. No further contributions are expected to be made to the qualified pension plan during 2021. We plan to contribute an additional $2.3 million to the SERP in 2021. For the 2020 plan year, we contributed $10.0 million to the qualified pension plan and $0.5 million to the SERP.

Effective December 31, 2015, our qualified pension plan was frozen with respect to future benefit accruals. Under USG Cost Accounting Standard (“CAS”) 413, we must calculate the USG’s share of any pension curtailment adjustment calculated resulting from the freeze. Such adjustments can result in an amount due to the USG for pension plans that are in a surplus position or an amount due to the contractor for plans that are in a deficit position. During the fourth quarter of 2016, we accrued a $0.3 million liability representing our estimate of the amount due to the USG based on our pension curtailment calculation, which was submitted to the USG for review in December 2016. We have maintained our accrual at $0.3 million as of October 1, 2021. There can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on our results of operations, financial position and cash flows.

Share-based Arrangements

In 2021, the Company modified its long-term incentive program to increase the emphasis on equity. Beginning in the first quarter of 2021, the long-term incentive awards granted to the Company's Named Executive Officers ("NEOs") will consist of a combination of service-based RSAs and PSUs which are intended to be settled in shares, as opposed to cash-based awards that had been utilized in the past. These awards are expected to increase the alignment of interests between the Company's NEOs and shareholders and help build stock ownership for new executives, supporting both executive retention and the Company's long-term financial performance. RSAs will vest over a three-year period on each of the first three anniversaries of the date of grant. The number of PSUs that will vest will be determined based on total shareholder return ("TSR") and return on total invested capital ("ROIC") over a three-year performance period, each of which will remain equally weighted in determining payouts. The achievement level for both factors may range from zero to 200%. As of October 1, 2021, future compensation costs related to non-vested stock options, restricted stock grants and performance stock grants is $9.0 million. The Company anticipates that this cost will be recognized over a weighted-average period of 2.3 years.

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

Organic Sales from continuing operations (in thousands)
	For the Three Months Ended		For the Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Net sales	$179,836	$213,959	$533,846	$599,171
Acquisition sales	—	—	—	—
Sales of disposed businesses that did not qualify for discontinued operations	—	2,804	1,704	16,102
Organic Sales	$179,836	$211,155	$532,142	$583,069

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes outside the ordinary course of business in our contractual obligations or off-balance sheet arrangements during the first nine months of 2021. See our 2020 Form 10-K for a discussion of our contractual obligations and off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the Company’s exposure to market risk during the first nine months of 2021. See the Company’s 2020 Form 10-K for a discussion of the Company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended, as of October 1, 2021. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of October 1, 2021, our disclosure controls and procedures were effective.

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

While it is not possible to predict the outcome of these matters with certainty, based upon available information, management believes that all settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in legal proceedings and that can be reasonably estimated are accrued for at October 1, 2021. Despite this analysis, there can be no assurance that the final outcome of these matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

As of October 1, 2021, neither the Company nor any of its subsidiaries was a party, nor was any of its or their property subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company and its subsidiaries. Additional information relating to certain of these matters is set forth in Note 14, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements.

Environmental Matters

The Company and its subsidiaries are subject to numerous U.S. federal, state and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities (including past activities of companies we have acquired). From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which may include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. While it is not possible to predict the outcome of these proceedings, in the opinion of management, any payments we may be required to make as a result of all such claims in existence at October 1, 2021, will not have a material adverse effect on our business, financial condition and results of operations or cash flows.

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
Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and other factors that may cause the Company's actual results and financial condition to differ materially from those expressed or implied in the forward-looking statements. Such risks, uncertainties and other factors include, among others: (i) risks related to Kaman's performance of its obligations under the transition services agreement entered into in connection with the sale of our former Distribution business and UK Composites business and disruption of management time from ongoing business operations relating thereto; (ii) changes in domestic and foreign economic and competitive conditions in markets served by the Company, particularly the defense, commercial aviation and industrial production markets; (iii) changes in government and customer priorities and requirements (including cost-cutting initiatives, government and customer shut-downs, the potential deferral of awards, terminations or reductions of expenditures to respond to the priorities of Congress and the Administration, or budgetary cuts resulting from Congressional actions, including the elimination of Overseas Contingency Operations funding, or automatic sequestration); (iv) the global economic impact of the COVID-19 pandemic; (v) changes in geopolitical conditions in countries where the Company does or intends to do business; (vi) the successful conclusion of competitions for government programs (including new, follow-on and successor programs) and thereafter successful contract negotiations with government authorities (both foreign and domestic) for the terms and conditions of the programs; (vii) the timely receipt of any necessary export approvals and/or other licenses or authorizations from the USG; (viii) timely satisfaction or fulfillment of material contractual conditions precedents in customer purchase orders, contracts, or similar arrangements; (ix) the existence of standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; (x) the successful resolution of government inquiries or investigations relating to our businesses and programs; (xi) risks and uncertainties associated with the successful implementation and ramp up of significant new programs, including the ability to manufacture the products to the detailed specifications required and recover start-up costs and other investments in the programs; (xii) potential difficulties associated with variable acceptance test results, given sensitive production materials and extreme test parameters; (xiii) the receipt and successful execution of production orders under the Company's existing USG JPF contract, including the exercise of all contract options and receipt of orders from allied militaries, but excluding any next generation programmable fuze programs, as all have been assumed in connection with goodwill impairment evaluations; (xiv) the continued support of the existing K-MAX® helicopter fleet, including the sale of existing K-MAX® spare parts inventory and the receipt of orders for new aircraft sufficient to recover our investments in the K-MAX® production line; (xv) the accuracy of current cost estimates associated with environmental remediation activities; (xvi) the profitable integration of acquired businesses into the Company's operations; (xvii) the ability to recover from cyber-based or other security attacks, information technology failures or other disruptions, including the December 2020 Bal Seal incident; (xviii) changes in supplier sales or vendor incentive policies; (xix) the ability of our suppliers to satisfy their performance obligations; (xx) the effects of price increases or decreases; (xxi) the effects of pension regulations, pension plan assumptions, pension plan asset performance, future contributions and the pension freeze, including the ultimate determination of the USG's share of any pension curtailment adjustment calculated in accordance with CAS 413; (xxii) future levels of indebtedness and capital expenditures; (xxiii) the continued availability of raw materials and other commodities in adequate supplies, including supply chain disruptions, and the effect of increased costs for such items; (xxiv) the effects of currency exchange rates and foreign competition on future operations; (xxv) changes in laws and regulations, taxes, interest rates, inflation rates and general business conditions; (xxvi) future repurchases and/or issuances of common stock; (xxvii) the occurrence of unanticipated restructuring costs or the failure to realize anticipated savings or benefits from past or future expense reduction actions; (xxviii) the ability to recruit and retain skilled employees; and (xxix) other risks and uncertainties set forth herein and in our 2020 Form 10-K.

Any forward-looking information provided in this report should be considered with these factors in mind. We assume no obligation to update any forward-looking statements contained in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of common stock by the Company during the three-month fiscal period ended October 1, 2021:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan (in thousands)
July 3, 2021 - July 30, 2021	—	$—	—	$2,168
July 31, 2021 - August 27, 2021	1,529	$45.05	—	$2,168
August 28, 2021 - October 1, 2021	—	$—	—	$2,168
Total	1,529		—

(a) During the third quarter of 2021 the Company purchased 1,529 shares in connection with employee tax withholding obligations as permitted by our equity compensation plans, which are SEC Rule 16b-3 qualified compensation plans. These were not purchases under our publicly announced program.

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

KAMAN CORPORATION
Registrant
Date:	November 2, 2021		/s/ Ian K. Walsh
		By:	Ian K. Walsh
Chairman, President and
Chief Executive Officer

Date:	November 2, 2021		/s/ James G. Coogan
		By:	James G. Coogan
Senior Vice President and
Chief Financial Officer