Form 10-K
period 2021-12-31
KAMAN Corp
filed 2022-02-24
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2021

Commission File No.	001-35419
KAMAN CORPORATION
(Exact name of registrant as specified in its charter)

Connecticut	06-0613548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1332 Blue Hills Avenue,	Bloomfield,	Connecticut	06002
(Address of principal executive offices)			(Zip Code)

Registrant's telephone number, including area code	(860)	243-7100

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($1 par value)	KAMN	New York Stock Exchange LLC
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☒	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes	☐	No	☒
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
The aggregate market value on July 2, 2021, (the last business day of the Company’s most recently completed second quarter) of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock, was approximately

$1,376,988,159	.
At January 28, 2022, there were

27,875,575
shares of Common Stock outstanding.

Documents Incorporated Herein By Reference
Portions of our definitive proxy statement for our 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Kaman Corporation

PART I

ITEM 1.BUSINESS

GENERAL

Kaman Corporation, headquartered in Bloomfield, Connecticut, was incorporated in 1945. As used in this annual report, "the Company", "we", "us", "our" refer to the registrant and its consolidated subsidiaries. We are a diversified company that conducts business in the aerospace and defense, medical and industrial markets. In the fourth quarter of 2021, our Chief Operating Decision Maker ("CODM") established a new structure for the Company to better align our products and brands to support capital allocation plans, portfolio management and growth, which resulted in the introduction of three reportable segments: Engineered Products, Precision Products and Structures. The CODM reviews operating results for the purposes of allocating resources and assessing performance based on these three segments.

The Company's principal customers include the U.S. military, foreign allied militaries, Sikorsky Aircraft Corporation, The Boeing Company, Airbus, Lockheed Martin, Rolls-Royce, Raytheon and Bell Helicopter. The SH-2G aircraft is currently in service with the Egyptian Air Force and the New Zealand, Peruvian and Polish navies. Operations are conducted throughout the United States, as well as in manufacturing facilities located in Germany, the Czech Republic, Mexico and Singapore. Additionally, the Company maintains an investment in a joint venture in India. In the year ended December 31, 2021, two individual customers, the U.S. Government ("USG") and a Joint Programmable Fuze ("JPF") direct commercial sales ("DCS") customer, accounted for more than 10% of consolidated net sales. Sales to the U.S. Government were primarily made by the Engineered Products and Precision Products segments and sales to the JPF DCS customer were made by the Precision Products segment.

Engineered Products Segment

The Engineered Products segment serves the aerospace and defense, industrial and medical markets providing sophisticated, proprietary aircraft bearings and components; super precision, miniature ball bearings; and proprietary spring energized seals, springs and contacts.

Precision Products Segment

The Precision Products segment serves the aerospace and defense markets providing precision safe and arming solutions for missile and bomb systems for the U.S. and allied militaries; subcontract helicopter work; restoration, modification and support of our SH-2G Super Seasprite maritime helicopters; manufacture and support of our heavy lift K-MAX® manned helicopter, the K-MAX TITAN unmanned aerial system and the KARGO UAV unmanned aerial system, a purpose built autonomous medium lift logistics vehicle.

Structures Segment

The Structures segment serves the aerospace and defense and medical end markets providing sophisticated complex metallic and composite aerostructures for commercial, military and general aviation fixed and rotary wing aircraft, and medical imaging solutions.

A discussion of 2021 developments is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-K.

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

PRINCIPAL PRODUCTS AND SERVICES

The following table sets forth the percentage contribution of each major product line to consolidated net sales for each of the three most recently completed years:

	Years Ended December 31,
	2021	2020	2019
Sales
Defense	23.8%	23.0%	23.4%
Safe and Arm Devices	27.0%	31.7%	29.9%
Commercial, Business, & General Aviation	26.1%	28.1%	36.9%
Medical	12.2%	8.9%	3.8%
Industrial & Other	10.9%	8.3%	6.0%
Total	100.0%	100.0%	100.0%

AVAILABILITY OF RAW MATERIALS

While we believe we have sufficient sources for the materials, components, services and supplies used in our manufacturing activities, we are highly dependent on the availability of essential materials, parts and subassemblies from our suppliers and subcontractors. The most important raw materials required for our products are aluminum (sheet, plate, forgings and extrusions), titanium, nickel, steel, copper, composites and adhesives. Many major components and product equipment items are procured from or subcontracted on a sole-source basis with a number of domestic and non-U.S. companies. Although alternative sources generally exist for these raw materials, qualification of the sources could take a year or more. We are dependent upon the ability of a large number of suppliers and subcontractors to meet performance specifications, quality standards and delivery schedules at anticipated costs. While we maintain an extensive qualification system to control risk associated with such reliance on third parties, failure of suppliers or subcontractors to meet commitments could adversely affect production schedules and contract profitability, while jeopardizing our ability to fulfill commitments to our customers. The current economy has put pressure on the supply chain and we have experienced some shortages in raw materials which have impacted our near term results; however, we do not foresee any near term unavailability of materials, components or supplies that would have a material adverse effect on our business. For further discussion of the possible effects of changes in the cost or availability of raw materials on our business, see Item 1A, Risk Factors, in this Form 10-K.

CLIMATE CHANGE

There have been no, and we do not expect there to be in the near term, material impacts on our business, financial condition or results of operations as a result of compliance with legislation or regulatory rules regarding climate change, from the known physical effects of climate change or as a result of supporting our Environmental, Social and Governance ("ESG") initiatives. For further information on our ESG initiatives, refer to Information about the Board of Directors and Corporate Governance section of the Proxy Statement. Increased regulation and other climate change concerns, however, could subject us to additional costs and restrictions, and we are not able to predict how such regulations or concerns would affect our business, operations or financial results.

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

As of December 31, 2021, we held a total of 404 patents, 117 of which were U.S. patents and 287 of which were foreign patents. In addition, we have numerous U.S. and foreign patents pending. The Company believes the duration of its patents is adequate relative to the expected lives of its products.

Trademarks are also an important aspect of our business. The availability and duration of trademark registrations vary by country; however, trademarks are generally valid and may be renewed indefinitely as long as they are in use and registrations are maintained. We sell products under a number of registered trademarks that we own. Registered trademarks of the Company include KAflex®, KAron®, and K-MAX®. In all, we maintain 99 U.S. and foreign trademarks as of December 31, 2021.

BACKLOG

We anticipate that approximately 58% of our backlog at the end of 2021 will be performed in 2022. Approximately 57.8% of our backlog at the end of 2021 is related to USG contracts or subcontracts.

Total backlog at December 31, 2021, 2020 and 2019, and the portion of the backlog we expect to complete in 2022, is as follows:

	Total Backlog at December 31, 2021	2021 Backlog to be completed in 2022	Total Backlog at December 31, 2020	Total Backlog at December 31, 2019
In thousands
Engineered Products	$169,144	$150,647	$134,257	$134,532
Precision Products	180,082	138,382	293,261	439,336
Structures	351,697	120,304	203,718	233,002
Total	$700,923	$409,333	$631,236	$806,870

Backlog related to uncompleted contracts for which we have recorded a provision for estimated losses was $1.2 million as of December 31, 2021. At December 31, 2021, there was no backlog related to firm but not yet funded orders. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for further discussion.

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

During 2021, approximately 94.7% of the work performed by the Company directly or indirectly for the USG was performed on a fixed-price basis and the balance was performed on a cost-reimbursement basis. Under a fixed-price contract, the price paid to the contractor is negotiated at the outset of the contract and is not generally subject to adjustment to reflect the actual costs incurred by the contractor in the performance of the contract. Cost reimbursement contracts provide for the reimbursement of allowable costs and an additional negotiated fee.

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

COMPETITION

The Company operates in a highly competitive environment with many other organizations, some of which are substantially larger than us and have greater financial strength and more extensive resources. We compete for composite and metallic aerostructures subcontracts, and helicopter sales and structures, bearings, springs, seals and contacts and components business on the basis of price and/or quality; product endurance and special performance characteristics; proprietary knowledge; the quality of our products and services; the availability of facilities, equipment and personnel to perform contracts; and the reputation of our business. Competitors for our business include small machine shops and offshore manufacturing facilities. We compete for advanced technology fuzing business primarily on the basis of technical competence, product quality and price, and also on the basis of our experience as a developer and manufacturer of fuzes for particular weapon types and the availability of our facilities, equipment and personnel. We are also affected by the political and economic circumstances of our potential foreign customers and, in certain situations, the relationships of those foreign customers with the USG, the USG's perceptions of those foreign customers, such as our Middle Eastern customers, and the ability to obtain necessary export approvals, licenses or authorizations from the USG.

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

Employee Demographics

As of December 31, 2021, we employed 2,846 individuals. Of these employees, approximately 75% are employed in the United States and 25% are employed internationally. Within the United States, 64% of the employees are non-exempt and 36% are exempt.

The Company's average age of U.S. employees is 49. U.S. headcount by generation at December 31, 2021 is as follows:
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

The Company uses a number of programs to ensure it attracts and hires top talent to develop as future leaders of the organization. The Kaman Internship Program is designed to provide meaningful work experiences and professional development for students. The goal of this program is to ensure a mutual benefit to both the students engaging in the internship and the Company with a pipeline of future employees. The Kaman Early Career Rotational Program is designed to provide prospective Leadership Development Candidates, if selected, with the opportunity to develop leadership skills and learn key organizational processes across multiple business functions. The Early Career Rotational Program is 18 to 24 months in duration and consists of rotations through Operations, Program Management, Engineering, Quality and Supply Chain Management. The Campus Champions Program is designed to engage universities and military organizations through hands-on involvement in a variety of interactive activities including participation in recruitment drives and meeting with faculty, alumni, students, student organizations and veterans’ organizations. This program allows the Company to explore opportunities to strengthen its relationships and develop mutually beneficial partnerships with these institutions.

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

Training and employee learning opportunities are offered to employees, which allow the Company to efficiently develop its staff and meet legal and compliance training requirements. Over seven thousand webinar courses were completed in 2021, along with hundreds of health, wellness and leadership training sessions delivered to the employee population.

The Company uses several mechanisms to support the development of current employees for future leadership roles. First, the company has evolved its coaching strategy to adjust to the effects of the COVID-19 pandemic by creating a model that embraces virtual employee coaching. Second, the Women in Leadership Program develops capabilities of female leaders through a process of learning and personal discovery so they can make stronger contributions within their careers and the organizations in which they work. With the use of a leadership assessment tool, management discovers the strengths and opportunities for its participants and creates actions plans to help improve their performance. Professional networking and mentoring helps prepare the female leaders for larger roles in the organization. As of December 31, 2021, 76% and 24% of the Company's management positions were held by men and women, respectively. This compares to the Company's overall U.S. population comprised of 69% males and 31% females.

The Company executed an All-Employee Engagement Survey in 2021. The survey was an opportunity for employees to offer open, honest and confidential feedback as it was administered by a third-party organization. It was launched to support continuous improvement and help shape and strengthen the Company’s culture, teamwork and overall work environment. The survey is used as a tool to measure and improve engagement and satisfaction while helping us discover areas and topics where we may need more dialogue and conversation. Action plans have been implemented to address the focus areas of training and development, inclusive culture and belonging and communication.

The Company also conducts annual performance appraisals with all employees. Feedback is used to support continuous improvement. Individual, annual goal setting activities align to the overall company and business unit strategies and objectives.

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

Providing comprehensive, competitive and affordable benefits is important to the Company's attraction and retention strategy. The Company offers the following:

Health Benefits

The Company offers various medical plan options and provides employees with a cost comparison tool to assist employees with their decision. The options for pharmacy, dental and vision care coverage are also provided for employees. In addition to insurance benefits, Kaman’s Chronic Condition Management programs provides valuable resources to support employees and their family members dealing with a chronic condition, such as diabetes or cancer.

Wealth Benefits

The Kaman Corporation 401(k) Plan provides employees with a tax advantageous way to save for retirement. Contributions up to the first 5% in pre-tax and/or Roth accounts are matched, and matching contributions vest after three years of service. Additionally, the Company offers an Employee Stock Purchase Plan, Health Savings Accounts for those in a high deductible health plan, Flexible Spending Accounts for both health care and dependent care, life and accidental death and dismemberment insurance, disability benefits and voluntary accident and critical illness insurance.

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

The Company’s approach to remote work aligns with its wellness and retention strategies as well as its response to the COVID-19 pandemic. The Company has implemented a Work from Home policy recognizing it as a strategic imperative to attract and retain employees as well as address how both current and potential employees view work in light of the global pandemic.

Health & Safety

The Company continues to diligently monitor and respond to the challenges faced by the Company and its employees navigating through the COVID-19 pandemic. The Company's employees have worked to keep the Company operational and meet customer requirements throughout the pandemic, while respecting the recommendations of local governments and regulatory agencies.

The Company's first priority continues to be the health and safety of employees and their families. As the COVID-19 global pandemic evolved, the Company enforced practical precautions, including global travel restrictions and enforcing quarantine periods as appropriate. A number of initiatives were implemented across the Company to ensure employees are safe, including an increase in communications and outreach to the workforce. Additionally, best practices for hygiene and preventing the spread of germs continue. The increased frequency of cleaning and disinfecting common areas has been maintained and our leadership teams have responded to local business needs and priorities to ensure safe operations and minimal business disruptions.

At the onset of the pandemic, a remote work strategy was implemented where appropriate, which the Company has evolved into a formal Work from Home policy. For those employees returning to work in the Company’s offices, a formal Return to Office process was implemented to ensure those returning were trained on the Company’s enhanced health and safety protocols. In addition, the process focuses on employee re-acclimation. Enhanced resources have been provided to help all employees manage the stress and anxiety of the current situation.

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

We make available, free of charge on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, and current reports on Form 8-K as well as amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act, together with Section 16 insider beneficial stock ownership reports, as soon as reasonably practicable after we electronically file these documents with, or furnish them to, the SEC. These documents are posted on our website at www.kaman.com — select the “Investors” link, then the "Financial Information" link and then view under “SEC Filings”.

We also make available, free of charge on our website, our Certificate of Incorporation, By–Laws, Governance Principles and all Board of Directors' standing Committee Charters (Audit, Corporate Governance, Compensation and Finance). These documents are posted on our website at www.kaman.com — select the “Investors” link, then the "Corporate Governance" link and then view under "Documents and Downloads".

The information contained on our website is not intended to be, and shall not be deemed to be, incorporated into this Form 10-K or any other filing under the Exchange Act or the Securities Act of 1933, as amended.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The Company’s executive officers as of the date of this report are as follows:

Name	Age	Position	Prior Experience
Ian K. Walsh	55	Chairman, President, Chief Executive Officer and Director	Mr. Walsh was appointed President and Chief Executive Officer as well as elected as a Director of the Company effective September 8, 2020. Effective April 14, 2021, Mr. Walsh was appointed Chairman of the Board. Prior to joining the Company, Mr. Walsh served as Chief Operating Officer at REV Group, Inc., a leading designer, manufacturer, and distributor of specialty vehicles and related aftermarket parts and services. Prior to that, he progressed through leadership roles of increasing responsibility at Textron Inc., where he most recently served as President and Chief Executive Officer of TRU Simulation and Training. Prior to joining Textron, he served as an officer and naval aviator in the U.S. Marine Corps. Mr. Walsh is a certified Six Sigma Black Belt.
Russell J. Bartlett	60	Senior Vice President and Chief Operating Officer	Mr. Bartlett was named segment lead of both the Engineered Products segment and Structures segment, effective December 31, 2021, and has served as Senior Vice President and Chief Operating Officer since January 4, 2021. Prior to joining Kaman, Mr. Bartlett served as President and Chief Executive Officer of Textron Airborne Solutions, and held increasing positions of responsibility at Beechcraft Corporation ending his time as President of Beechcraft Defense Company. Mr. Bartlett held a distinguished military career retiring from the U.S. Navy in 2008 as a Captain.
James G. Coogan	41	Senior Vice President and Chief Financial Officer	Mr. Coogan was appointed Senior Vice President and Chief Financial Officer, effective July 8, 2021. Mr. Coogan has served in various roles since joining the Company in 2008, most recently as Vice President, Investor Relations & Business Development from January 2020 through July 2021 and prior to that Vice President, Investor Relations from April 2017 through December 2019. Previous Kaman positions include: Assistant Vice President, SEC Compliance and External Reporting, Director, External Reporting and SEC Compliance, and Manager, External Reporting and SEC Compliance. Prior to joining the company, Mr. Coogan held positions at Ann Taylor Stores Corporation, Mohegan Tribal Gaming Authority and PricewaterhouseCoopers.
Shawn G. Lisle	55	Senior Vice President and General Counsel	Mr. Lisle joined the Company in 2011 and was appointed Senior Vice President and General Counsel effective December 1, 2012. Prior to joining the company, Mr. Lisle served as Senior Counsel for International Paper Company in Memphis, Tennessee. Prior to that, he served as legal counsel for Dana Corporation in Toledo, Ohio, and as an attorney at Porter Wright Morris & Arthur LLP in Columbus, Ohio. He also previously worked as a trial attorney at the U.S. Department of Justice, Tax Division in Washington, D.C. and was a Judge Advocate in the U.S. Navy.

Name	Age	Position	Prior Experience
Rafael Z. Cohen	64	Vice President and Chief Information Officer	Mr. Cohen was appointed Vice President and Chief Information Officer, effective February 2022. Mr. Cohen joined the Company in 2017, previously serving as Vice President, Information Technology and Cybersecurity and the Senior Director of Kaman Distribution Group SDG. Before joining the Company, Mr. Cohen held positions at Babcock Power, Gerber Scientific, Blum Shapiro, PerkinElmer, The Stanley Works and Accenture.
Megan A. Morgan	45	Vice President, Human Resources and Chief Human Resources Officer	Ms. Morgan was appointed Vice President, Human Resources and Chief Human Resources Officer, effective February 1, 2021. Ms. Morgan has served in various roles since joining the company in 2018, most recently as Vice President of Human Resources, Kaman Aerospace Group. Prior to joining the company, Ms. Morgan held positions at Legrand Electrical Wiring Systems, Barnes Group Inc., and PricewaterhouseCoopers.
Kristen M. Samson	48	Vice President and Chief Marketing and Communications Officer	Ms. Samson joined Kaman in 2021 and was appointed Vice President and Chief Marketing and Communications Officer effective January 18, 2021. Prior to joining Kaman, Ms. Samson served in various leadership roles, including Vice President, Marketing and Communications for Textron Systems; Vice President, Marketing and Communications for TRU Simulation + Training; and Vice President of Marketing, Communications and Product Management at Lycoming Engines. Prior to this, Ms. Samson held positions at Comcast Sportsnet and Time Warner Cable. She is a certified Six Sigma Green Belt.
Darlene R. Smith	61	President, Kaman Air Vehicles and Kaman Precision Products	Ms. Smith was appointed segment lead of Precision Products effective December 31, 2021 and has served as President, Kaman Air Vehicles and Kaman Precision Products since January 2021. Ms. Smith has served in various roles since joining the Company in 2001, most recently as Vice President and General Manager of Air Vehicles from April 2018 through December 2020. Previous Kaman positions include: Assistant Vice President, Business Systems, Senior Site Director and Director, Materials Management. Prior to joining the company, Ms. Smith held positions of increasing responsibility at Pratt & Whitney.

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

Economic and health conditions in the United States and across most of the world have changed dramatically since COVID-19 was first discovered in late 2019. The public health issues resulting from COVID-19 and the precautionary measures instituted by governments and businesses to mitigate its spread, such as quarantines, travel restrictions, business curtailments and school closures, have resulted in business and manufacturing disruptions, plant closures, inventory shortages, delivery delays, supply chain disruptions, and order reductions, cancellations and deferrals, all of which have adversely affected our business, results of operations, financial condition and cash flows. Although we continue to meet the demands of our customers, we have seen some disruptions in our supply chain, such as delays in materials and components used in our manufacturing process, and we continue to operate below pre-pandemic levels for our commercial aerospace products. We anticipate recoveries in 2022; however, the extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, the severity and duration of the pandemic and the effectiveness of actions taken globally to contain or mitigate its effects. Even after the COVID-19 pandemic has subsided, we may experience adverse impacts to our business due to any resulting economic recession or depression. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has, and may continue to, adversely impact our stock price and our ability to access capital markets. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this report, such as those relating to our products and financial performance.

Our concentration of sales to a few major direct commercial sales customers under the JPF program puts us at financial risk.

We sell the JPF to foreign militaries through direct commercial sales, with reliance on two Middle Eastern customers. During 2021, sales to these customers accounted for approximately 15% of consolidated sales. In addition to being impacted by the cadence of these customers' operations, sales to these customers require export approvals, licenses and other authorizations from the USG. There can be no assurance that we will be able to obtain the necessary approvals, licenses and authorizations. In the event that we are unable to obtain the regulatory approvals, licenses or other authorizations needed to effectuate sales to these Middle Eastern customers, our financial position, results of operations, and cash flows would be adversely impacted.

JPF orders can be quite large, frequently exceeding $50.0 million or more, resulting in significant variations in our cash flows and outstanding accounts receivable. If we are unable to collect the full amount of these, and other JPF receivables, our business, financial condition, results of operations and cash flows would be adversely impacted.

A direct commercial sales contract with a Middle Eastern customer is secured by unconditional letters of credit aggregating $86.3 million, which may be drawn upon unilaterally by the customer in the event of a disagreement or alleged failure to perform. Any such draw down, whether warranted or not, would adversely impact our business, financial condition, results of operation and cash flows.

The U.S. Navy contract award for the FMU-139 D/B bomb fuze could jeopardize the continued viability, profitability and cash flows of the Company's FMU-152 A/B bomb fuze program.

Our JPF program continues to move through its product lifecycle, reflecting the previously announced decision of the United States Air Force ("USAF") to move to the FMU-139 D/B (which we do not produce) as its primary fuze system. During the first quarter of 2021, we completed our delivery requirements under Option 14 of our USG contract and we began to satisfy the requirements under Option 15, which relates solely to the procurement of fuzes by 25 foreign militaries and has an expected value of approximately $57.3 million. In the third quarter of 2021, we received an award under Option 16 with an expected total value of approximately $43.0 million. Similar to Option 15, this order relates solely to the procurement of fuzes by or in support of foreign militaries and does not include any sales to the USAF. Option 16 extends FMU-152 A/B production into 2023. We have been advised by our customer that Option 16 will be the last order under our JPF contract with the USG. We do not expect the close-out of our JPF contract with the USG will adversely impact our ability to continue to market the FMU-152 A/B directly to foreign militaries in direct commercial sales transactions, and we are currently in discussions with two Middle Eastern customers for one or more follow-on orders aggregating a minimum of $45.0 million. The final value of these orders will be dependent on volume and pricing agreed upon in the completed contracts. If received, these orders would continue to extend the life of the program. As discussed above, these orders would be subject to export approvals, licenses and other authorizations necessary to effectuate the sales, which are subject to political and geopolitical conditions. In the event that foreign militaries move to the FMU-139 D/B and we are unable to successfully market the FMU-152 A/B in direct commercial sales transactions, or are unable to convert our marketing efforts to firm transactions, our business, financial condition, results of operations and cash flows would be materially adversely impacted.

We are subject to a number of risks and uncertainties related to the timing and conditions surrounding the production of the 737 MAX.

On March 13, 2019, the Federal Aviation Administration ("FAA") issued an order to suspend operations of all 737 MAX aircraft in the U.S. and by U.S. aircraft operators following two fatal 737 MAX accidents. Non-U.S. civil aviation authorities issued directives to the same effect. Boeing suspended deliveries until the FAA and other civil aviation authorities worldwide grant the clearance to return the aircraft to service and suspended production of the 737 MAX in January 2020 as a result of the ongoing evaluation. In November 2020, the FAA lifted the orders to suspend operations of the Boeing 737 MAX and in early 2021, airlines around the globe began to clear the Boeing 737 MAX for flying. Although production rates increased in 2021 and higher output rates are expected in 2022, there can be no assurance that the production rate will return to the production rate prior to the grounding of the 737 MAX fleet. We have recognized $4.0 million, $5.6 million and $19.9 million in revenue associated with the sale of our products that are utilized on the 737 MAX aircraft fleet in the years ended December 31, 2021, 2020 and 2019, respectively. Any future reductions to the production rate or lower than anticipated production levels than previously anticipated could have an adverse effect on our financial position, results of operations, and/or cash flows.

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

We have several significant long-term contracts either directly with the USG or where the USG is the ultimate customer, including the Sikorsky BLACK HAWK cockpit program, the JPF program and the AH-1Z program. These contracts are subject to unique risks, some of which are beyond our control. Examples of such risks include:

•The USG may modify, curtail or terminate its contracts and subcontracts at its convenience without prior notice, upon payment for work done and commitments made at the time of termination. As discussed above, the Company has been advised by our customer that Option 16, received in the third quarter of 2021, will be the last order under our JPF contract with the USG. Modification, curtailment or termination of our major programs or contracts could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
•The costs to implement and comply with the Cybersecurity Maturity Model Certification ("CMMC") as initiated by the U.S. Department of Defense in order to measure their defense contractors' capabilities, readiness, and sophistication in the area of cybersecurity.

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

The ability to obtain and retain product approvals issued by the FAA and any intellectual property claims could adversely affect our operating results and profits.
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

The markets in which we participate are highly competitive, and we often compete for work not only with large OEMs but also sometimes with our own customers and suppliers. Many of our large customers may choose not to outsource production due to, among other things, their own direct labor and overhead considerations and capacity utilization objectives. This could result in these customers supplying their own products or services and competing directly with us for sales of these products or services, all of which could significantly reduce our revenues.

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

The LIBOR benchmark has been the subject of national, international and other regulatory guidance and proposals for reform. These reforms may cause LIBOR to perform differently than in the past, and LIBOR may ultimately cease to exist. Alternative benchmark rate(s) may replace LIBOR and could affect the Company's debt securities, derivative instruments, receivables, debt payments and receipts. An alternative rate may create additional basis risk for market participants as an alternative index is utilized alongside LIBOR. Key regulatory authorities have requested that banks cease entering into new contracts that use U.S. dollar (“USD”) LIBOR as a reference rate, and do not permit new or existing non-USD LIBOR borrowings, by no later than December 31, 2021. Additionally, the Alternative Reference Rates Committee has recommended replacing USD LIBOR with the Secured Overnight Financing Rate (“SOFR”), which is calculated by short-term repurchase agreements. There can be no guarantee that SOFR will become widely used, or that any alternatives may or may not be developed.

Interest rates on amounts outstanding under the Credit Agreement are variable based on LIBOR. In the fourth quarter of 2021, the Company amended its Credit Agreement to move its LIBOR benchmark for non-USD borrowings to other non-USD benchmark rates. Future USD borrowings under our current Credit Agreement will continue be based on LIBOR. At this time, it is not possible to predict the effect of any changes to LIBOR, the phase out of LIBOR or any establishment of alternative benchmark rates. Any new benchmark rate will likely not replicate LIBOR exactly, which could impact our contracts that terminate after 2023. There is uncertainty about how applicable law, the courts or the Company will address the replacement of LIBOR with alternative rates on variable rate retail loan contracts and other contracts that do not include alternative rate fallback provisions. In addition, any changes to benchmark rates may have an uncertain impact on our cost of funds and our access to the capital markets, which could impact our liquidity, financial position or results of operations.

The freezing of our defined benefit pension plan could trigger a curtailment adjustment in favor of the USG.

Our defined benefit pension plan was frozen with respect to future benefit accruals effective December 31, 2015. U.S. Government Cost Accounting Standard 413 ("CAS 413") requires the Company to determine the USG’s share of any resulting pension curtailment adjustment attributable to pension expense charged to Company contracts with the USG, which could result in an amount due to the USG if the plan is determined to be in a surplus position or an amount due to the Company if the plan is determined to be in a deficit position. During the fourth quarter of 2016, the Company accrued a $0.3 million liability representing our estimate of the amount due to the USG based on our pension curtailment adjustment calculation, which was submitted to the USG for review in December 2016. The Company has maintained its accrual at $0.3 million as of December 31, 2021. There can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on our results of operations, financial position and cash flows.

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

Cyber-attacks are evolving and include, but are not limited to, malicious software, destructive malware, attempts to gain unauthorized access to data, manipulation of data, disruption or denial of service attacks and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential, personal or otherwise protected information, including trade secrets, and corruption of data, networks or systems. We provide products and services to customers who also face cyber threats. Our products and services may be subject to cyber threats and we may not be able to detect or deter such threats, which could result in losses that could adversely affect our customers and our company. For example, in December 2020, Bal Seal identified file encryption activity and ransom notes on systems within its environment indicative of a Doppelpaymer ransomware attack, which disrupted Bal Seal's information technology systems. Although no payments were made to the threat actor, the interruption resulted in a temporary delay of revenue and in the incurrence of incremental costs for the year ended December 31, 2020; however, the incident was not material to the Company's fiscal year 2020 financial results.

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

We must comply with numerous laws and regulations relating to the export of our products and technologies, including, among others, the FMU-152A/B JPF, before we are permitted to sell those products and technologies outside of the United States. Compliance often entails the submission and timely receipt of necessary export approvals, licenses or authorizations from the USG and, depending on the size and nature of the proposed transaction, may even require the submission of formal notification to the United States Congress, which then has the ability to pass a joint resolution of disapproval blocking or amending the sale. Over the last several years, the U.S. export licensing environment for munitions, such as the JPF, has been adversely affected by a number of factors, including, but not limited to, the changing geopolitical environment and heightened tensions with other countries (which shift and evolve over time). Accordingly, we can give no assurance that we will be successful in obtaining, in a timely manner or at all, the approvals, licenses or authorizations we need to sell our products and technologies outside the United States, which may result in the cancellation of orders, the incurrence of significant penalties payable by the Company and the return of advance payments to our customers if we do not make deliveries and fulfill our contractual commitments. Any significant delay in, or impairment of, our ability to sell products or technologies outside of the United States could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to litigation, tax, environmental, safety and health and other legal compliance risks that could adversely affect our operating results.

We are subject to a variety of litigation, tax and legal compliance risks. These risks include, among other things, possible liability relating to contract-related claims, government contracts, product liability matters, personal injuries, workplace health and safety, intellectual property rights, taxes, employment, environmental matters and compliance with U.S. and foreign export laws, competition laws, laws governing improper business practices and data privacy laws, including the EU-wide General Data Protection Regulation (the "GDPR") and the California Consumer Privacy Act. In the event that we or one of our business units engage in wrongdoing in connection with any of these kinds of matters, we could be subject to significant fines, penalties, repayments, other damages (in certain cases, treble damages), or suspension or debarment from government contracts.

Moreover, our failure to comply with applicable export and trade practice laws could result in civil or criminal penalties and suspension or termination of export privileges. In the fourth quarter of 2021, the U.S. Occupational Safety and Health Administration ("OSHA") issued citations to one of our business units, which resulted in penalties. Although the penalties were not material to the Company's 2021 financial results, non-compliance, including any future instances of non-compliance with OSHA regulations, could result in substantial costs and liabilities, and could materially adversely affect our business, reputation, financial condition and results of operations.

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

We design, manufacture, service and sell complex aerospace parts, subassemblies and aircraft that subject us to potential risks and liabilities in the event they do not operate as intended.

The Company designs, manufactures, services and sells complex and sophisticated aerospace parts, subassemblies and aircraft. These products are manufactured according to detailed specifications and are subject to strict approval or certification requirements. From time to time, the Company's products may not operate as intended due to defects or failures. Due to the nature of the Company's business, liability claims may arise from accidents or disasters involving products the Company has manufactured, including claims for serious injury or death. Such accidents may be caused by environmental factors or human error. While management believes that the Company maintains adequate insurance for these risks, insurance cannot be obtained to protect against all risks and liabilities. It is therefore possible that the insurance coverage may not cover all claims or liabilities, and the Company may be forced to bear substantial unanticipated costs. While it is not possible to predict the outcome of investigations or litigation, in the opinion of management, any payments we may be required to make as a result of all such claims in existence at December 31, 2021, are not reasonably likely to have a material adverse effect on our business, financial condition and results of operations or cash flows.

Additional tax exposure and tax law changes could have a material effect on our financial results.

We are subject to income taxes in the United States and certain foreign jurisdictions. The determination of the Company’s provision for income taxes and other tax liabilities requires judgment and is based on legislative and regulatory structures that exist in the jurisdictions in which we operate, and we are periodically under audit by various tax authorities. We regularly assess the potential outcomes of examinations by tax authorities in determining the adequacy of our provision for income taxes. We are currently under audit by various foreign and state tax authorities for the years 2016 through 2019. Although we do not believe that any material adjustments will result from these audits, the outcome of tax audits cannot be predicted with certainty. Any final assessment resulting from tax audits may result in material changes to our past or future taxable income, tax payable or deferred tax assets and may require us to pay penalties and interest that could have a material adverse effect on our results of operations.

The value of our deferred tax assets could become impaired, which could materially and adversely affect our operating results.
As of December 31, 2021, we had approximately $9.2 million in net deferred tax assets after valuation allowance. These deferred tax assets can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. Each quarter, we determine the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, historical operating results, expectations of future earnings and tax planning strategies. In the event that there is insufficient positive evidence to support the valuation of these assets, we may be required to further adjust the valuation allowance to reduce our deferred tax assets. Such a reduction could result in a material non-cash charge in the period in which the valuation allowance is adjusted and could have a material adverse effect on our results of operations.

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

We could be negatively impacted by the loss of key suppliers, the consolidation of suppliers, the lack of product availability or changes in supplier programs or prices.

Our business depends on maintaining a sufficient supply of various products to meet our customers' demands. We have long-standing relationships with key suppliers but these relationships generally are non-exclusive and could be terminated by either party. If we were to lose a key supplier, or were unable to obtain the same levels of deliveries from these suppliers and were unable to supplement those purchases with products obtained from other suppliers, it could have a material adverse effect on our business. Additionally, we rely on foreign and domestic suppliers and commodity markets to secure raw materials used in many of the products we manufacture. Suppliers have consolidated and formed alliances to broaden their product and integrated system offerings, and achieve critical mass. Supplier consolidation could cause us to compete against certain competitors with greater financial resources, market penetration and purchasing power. This exposes us to volatility in the price and availability of raw materials. In some instances, we depend upon a single source of supply. Supply interruptions could arise from shortages of raw materials, labor disputes or worker resignations, weather conditions or pandemics, such as disruptions we have seen due to the effects of COVID-19, affecting suppliers' production, transportation disruptions or other reasons beyond our control. Even if we continue with our current supplier relationships, high demand for certain products may result in us being unable to meet our customers' demands, which could put us at a competitive disadvantage. Additionally, our key suppliers could also increase the pricing of their products, which would negatively affect our operating results if we were not able to pass these price increases through to our customers. Price increases may intensify or occur more frequently as demand for raw materials and components increase, or as disruptions occur within the supply chain. The prices for our products fluctuate depending on market conditions and global demand, and we may be required to absorb the cost increase. We base our supply management process on an appropriate balancing of the foreseeable risks and the costs of alternative practices. To protect ourselves against such risks, we may engage in strategic inventory purchases during the year, negotiate long-term vendor supply agreements, monitor our inventory levels and obtain second sources when applicable to ensure that we have the appropriate inventory on hand to meet our customers' requirements.

We may not realize all of the sales expected from our existing backlog or anticipated orders.

At December 31, 2021, we had $700.9 million of order backlog. There can be no assurance that the revenues included in our backlog will be realized or, if realized will result in profits. We consider backlog to be firm customer orders. OEM customers may provide projections of components and assemblies that they anticipate purchasing in the future under existing programs. These projections may represent orders that are beyond lead time and are included in backlog when supported by a long term agreement. Our customers have the right under certain circumstances or with certain penalties or consequences to terminate, reduce or defer firm orders that we have in backlog. If our customers terminate, reduce or defer firm orders, we may be protected from certain costs and losses, but our sales would be adversely affected. Although we strive to maintain ongoing relationships with our customers, there is an ongoing risk that orders may be canceled or rescheduled due to fluctuations in our customers’ business needs or purchasing budgets.

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

When we acquire a business, we record goodwill equal to the excess of the amount we pay for the business, including liabilities assumed, over the fair value of the tangible and identifiable intangible assets of the business we acquire. Goodwill and other intangible assets that have indefinite useful lives must be evaluated at least annually for impairment. The specific guidance for testing goodwill and other non-amortized intangible assets for impairment requires management to make certain estimates and assumptions when allocating goodwill to reporting units and determining the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Changes in our estimates and assumptions could adversely impact projected cash flows and the fair value of reporting units. Fair value is generally determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Absent any impairment indicators, we generally perform our evaluations annually in the fourth quarter, using available forecast information. If at any time we determine an impairment has occurred, we are required to reflect the reduction in value as an expense within operating income, resulting in a reduction of earnings and a corresponding reduction in our net asset value in the period such impairment is identified. We did not identify any indications of impairment in our 2021 evaluation.

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

We also seek to achieve growth through the design, development, production, sale and support of innovative products that incorporate advanced technologies. The product, program and service needs of our customers change and evolve regularly and we invest in research and development efforts to pursue advances in technologies, products and services. We are currently developing the next generation TITAN UAV aerial system that will allow K-MAX® aircraft operators to have the ability to fly either manned or unmanned missions. We are on contract for five orders as of December 31, 2021, which allow for a short time frame to develop and manufacture the unmanned aircraft systems. If any of our development and/or production efforts are delayed, if suppliers cannot deliver timely or perform to our standards and/or if we identify or experience any other issues, we may not meet delivery schedules agreed upon with our customers, which could result in material additional costs, including liquidated damages or other liabilities that could be assessed.

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

Our future success will depend largely upon our ability to attract and retain highly skilled technical, operational and financial managers and marketing personnel. There is significant competition for such personnel in the industries in which we operate. We try to ensure that we offer competitive compensation and benefits as well as opportunities for continued development, and we continually strive to recruit and train qualified personnel and retain key employees. We may be impacted by higher labor costs and/or labor shortages due to wage and salary inflationary pressures in the economy, a tightening labor market and increased rates of employee resignations generally throughout the U.S. economy. As part of our effort to retain personnel, the Company initiated an All-Employee Engagement Survey in 2021. The survey was used as a tool to measure and improve engagement and satisfaction while helping management discover areas and topics where more dialogue and conversation may be needed. Despite our efforts, there can be no assurance that we will continue to be successful in attracting and retaining the personnel we require to develop new and enhanced products and to continue to grow and operate profitably.

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

Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and other factors that may cause the Company's actual results and financial condition to differ materially from those expressed or implied in the forward-looking statements. Such risks, uncertainties and other factors include, among others: (i) changes in domestic and foreign economic and competitive conditions in markets served by the Company, particularly the defense, commercial aviation and industrial production markets; (ii) changes in government and customer priorities and requirements (including cost-cutting initiatives, government and customer shut-downs, the potential deferral of awards, terminations or reductions of expenditures to respond to the priorities of Congress and the Administration, or budgetary cuts resulting from Congressional actions or automatic sequestration); (iii) the global economic impact of the COVID-19 pandemic; (iv) changes in geopolitical conditions in countries where the Company does or intends to do business; (v) the successful conclusion of competitions for government programs (including new, follow-on and successor programs) and thereafter successful contract negotiations with government authorities (both foreign and domestic) for the terms and conditions of the programs; (vi) the timely receipt of any necessary export approvals and/or other licenses or authorizations from the USG; (vii) timely satisfaction or fulfillment of material contractual conditions precedents in customer purchase orders, contracts, or similar arrangements; (viii) the existence of standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; (ix) the successful resolution of government inquiries or investigations relating to our businesses and programs; (x) risks and uncertainties associated with the successful implementation and ramp up of significant new programs, including the ability to manufacture the products to the detailed specifications required and recover start-up costs and other investments in the programs; (xi) potential difficulties associated with variable acceptance test results, given sensitive production materials and extreme test parameters; (xii) the receipt and successful execution of production orders under the Company's existing USG JPF contract, including the exercise of all contract options and receipt of orders from allied militaries, but excluding any next generation programmable fuze programs, as all have been assumed in connection with goodwill impairment evaluations; (xiii) the continued support of the existing K-MAX® helicopter fleet, including sale of existing K-MAX® spare parts inventory and the receipt of orders for new aircraft sufficient to recover our investments in the K-MAX® production line; (xiv) the accuracy of current cost estimates associated with environmental remediation activities; (xv) the profitable integration of acquired businesses into the Company's operations; (xvi) the ability to recover from cyber-based or other security attacks, information technology failures or other disruptions; (xvii) changes in supplier sales or vendor incentive policies; (xviii) the ability of our suppliers to satisfy their performance obligations, including any supply chain disruptions; (xix) the effects of price increases or decreases; (xx) the effects of pension regulations, pension plan assumptions, pension plan asset performance, future contributions and the pension freeze, including the ultimate determination of the USG's share of any pension curtailment adjustment calculated in accordance with CAS 413; (xxi) future levels of indebtedness and capital expenditures; (xxii) the continued availability of raw materials and other commodities in adequate supplies and the effect of increased costs for such items; (xxiii) the effects of currency exchange rates and foreign competition on future operations; (xxiv) changes in laws and regulations, taxes, interest rates, inflation rates and general business conditions; (xxv) future repurchases and/or issuances of common stock;(xxvi) the occurrence of unanticipated restructuring costs or the failure to realize anticipated savings or benefits from past or future expense reduction actions; (xxvii) the ability to recruit and retain skilled employees; and (xxviii) other risks and uncertainties set forth herein.

Any forward-looking information provided in this report should be considered with these factors in mind. We assume no obligation to update any forward-looking statements contained in this report.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

Our facilities are generally suitable for, and adequate to serve, their intended uses. At December 31, 2021, we occupied major facilities at the following principal locations:

Segment	Location	Property Type (1)
Engineered Products	Bloomfield, Connecticut	Owned - Manufacturing & Office
	Rimpar, Germany	Owned - Manufacturing & Office
	Prachatice, Czech Republic	Owned - Assembly & Office
	Höchstadt, Germany	Owned - Manufacturing & Office
	Foothills Ranch, California	Owned - Manufacturing & Office
	Colorado Springs, Colorado	Owned - Manufacturing & Office
	Gilbert, Arizona	Leased - Office & Service Center

Precision Products	Orlando, Florida	Owned - Manufacturing & Office
	Middletown, Connecticut	Owned - Manufacturing & Office
	Bloomfield, Connecticut	Owned - Manufacturing, Office & Service Center

Structures	Jacksonville, Florida	Leased - Manufacturing & Office
	Chihuahua, Mexico	Leased - Manufacturing & Office
	Wichita, Kansas	Leased - Manufacturing & Office
	Bennington, Vermont	Owned - Manufacturing & Office

Corporate	Bloomfield, Connecticut	Owned - Office & Information Technology Back-Up Data Center
	Orlando, Florida	Leased - Office

Square Feet
Engineered Products	961,066
Precision Products	606,611
Structures	587,172
Corporate (2)	126,941
Total	2,281,790
(1)Owned facilities are unencumbered.
(2)We occupy a 40,000 square foot corporate headquarters building, 38,000 square foot mixed use building, and 8,000 square foot data center in Bloomfield, Connecticut. We lease a 5,000 square foot accounts receivable and accounts payable processing center in Orlando, Florida.

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

While it is not possible to predict the outcome of these matters with certainty, based upon available information, management believes that all settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in legal proceedings and that can be reasonably estimated are accrued for at December 31, 2021. Despite this analysis, there can be no assurance that the final outcome of these matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Except as set forth below, as of December 31, 2021, neither the Company nor any of its subsidiaries is a party, nor is any of its or their property subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company and its subsidiaries. Additional information relating to certain of these matters is set forth in Note 19, Commitments and Contingencies, and Note 13, Environmental Costs, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Environmental Matters

The Company and its subsidiaries are subject to numerous U.S. Federal, state and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities (including past activities of companies we have acquired). From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which may include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. While it is not possible to predict the outcome of these proceedings, in the opinion of management, any payments we may be required to make as a result of all such claims in existence at December 31, 2021, will not have a material adverse effect on our business, financial condition and results of operations or cash flows. Additional information relating to certain of these matters is set forth in Note 19, Commitments and Contingencies, and Note 13, Environmental Costs, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET, DIVIDEND AND SHAREHOLDER INFORMATION

Our Common Stock is traded on the New York Stock Exchange under the symbol "KAMN". As of January 28, 2022, there were 3,411 registered holders of our Common Stock. Holders of the Company’s Common Stock are eligible to participate in the Computershare CIP program, which offers a variety of services including dividend reinvestment and direct stock purchase. The plan brochure describing the program may be obtained by contacting Computershare at (800) 227-0291 or via the web at www.computershare.com/investor.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about purchases of Common Stock by the Company during the three months ended December 31, 2021:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan (in thousands)
October 2, 2021 – October 29, 2021	—	$—	—	$2,168
October 30, 2021 – November 26, 2021	1,668	$39.37	—	$2,168
November 27, 2021 – December 31, 2021	—	$—	—	$2,168
Total	1,668		—
(a) During the quarter the Company purchased 1,668 shares in connection with employee tax withholding obligations as permitted by our equity compensation plans; these purchases were made in compliance with SEC Rule 16b-3. These are not purchases under our publicly announced program.

PERFORMANCE GRAPH

Following is a comparison of our total shareholder return for the period 2016 – 2021 compared to the S&P 600 Small Cap Index and the Russell 2000 Small Cap Index. The performance graph does not include a published industry or line-of-business index or peer group of similar issuers because during the performance period the Company was conducting operations in diverse lines of business and we do not believe a meaningful industry index or peer group can be reasonably identified. Accordingly, as permitted by regulation, the graph includes the S&P 600 Small Cap Index and the Russell 2000 Small Cap Index, both of which are comprised of issuers with market capitalizations generally similar to that of the Company.

	2016	2017	2018	2019	2020(1)	2021(1)
Kaman Corporation	100.00	122.11	117.89	140.36	123.95	95.34
S&P Small Cap 600	100.00	113.23	103.63	127.24	141.60	179.58
Russell 2000	100.00	114.65	102.02	128.06	153.62	176.39
(1) The Company's 2021 and 2020 results were impacted by the effects of the COVID-19 pandemic on the commercial aerospace end market, which represented approximately 26% and 28%, respectively, of net sales.

ITEM 6. [RESERVED]

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

OVERVIEW OF BUSINESS

Kaman Corporation ("the Company") conducts business through three business segments:
•The Engineered Products segment serves the aerospace and defense, industrial and medical markets providing sophisticated, proprietary aircraft bearings and components; super precision, miniature ball bearings; and proprietary spring energized seals, springs and contacts.
•The Precision Products segment serves the aerospace and defense markets providing precision safe and arming solutions for missile and bomb systems for the U.S. and allied militaries; subcontract helicopter work; restoration, modification and support of our SH-2G Super Seasprite maritime helicopters; manufacture and support of our heavy lift K-MAX® manned helicopter, the TITAN UAV aerial system and the KARGO UAV unmanned aerial system, a purpose built autonomous medium lift logistics vehicle.
•The Structures segment serves the aerospace and defense and medical end markets providing sophisticated complex metallic and composite aerostructures for commercial, military and general aviation fixed and rotary wing aircraft, and medical imaging solutions.

Executive Summary

In the year ended December 31, 2021, consolidated net sales from continuing operations decreased by 9.6% to $709.0 million due to a 7.3% decrease in organic sales and $19.8 million in lower sales due to the sale of our UK Composites business in early 2021. Gross margin was 33.4% compared to 31.3% in the prior year period. This performance was driven by improved performance on our seals, springs and contacts and the absence of losses from the UK Composites business. Selling, general and administrative expenses ("S,G&A") decreased by 10.0%, primarily driven by lower employee-related costs and the absence of $8.5 million in acquisition costs incurred in the prior year for the purchase of Bal Seal. GAAP earnings per share from continuing operations improved to $1.57 compared to a loss per share from continuing operations in the prior year, primarily due to the absence of the impairment charges incurred in 2020.

Other financial highlights

•Earnings from continuing operations, net of tax was $43.7 million, a 162.0% increase compared to the prior year. This increase reflects the absence of the goodwill impairment charge and loss on the anticipated sale of our UK Composites business realized in 2020.
•Cash flows provided by operating activities of continuing operations were $48.7 million for 2021, an increase of $32.2 million, compared to the prior year. This change was largely driven by the collection of payments on outstanding receivables related to the Joint Programmable Fuze ("JPF") direct commercial sales ("DCS") program.
•Total unfulfilled performance obligations ("backlog") increased 11.0% to $700.9 million, mostly driven by the award of a follow-on multi-year contract for the BLACK HAWK program and strong order intake at our Engineered Products segment.

Acquisitions and divestitures

•In February 2021, we completed the sale of our UK Composites business.

Awards and recognition

•In October 2021, our Jacksonville division was named Manufacturer of the Year by First Coast Manufacturing Association. Key considerations of the award include environmental, health and safety, continuous improvement, workforce and community engagement and talent management process.

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

Management changes

•In December 2021, Russell J. Bartlett was named segment lead of the Engineered Products segment and Structures segment and Darlene R. Smith was named segment lead of the Precision Products segment.
•In July 2021, James G. Coogan was appointed Senior Vice President and Chief Financial Officer, effective July 8, 2021. Mr. Coogan succeeded Robert D. Starr.
•In April 2021, Ian K. Walsh, President and CEO, was appointed Chairman of the Board of Directors and Jennifer Pollino assumed the role of the Lead Independent Director.

Other key events

•In February 2022, our FAA Part 145 Repair Station in Wichita, Kansas earned FAA approval for two new composite repair capabilities.
•In January 2022, we announced the expansion of our medical imaging program through a partnership with Mirion Technologies ("Mirion"). We will supply surgical C-Arm tabletops to Mirion with deliveries expected to begin in the second quarter of 2022.
•In January 2022, we announced that our Kamatics business will support the new James Webb Telescope with its KAron® high technology, self-lubricating bearings.
•In December 2021, we entered into a follow-on multi-year contract with Sikorsky to manufacture UH-60 BLACK HAWK cockpits for both the “M” and the “Med” models.
•In 2021, we received signed purchase agreements for three K-MAX® medium-to-heavy lift helicopters. One aircraft was delivered in the first quarter of 2021 and two aircraft were delivered in the fourth quarter of 2021.
•In October 2021, we integrated our TITAN UAV aerial system onto our K-MAX® aircraft and successfully completed two demonstrations of its capabilities, including Near Earth autonomy and obstacle avoidance technology.
•In October 2021, we successfully completed the demonstration of two flight tests of FireBurstTM enhanced fuzing capability, a Kaman patented Height of Burst solution that adds additional capabilities to existing and future safe and arm devices.
•In September 2021, we unveiled the KARGO UAV unmanned aerial system, a purpose-built, autonomous system designed to be the new standard for expeditionary logistics.
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
•In April 2021, we successfully completed the first test flight with the K-MAX TITAN unmanned aerial system.
•In March 2021, we opened our first production cell for highly engineered products utilizing our proprietary Titanium Diffusion Hardening process.
•In March 2021, we were awarded a contract by Boeing to manufacture the refueling boom assembly for the MH-47 program. The program is expected to start in the first half of 2022.
•In January 2021, the Agencia Nacional de Aviação Civil ("ANAC") in Brazil issued the Type Certificate for the Kaman K-1200 K-MAX® helicopter. We have been marketing the K-MAX® helicopter to various Brazilian operators, power line, oil and gas firms, and engineering companies over the past two years, and this certification clears the path for K-MAX® operations in Brazil.

COVID-19 Discussion

We continue to monitor the impact of the coronavirus ("COVID-19") pandemic on all aspects of our business and across the geographies in which we operate and serve customers, as well as the extent to which it has impacted and will continue to impact our customers, suppliers and other business partners. Despite efforts to mitigate the risks associated with COVID-19, the markets we serve and demand for our products were adversely impacted during 2021 and we have seen some disruptions to our supply chain, such as delays in materials and components used in our manufacturing process; however, we continue to meet the demands of our customers. While we did not incur significant disruptions related to the COVID-19 pandemic during 2021, we continue to operate below pre-pandemic levels for our commercial aerospace products. We anticipate recoveries for these products in 2022; however, the developments related to COVID-19 variants make it difficult to predict the timing and magnitude of the recovery. We saw recoveries in our medical and industrial end markets during 2021. Our defense and safe and arm device end markets have not been impacted by COVID-19 and we do not expect future declines due to COVID-19 on the results of these end markets. In addition to the pressures discussed above, we anticipate inflationary and wage pressures in 2022. The extent to which COVID-19 may adversely impact the Company depends on future developments, which are highly uncertain and unpredictable at this time.
The health and safety of our employees, their families and communities, and our customers are our highest priorities. To maintain employee productivity and minimize the risk of exposure while working, we continue to follow guidance issued by the Centers for Disease Control and state and local governments to allow our employees to work with confidence knowing that their health and safety is a key priority. We have begun to allow visitors and business associates to our facilities, provided they adhere to the Company's guidelines. On September 9, 2021, the Biden Administration issued an executive order requiring all employers with USG contracts to ensure that their U.S.-based employees, contractors, and subcontractors who perform work on or in support of USG contracts, are fully vaccinated by December 8, 2021, which was later delayed to January 4, 2022. President Biden also announced that he directed the Occupational Safety and Health Administration ("OSHA") to create an Emergency Temporary Standard ("ETS"), stating that all employers with 100 or more employees require that all workers be vaccinated or undergo weekly COVID-19 testing. OSHA issued this ETS on November 5, 2021 which echoed the requirements of the executive order discussed above. In January 2022, the Supreme Court blocked the Biden administration from enforcing the executive order discussed above and a U.S. judge blocked the Biden Administration from enforcing the executive order on federal employees. In the event a vaccine mandate is required, it is currently not possible to predict the effect that the executive order or OSHA ETS will have on our workforce. Ensuring compliance with a vaccine mandate or weekly testing requirement may be difficult and costly and it is possible that some employees may choose to leave employment over a vaccine or testing requirement, which would result in attrition, including the attrition of skilled labor, and difficulty finding future workers. Our ability to perform on our contracts is also dependent upon our subcontractors and suppliers. Our subcontractors and suppliers who are subject to the vaccine mandate may be impacted by an inability to comply or loss of personnel, which could disrupt subcontractor or supplier performance or deliveries. There can be no assurance that the compliance with these requirements will not have a material adverse effect on our business, financial condition and results of operations.
Refer to the Liquidity and Capital Resources section of Management's Discussion and Analysis for information on the impact of COVID-19 on the liquidity of the Company.

RESULTS FROM CONTINUING OPERATIONS

During the third quarter of 2019, we completed the sale of our Distribution business for total cash consideration of $700.0 million, excluding certain working capital adjustments. As a result of the sale, the Distribution business results met the criteria for the presentation of discontinued operations. The results presented below represent the results of continuing operations. See Note 2, Disposals, in the Notes to Consolidated Financial Statements included in this Form 10-K for further details.

Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of the change in results of continuing operations from the earliest year presented.

Net Sales from Continuing Operations

	2021	2020	2019
In thousands
Net sales	$708,993	$784,459	$761,608
$ change	(75,466)	22,851	25,614
% change	(9.6)%	3.0%	3.5%

Sales of disposed businesses that did not qualify for discontinued operations	1,704	21,490	32,049
Organic sales	$707,289	$762,969	$729,559
$ change	(55,680)	33,410
% change	(7.3)%	4.6%

Net sales for 2021 decreased when compared to 2020, primarily due to a 7.3% decrease in organic sales and $19.8 million in lower sales due to the sale of our UK Composites business in early 2021. The decrease in organic sales was attributable to $46.2 million in lower sales in our Precision Products segment and $12.1 million in lower organic sales at our Structures segment.

These decreases were partially offset by an increase in sales at our Engineered Products segment. Foreign currency exchange rates relative to the U.S. dollar had a favorable impact of $3.7 million on net sales. See Segment Results of Operations and Financial Condition below for further discussion of segment net sales.

The table below summarizes the changes in organic net sales by product line for the year ended December 31, 2021, compared to the corresponding period in 2020.

Product Line	Increase (Decrease)	$ (in millions)	%
Defense	↑	$1.1	0.7%
Safe and Arm Devices	↓	$(57.0)	(22.9)%
Commercial, Business and General Aviation	↓	$(28.7)	(13.5)%
Medical	↑	$16.7	23.9%
Industrial	↑	$12.1	18.5%

Gross Profit from Continuing Operations

	2021	2020	2019
In thousands
Gross profit	$236,618	$245,582	$240,805
$ change	(8,964)	4,777	13,488
% change	(3.7)%	2.0%	5.9%
% of net sales	33.4%	31.3%	31.6%

Gross profit for 2021 decreased when compared to 2020. This was primarily attributable to lower direct commercial sales of our JPF to foreign militaries and lower sales and associated gross profit on our bearings products and missile fuzing contracts. These decreases, totaling $35.5 million, were partially offset by the absence of losses associated with our former UK Composites business and higher sales and associated gross profit under our JPF program with the USG, our medical implantable and analytical devices and the SH-2G spares program for New Zealand.

Gross profit as a percentage of sales for 2021 increased when compared to 2020, primarily due to the absence of losses from our former UK Composites business, improved performance on our K-MAX® spares and support and on our seals, springs and contacts. These increases were partially offset by cost growth on our missile fuzing and memory products and on our Boeing Wing-to-Body Fairing program.

Selling, General & Administrative Expenses (S,G&A) from Continuing Operations

	2021	2020	2019
In thousands
S,G&A	$152,474	$169,485	$160,768
$ change	(17,011)	8,717	4,567
% change	(10.0)%	5.4%	2.9%
% of net sales	21.5%	21.6%	21.1%

The decrease in S,G&A expenses for 2021 as compared to 2020 was primarily attributable to a decrease in employee-related costs, including lower salary and wage expenses as a result of the workforce reductions implemented to support our cost savings initiative, the absence of $8.5 million of Bal Seal acquisition costs and $2.3 million in third party costs associated with our efforts to reduce general and administrative expenses in the prior year and lower S,G&A of $4.6 million due to the sale of our UK Composites business in early 2021. These decreases were partially offset by an increase in group health costs.

Costs from Transition Services Agreement

	2021	2020	2019
In thousands
Costs from transition services agreement	$1,728	$12,515	$4,673

Upon closing the sale of the Distribution business, the Company entered into a transition services agreement ("TSA") with the buyer, pursuant to which the Company agreed to support the information technology, human resources and benefits, tax and treasury functions of the Distribution business for six to twelve months. The buyer had the option to extend the support period for up to an additional year for certain services. The buyer exercised the option to extend the support period for up to a maximum of an additional year for certain information technology services. The buyer had the right to terminate individual services at any point over the renewal term and began to terminate certain services during the third quarter of 2020. During the third quarter of 2021, the TSA expired and all services were completed as of the end of the period. The Company incurred $1.7 million, $12.5 million and $4.7 million in costs associated with the TSA in the years ending December 31, 2021, 2020, and 2019, respectively. These costs were partially offset by $0.9 million, $8.4 million, and $3.7 million in income earned from the TSA included in income from transition services agreement, which is below operating income on the Company's Consolidated Statements of Operations.

Cost of Acquired Retention Plans

	2021	2020	2019
In thousands
Costs of acquired retention plans	$—	$22,814	$—

Bal Seal's previous owner implemented employee retention plans prior to our 2020 acquisition of the business. Upon closing, we funded $24.7 million of the purchase price into escrow accounts associated with these employee retention plans. Eligible participants received an allocation of the escrow balances one year following the acquisition date. Upon acquisition, Bal Seal had $1.9 million in costs accrued for these employee retention plans; therefore, we incurred $22.8 million in compensation expense associated with these retention plans in the year ended December 31, 2020. Eligible participants received an allocation of the escrow balance one year following the acquisition date, which is reflected in the Company's cash flows from operating activities for the year ended December 31, 2021.

Goodwill and Other Intangibles Impairment

	2021	2020	2019
In thousands
Goodwill and other intangibles impairment	$—	$50,307	$—

During the third quarter of 2020, we identified a triggering event for possible impairment of our Aerosystems reporting unit based on a decline in earnings compared to forecasts used in prior periods and updated forecasts, which indicated the forecasted cash flows for this reporting unit were lower than amounts previously forecasted. The evaluation resulted in a goodwill impairment charge of $50.3 million for the Aerosystems reporting unit in the year ended December 31, 2020, which represented the entire goodwill balance for this reporting unit.

See Note 12, Goodwill and Other Intangible Assets, Net, for further information on the goodwill impairment charge taken in the prior year period.

Impairment of Assets Held for Sale

	2021	2020	2019
In thousands
Impairment of assets held for sale	$—	$36,285	$—

In the fourth quarter of 2020, we committed to a plan and received approval from our Board of Directors to sell our UK Composites division. At December 31, 2020, the assets of the UK Composites business were considered impaired as the estimated fair value of the disposal group was lower than the estimated carrying value of the UK Composites business. As a result, $24.3 million in assets were written off and the remaining loss related to the anticipated sale of the disposal group of $12.0 million was accrued for in liabilities held for sale, current portion on the Company's Consolidated Balance Sheets, resulting in a total loss of $36.3 million recorded to impairment on assets held for sale on the Company's Consolidated

Statements of Operations in the year ended December 31, 2020. Of this amount, $22.9 million related to the cumulative translation adjustment balance for the UK Composites division. In the first quarter of 2021, we closed on a transaction to sell the UK Composites business, which did not qualify for reporting of discontinued operations. We recorded an additional loss of $0.2 million in the year ended December 31, 2021 associated with the sale which was recorded to loss (gain) on sale of business.

Restructuring and Severance Costs from Continuing Operations

	2021	2020	2019
In thousands
Restructuring and severance costs	$6,154	$8,359	$1,558

The following table disaggregates the components of restructuring and severance costs:

	2021	2020	2019
In thousands
Cost reduction initiative	$6,154	$3,970	$927
Integration of Bal Seal acquisition	—	524	—
Workforce reductions in response to COVID-19	—	3,549	—
Composites business restructuring	—	316	631
Total restructuring and severance costs	$6,154	$8,359	$1,558

Cost Reduction Initiative

Since the sale of our former distribution business in 2019, we continued to evaluate our cost structure with the objective of a lean organizational structure that improves operational efficiency and provides a scalable infrastructure which facilitates future growth opportunities. We have identified information technology functions to be outsourced, workforce reductions and other reductions in certain general and administrative expenses to support the cost savings initiative. The actions taken in 2021 are expected to begin generating savings in the first half of 2022, with total annualized cost savings of approximately $10.3 million being realized by 2024.

Integration of Bal Seal Acquisition

We incurred severance costs as we integrated the acquisition of Bal Seal in year ended December 31, 2020. We are realizing annual cost savings of approximately $1.2 million as a result of these activities.

Workforce Reductions in Response to COVID-19

During 2020, the Company implemented temporary workforce reductions, including furloughs, and elected to eliminate certain open positions as a response to the unprecedented hardships brought on by COVID-19.

The restructure and severance costs above were included in restructuring and severance costs on the Company's Consolidated Statements of Operations and other unallocated expenses, net within Note 4, Segment and Geographic Information.

Loss (Gain) on Sale of Business

	2021	2020	2019
In thousands
Loss (gain) on sale of business	$234	$(493)	$3,739

As discussed above, in the fourth quarter of 2020, we committed to a plan and received approval from our Board of Directors to sell our UK Composites division. At December 31, 2020, the assets of the UK Composites business were considered impaired as the estimated fair value of the disposal group was lower than the estimated carrying value of the UK Composites business resulting in a $36.3 million impairment charge recorded to impairment on assets held for sale on the Company's Consolidated Statements of Operations in the year ended December 31, 2020. In the year ended December 31, 2021, we recorded an additional loss of $0.2 million recorded to loss (gain) on sales of business when the sale was finalized.

During 2018, we sold our UK Tooling business. This sale did not qualify for the reporting of discontinued operations within the consolidated financial statements. In the year ended December 31, 2019, the Company incurred a loss of $3.7 million associated with the write-off of note receivables recorded for the amounts to be collected on the sale of the UK Tooling business as this balance was deemed not likely to be collected. In the year ended December 31, 2020, we collected $0.5 million of the note receivables written off in 2019.

Operating Income (Loss) from Continuing Operations

	2021	2020	2019
In thousands
Operating income (loss)	$49,496	$(84,311)	$53,411
$ change	133,807	(137,722)	20,448
% change	158.7%	(257.9)%	62.0%
% of net sales	7.0%	(10.7)%	7.0%

We had operating income of $49.5 million in 2021, compared to an operating loss of $84.3 million in 2020. This change was primarily attributable to the absence of the impairment charges discussed above and the cost of the acquired retention plan recorded in the prior year. Additionally contributing to the increase in operating income were lower costs incurred related to the TSA, a decrease in severance costs, the absence of costs associated with the purchase accounting for the Bal Seal acquisition and higher operating income at the Engineered Products and Structures segments. These changes were partially offset by lower operating income at the Precision Products segment. See Segment Results of Operations and Financial Condition below for further discussion of segment operating income.

Interest Expense, Net from Continuing Operations

	2021	2020	2019
In thousands
Interest expense, net	$16,290	$19,270	$17,202

Interest expense, net generally consists of interest charged on our Credit Agreement, which includes a revolving credit facility and a term loan under our previously existing credit facility, and our convertible notes and the amortization of debt issuance costs, offset by interest income. The decrease in interest expense, net for 2021 as compared to 2020 was primarily due to lower interest expense on our revolving credit facility due to lower average borrowings, partially offset by lower interest income earned on marketable securities.

Effective Income Tax Rate from Continuing Operations

	2021	2020	2019
Effective income tax rate	27.8%	9.9%	(39.1)%

The effective tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the year. See Note 16, Income Taxes, in the Notes to Consolidated Financial Statements included in this Form 10-K for further details.

Backlog

	2021	2020	2019
In thousands
Backlog	$700,923	$631,236	$806,870

Backlog increased from 2020 to 2021, primarily driven by the follow-on multi-year contract for the BLACK HAWK program, the award of Option 16 under our JPF program with the USG and strong order intake in our Engineered Products segment. These increases were partially offset by revenue recognized for deliveries of direct commercial JPF orders.

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

SEGMENT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

In the fourth quarter of 2021, the Chief Operating Decision Maker ("CODM") established a new structure for the Company to better align our businesses to support capital allocation plans, portfolio management and growth. This new structure resulted in the introduction of three reportable segments: Engineered Products, Precision Products and Structures. Refer to the Overview of Business section of Item 7. Management's Discussion and Analysis included in this Form 10-K for descriptions of each segment.

Engineered Products Segment

Our Strategy

Our Engineered Products strategy is to differentiate ourselves with innovative solutions that drive organic growth and solve our customers problems while focusing on a best in class operations excellence model. Our strong and diversified portfolio of businesses and products allow us to leverage our broad capabilities across multiple industries, including aerospace and defense, medical and industrial. We will leverage our experience and expertise in material science and application engineering to design and develop bearings, seals, springs and contacts in partnership with our customers to push the boundaries on what is possible.

Results of Operations

The following table presents selected financial data for our Engineered Products segment:

	2021	2020	2019
In thousands
Net sales	$317,683	$315,063	$270,335
$ change	2,620	44,728	6,416
% change	0.8%	16.5%	2.4%

Operating income	$43,097	$33,561	$64,195
$ change	9,536	(30,634)	1,181
% change	28.4%	(47.7)%	1.9%
% of net sales	13.6%	10.7%	23.7%

Net sales

2021 versus 2020

Net sales for 2021 increased compared to 2020, driven by recoveries in our medical and industrial bearings products and springs, seals and contacts, including products used in medical implantables and analytical devices. These improvements, totaling $26.1 million, were partially offset by lower sales volume of our commercial bearings products, which continue to be impacted by COVID-19, and to a lesser extent defense bearings products.

2020 versus 2019

Net sales for 2020 increased when compared to 2019, primarily due to the contribution of $77.0 million of sales from our Bal Seal acquisition and higher sales volume of our defense bearings products. These increases, totaling $89.1 million, were partially offset by lower sales volume of our commercial bearings products, driven by lower sales to Boeing and Airbus due to the impacts of COVID-19, and a less significant decrease in sales volume of our medical bearings products.

Operating Income

2021 versus 2020

Operating income for 2021 increased when compared to 2020, primarily due to higher sales and associated gross profit on our seals, springs and contacts and $5.3 million in lower intangible asset amortization expense. These changes were partially offset by lower sales volume of our commercial bearings products, driven by lower sales to Boeing and Airbus due to the impacts of COVID-19.

2020 versus 2019

Operating income for 2020 decreased when compared to 2019, primarily due to lower sales volume of our commercial bearings products, driven by lower sales to Boeing and Airbus due to the impacts of COVID-19. Additionally contributing to the decrease in operating income was $11.1 million in intangible asset amortization expense associated with the purchase accounting for the Bal Seal acquisition. These changes were partially offset by the contribution of $29.1 million in gross profit from our Bal Seal acquisition and higher sales and gross profit on our defense bearings.

Major Programs/Product Lines

Defense Bearings

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

Commercial Bearings

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
In the first quarter of 2019, the Federal Aviation Administration ("FAA") issued an order to suspend all 737 MAX aircraft in the U.S. and by U.S. aircraft operators following two fatal 737 MAX accidents. Boeing suspended deliveries until the FAA and other civil aviation authorities worldwide granted the clearance to return the aircraft to service. In November 2020, the FAA lifted the orders to suspend operations of the Boeing 737 MAX and in early 2021, airlines around the globe began to clear the Boeing 737 MAX for flying. Although production rates increased in 2021 and higher output rates are expected in 2022, there can be no assurance that the production rate will return to the production rate prior to the grounding of the 737 MAX fleet. In the years ended December 31, 2021, 2020 and 2019, we recognized $4.0 million, $5.6 million and $19.9 million, respectively, in revenue associated with the sale of our products that are utilized on the 737 MAX aircraft fleet.

Aerospace and Defense Springs, Seals and Contacts

Our precision springs, seals and contacts are used in the aerospace and defense end market to protect critical equipment from potential failure and maintain pressure while excluding debris and moisture. These products provide mechanical latching and electrical conductivity and are also used to shield sensitive electronics used in defense aircraft.

Medical Products

Our super precision miniature ball bearings and precision springs, seals and contacts are utilized in the medical technology end market. These products improve the performance and reliability of components in high cost of failure environments, such as powered surgical tools, orthopedic implants, dental products, pumps, monitors, analytic devices, active implantables and other critical medical equipment.

Industrial Products

Our bearings and precision seals, springs and contacts are used in the industrial end market. Our technology differentiation provides a high power draw and is utilized in applications requiring high performance including radar systems, fuel pumps, hydraulics, navigation systems, motors and robotics.

Other

In 2021, we opened a new production cell for products manufactured using our proprietary Titanium Diffusion Hardening ("TDH") process, which provides the lightweight and high strength benefits of titanium alloys while improving surface hardness, durability and wear characteristics. In July 2021, the TDH process was utilized in a successful human space travel mission and, during the year, we received an initial order from a leading electric vertical takeoff and landing ("eVTOL") manufacturer for components manufactured using our TDH process. We see significant opportunities to expand our product offering utilizing our TDH process across a broad range of end markets, including eVTOL, space, aerospace and defense, medical and industrial.

Precision Products Segment

Our Strategy

The Precision Products strategy is to focus on solving tomorrow’s problems through innovation and technology by empowering the strengths of our employees, partners and suppliers. We serve both commercial and defense customers by customizing solutions and technologies for their specific needs. Our strategy is focused on growing an ecosystem of products, including safe and arming solutions for missile and bomb systems, helicopters and aerial systems, which enhances the customer’s ability to execute missions flawlessly, with simplistic ease. We have an endless pursuit of operational excellence through the continual training of our employees and successful integration of new talent. We will grow our product offerings by investing in new technologies and identifying new market opportunities.

Results of Operations

The following table presents selected financial data for our Precision Products segment:

	2021	2020	2019
In thousands
Net sales	$256,329	$302,509	$307,312
$ change	(46,180)	(4,803)	16,700
% change	(15.3)%	(1.6)%	5.7%

Operating income	$55,366	$74,033	$59,573
$ change	(18,667)	14,460	3,151
% change	(25.2)%	24.3%	5.6%
% of net sales	21.6%	24.5%	19.4%

Net sales

2021 versus 2020

Net sales for 2021 decreased when compared to 2020, primarily due to lower direct commercial sales of our JPF to foreign militaries and a decrease in sales on our MK54 fuzing program. These decreases, totaling $69.6 million, were partially offset by higher sales under our JPF program with the USG, revenue related to the development of our TITAN UAV unmanned aerial system and higher sales volume of spares on the K-MAX® program and the SH-2G program with New Zealand.

2020 versus 2019

Net sales for 2020 decreased when compared to 2019, primarily due to lower sales under our JPF program with the USG, the K-MAX® program and our measuring programs, the absence of sales under our SH-2G program for Peru, lower sales volume of spares for the SH-2G program with New Zealand and the absence of $6.1 million of sales associated with composite blade programs which were moved to the Structures segment in 2020. These decreases, totaling $71.4 million, were partially offset by higher direct commercial sales of our JPF to foreign militaries and an increase in sales on our MK54 fuzing program.

Operating Income

2021 versus 2020

Operating income for 2021 decreased when compared to 2020, primarily attributable to lower direct commercial sales and associated gross profit on our JPF to foreign militaries and a decrease in gross profit on our legacy fuzing programs. These decreases in gross profit, totaling $26.6 million, were partially offset by higher sales and associated gross profit on our JPF program with the USG and the SH-2G program with New Zealand.

2020 versus 2019

Operating income for 2020 increased when compared to 2019. This increase was primarily attributable to higher direct commercial sales of and associated gross profit on our JPF to foreign militaries and an increase in gross profit on our legacy fuzing programs. These increases in gross profit, totaling $27.5 million, were partially offset by lower sales and associated gross profit on our JPF program with the USG and lower volume of spares for the SH-2G program with New Zealand.

Major Programs/Product Lines

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

A total of 8,790 fuzes were delivered to our customers during the fourth quarter of 2021, bringing the year-to-date total to 29,080 fuzes. We expect to deliver 25,000 to 30,000 fuzes in 2022. Total JPF backlog at December 31, 2021 was $103.4 million, down from $214.7 million at December 31, 2020, reflecting the delivery of fuzes during 2021, partially offset by the award of Option 16 discussed below.

Our JPF program continues to move through its product lifecycle, reflecting the previously announced decision of the United States Air Force ("USAF") to move to the FMU-139 D/B (which we do not produce) as its primary fuze system. During 2021, we completed our delivery requirements under Option 14 of our USG contract and we began to satisfy the requirements under Option 15, which relates solely to the procurement of fuzes by 25 foreign militaries and has an expected value of approximately $57.3 million. In the third quarter of 2021, we received an award under Option 16 with an expected total value of approximately $43.0 million. Similar to Option 15, this order relates solely to the procurement of fuzes by or in support of foreign militaries and does not include any sales to the USAF. Option 16 extends FMU-152 A/B production into 2023. We have been advised by our customer that Option 16 will be the last order under our JPF contract with the USG. While we do not expect the close-out of our JPF contract with the USG to adversely impact our ability to continue to market the FMU-152 A/B directly to foreign militaries in direct commercial sales transactions, in the event the foreign militaries move to the FMU-139 D/B, our financial condition and results of operations would be materially adversely impacted. We are currently in discussions with two Middle Eastern customers for one or more follow-on orders aggregating a minimum of $45.0 million. The final value of these orders will be dependent on volume and pricing agreed upon in the completed contracts. If received, these orders would continue to extend the life of the program. DCS orders are subject to export approvals, licenses, or authorizations. The timing and receipt of any such export approvals, licenses, or authorizations are subject to political and geopolitical conditions that are beyond our control.

K-MAX®

We manufacture the commercial K-MAX® aircraft at our Jacksonville, Florida and Bloomfield, Connecticut facilities. In 2021, three helicopters from the commercial production line were accepted by our customers. During 2019, we announced that we are developing the next generation TITAN UAV unmanned aerial system that will allow operators to have the capability to fly either manned or unmanned missions. In October 2021, we integrated our TITAN UAV aerial system onto our K-MAX® aircraft and successfully completed two demonstrations of its capabilities, including Near Earth autonomy and obstacle avoidance technology. We expect to offer unmanned system kits for new production and existing aircraft in 2022. As of December 31, 2021 and 2020, our backlog for the K-MAX® program was $13.8 million and $20.9 million, respectively.

KARGO

In 2021, we unveiled the KARGO UAV unmanned aerial system, a compact purpose-built, autonomous aircraft designed to provide cost-effective cargo hauling up to 800 pounds. The KARGO UAV provides multiple payload options with a conformal supply pod and external slingload. The aircraft is expected to serve the defense and commercial markets. In the second half of 2021, we completed a successful demonstration of our half scale model and we are currently in development of the full scale model.

Missile Fuzing

We manufacture missile fuzing systems utilized in safe and arm devices. Our fuzes are qualified for use in missile systems used by the U.S. Armed Forces, and can be found on numerous platforms, including AMRAAM®, ATacMS®, Harpoon, JASSM®, MK-54, SLAM-ER and Tomahawk.

Structures Segment

Our Strategy

The Structures strategy is focused on delivering complex metallic and composites structural components and systems to a broad range of customers in the commercial aerospace, defense and medical end markets. We seek to partner with customers and become an extension of their manufacturing process, providing our ability to strategically source, manufacture, assemble and deliver products to the strict tolerance required by our industries and to the high quality expected by our customers. Looking ahead, we are focused on adding new programs from customers that value our experience and expertise in structural manufacturing, while broadening our end market exposure to emerging growth areas, such as space and eVTOL.

Results of Operations

The following table presents selected financial data for our Structures segment:

	2021	2020	2019
In thousands
Net sales	$134,981	$166,887	$183,961
$ change	(31,906)	(17,074)	2,498
% change	(19.1)%	(9.3)%	1.4%

Operating (loss) income	$(340)	$(8,858)	$1,194
$ change	8,518	(10,052)	12,516
% change	96.2%	(841.9)%	110.5%
% of net sales	(0.3)%	(5.3)%	0.6%

Net sales

2021 versus 2020

Net sales decreased for 2021 when compared to 2020, primarily due to $19.8 million in lower sales from our former UK Composites business, which was sold in early 2021, and lower sales on the Boeing Wing-to-Body Fairing program, our AH-1Z program, certain composites programs and a metallic structures program with Boeing. These decreases, totaling $39.0 million, were partially offset by higher sales on our A-10 program.

2020 versus 2019

Net sales decreased for 2020 when compared to 2019, primarily due to $10.6 million in lower sales volume of composite products from our former UK Composites business and lower sales on our Rolls Royce program, AH-1Z program and a metallic structures program with Boeing. These decreases, totaling $36.0 million, were partially offset by higher sales on our Boeing Wing-to-Body Fairing program and the Sikorsky Combat Rescue Helicopter program and an increase in sales on composite blade programs which were moved from the Precision Products segment in 2020.

Operating (Loss)/Income

2021 versus 2020

Operating loss decreased for 2021 compared to 2020, primarily due to the absence of losses from our UK Composites business sold in early 2021, higher sales and associated gross profit on the A-10 program and higher gross profit on the AH-1Z program. These changes were partially offset by lower gross profit on our Boeing Wing-to-Body Fairing program and a composites structures program.

2020 versus 2019

We had an operating loss of $8.9 million compared to operating income of $1.2 million in 2019. This change was primarily due to lower sales and associated gross margin on our AH-1Z program and a metallic structures program with Boeing. These decreases were partially offset by higher sales and associated gross profit on the Sikorsky Combat Rescue Helicopter program.

Major Programs/Product Lines

A-10

In 2019, the USAF awarded Boeing a contract to provide up to 112 new wing assemblies and up to 15 wing kits through 2030 and we announced that we had been awarded a contract by Boeing to manufacture wing control surfaces and structural assemblies in support of the USAF's A-10 Thunderbolt Advanced Wing Continuation Kitting ("ATTACK") program. At December 31, 2021 and 2020, our program backlog was $23.3 million and $35.7 million, respectively.

BLACK HAWK

The Sikorsky BLACK HAWK helicopter cockpit program involves the manufacture of cockpits, including the installation of all wiring harnesses, hydraulic assemblies, control pedals and sticks, seat tracks, pneumatic lines and the composite structure that holds the windscreen for most models of the BLACK HAWK helicopter. We delivered 65 cockpits in 2021 as compared to the 53 cockpits delivered in 2020. In December 2021, we entered into a follow-on multi-year contract with Sikorsky to manufacture UH-60 BLACK HAWK cockpits for both the “M” and the “Med” models. The term of the agreement is five years, beginning in 2023 and ending in 2027. Included in backlog at December 31, 2021 and 2020, was $202.0 million and $47.0 million, respectively, for orders on this program. We anticipate cockpit deliveries to total 65 in 2022.

AH-1Z

We manufacture sheet metal details and subassemblies for the increased capability AH-1Z attack helicopter, which is produced by Bell Helicopter for the U.S. Marine Corps. We are currently on contract through Lot 17. As of December 31, 2021 and 2020, our backlog for this program was $2.0 million and $11.2 million, respectively.

777 / 767

In 2019, we signed a multi-year follow-on contract with Boeing for the production of fixed trailing edge ("FTE") assemblies for the Boeing 777 and 767 commercial aircraft. Annual quantities will vary, as they are dependent upon the orders Boeing receives from its customers. To date, Kaman has provided approximately 1,490 FTE kits and assemblies for each of the 777 and 767 programs since 1995 and 1986, respectively. During 2021, on average, we delivered one and one-half shipsets per month on the Boeing 777 platform and three shipsets per month on the Boeing 767 platform, which includes one shipset per month associated with a military tanker derivative of the 767. For 2022, we estimate deliveries on the 777 program to be two shipsets per month and on the 767 program to be three shipsets per month which includes one shipset per month associated with a military tanker derivative of the 767. As of December 31, 2021 and 2020, our backlog for these programs was $34.1 million and $28.7 million, respectively.

On February 21, 2021, Boeing recommended grounding active Boeing 777 aircraft equipped with a particular engine model following an engine failure. In December 2021, the FAA proposed a change to the engines. Following the modifications to the engine, the aircraft is expected to return to flight in 2022. In the years ended December 31, 2021 and 2020, revenue associated with the Boeing 777 aircraft was approximately 1% of total sales in both periods.

Composite Platforms

We manufacture composite structures products, which are utilized in the commercial, defense and medical imaging platforms. Our composite offerings are included on programs with major manufacturers including Bell, Boeing, Cessna, Sikorsky and Rolls Royce, among others.

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

COVID-19

We anticipate that the disruptions and delays resulting from the spread of COVID-19 and the measures instituted by governments and businesses to mitigate its spread could impact our liquidity in the next twelve months. At December 31, 2021, the Company had $140.8 million of cash on our Consolidated Balance Sheet. We are closely managing our daily cash flows to optimize our liquidity position. We also continue to closely monitor the collectability of our receivables from commercial aerospace customers as we recognize there may be delays in payments due to the impacts of COVID-19 on our customers. As of the date of this filing, we do not believe there has been any material impact on the collectability of these receivables. In addition to our reviews of collections and payables, management meets with our business units on a regular basis to review liquidity.
As of the date of this filing, we believe we have adequate liquidity due to the cash we have on hand, the bank financing we have available to us and the other actions we have taken to enhance financial flexibility and reduce the potential impact of the pandemic on our operations.

A summary of our consolidated cash flows from continuing operations is as follows:

	2021	2020	2019	21 vs. 20	20 vs. 19
(in thousands)
Total cash provided by (used in):
Operating activities	$48,698	$16,469	$42,488	$32,229	$(26,019)
Investing activities	(21,112)	(318,722)	628,316	297,610	(947,038)
Financing activities	(22,233)	(33,535)	(152,713)	11,302	119,178

Free Cash Flow(1) :
Net cash provided by operating activities	$48,698	$16,469	$42,488	$32,229	$(26,019)
Expenditures for property, plant and equipment	(17,530)	(17,783)	(22,447)	253	4,664
Free cash flow	$31,168	$(1,314)	$20,041	$32,482	$(21,355)
(1) Free Cash Flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less expenditures for property plant and equipment, both of which are presented in our Consolidated Statements of Cash Flows. See Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures, in this Form 10-K.

Net cash provided by operating activities was $48.7 million in 2021, a $32.2 million improvement over cash provided in 2020, largely driven by the collection of payments on outstanding receivables, more specifically significant receipts on JPF DCS receivables, and higher net earnings. These changes were partially offset by $25.1 million in nonrecurring payments to eligible participants of Bal Seal's employee retention plans implemented prior to our acquisition in 2020.

Net cash used in investing activities was $21.1 million in 2021, $297.6 million less than cash used in 2020. This change was primarily attributable to cash used to acquire Bal Seal in the prior period.

Net cash used in financing activities decreased by $11.3 million in 2021 compared to 2020, primarily due to lower purchases of treasury shares in the current period.

Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of the change in cash flows from the earliest year presented.

Material Cash Commitments

The Company considers its material contractual obligations when assessing its liquidity.

Debt and Related Interest Payments

We rely on debt financing as a source of liquidity for our business activities, including both convertible notes and our revolving credit facility. Under the convertible notes, $199.5 million of principal liability is due in 2024. No amounts were outstanding under the revolving credit agreement at December 31, 2021. The Company is contractually obligated to make interest payments on our debt and is required to pay a quarterly commitment fee on the unused revolving loan commitment amount. The total estimated interest payments over the life of our debt instruments is $41.4 million as of December 31, 2021. Of this amount, $13.7 million is estimated be paid within one year. Interest payments on debt are calculated based on the applicable rate and payment dates for each instrument. For variable-rate instruments, interest rates and payment dates are based on management’s estimate of the most likely scenarios for each relevant debt instrument. In the event that we borrow under our revolving credit agreement in 2022, we may be impacted by expected increases in interest rates. For further information on debt and the related interest payments, refer to Financing Arrangement discussed below and Note 14, Debt, in the Notes to Consolidated Financial Statements included in this Form 10-K.

Leasing

Future rental payments for operating and financing leases total $12.2 million and $4.5 million, respectively, as of December 31, 2021. For further information on leasing obligations, including the timing of these payments, refer to Note 20, Leases, in the Notes to Consolidated Financial Statements included in this Form 10-K.

Purchase Obligations

The Company has entered into purchase commitments with suppliers for materials and supplies as part of the ordinary course of business, consulting arrangements and support services. Obligations of at least $50,000 total $177.4 million as of December 31, 2021, of which $135.2 million will be paid within one year.

Other

Our other long-term obligations, which include obligations under the Company's long-term incentive plan, deferred compensation plan, environmental liabilities, acquisition holdbacks and unrecognized tax benefits, total $38.1 million at December 31, 2021, of which $6.6 million will be paid within one year. For further information on these obligations refer to Note 13, Environmental Costs; Note 16, Income Taxes; Note 18, Other Long-Term Liabilities; and Note 19, Commitments and Contingencies in the Notes to Consolidated Financial Statements included in this Form 10-K.

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

As of December 31, 2021, we had no significant off-balance sheet arrangements other than purchase obligations, the guarantee discussed above and $92.6 million of outstanding standby letters of credit, all of which were under the revolving credit facility. Of this amount, $86.3 million letters of credit relate to a JPF DCS contract.

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
•capital expenditures;
•research and development expenditures;
•repurchase of common stock under share repurchase programs;
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

The following table illustrates the dilutive effect of securities issued under the 2024 Notes at various theoretical average share prices for our stock as of December 31, 2021:

	Theoretical Average Share Price of Kaman Stock
	$65.26	$70.00	$75.00	$80.00	$84.84
Dilutive Shares associated with:
Convertible Debt	—	206,879	396,879	563,129	705,394

Credit Agreement

On December 13, 2019, the Company closed an amended and restated $800.0 million Credit Agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as Administrative Agent and as Collateral Agent. The Credit Agreement amends and restates the Company's previously existing credit facility in its entirety to, among other things: (i) extend the maturity date to December 13, 2024; (ii) increase the aggregate amount of revolving commitments from $600.0 million to $800.0 million; (iii) remove the existing term loan credit facility; (iv) modify the affirmative and negative covenants set forth in the facility; and (v) effectuate a number of additional modifications to the terms and provision of the facility, including its pricing. Capitalized terms used but not defined within this discussion of the Credit Agreement have the meanings ascribed thereto in the Credit Agreement. This agreement was further amended on December 8, 2021 to move its LIBOR benchmark for non-U.S. dollar ("USD") borrowings to other non-USD benchmark rates.

The LIBOR benchmark has been the subject of national, international, and other regulatory guidance and proposals for reform. These reforms may cause LIBOR to perform differently than in the past, and LIBOR may ultimately cease to exist. Alternative benchmark rate(s) may replace LIBOR and could affect the Company's debt securities, derivative instruments, receivables, debt payments and receipts. An alternative rate may create additional basis risk for market participants as an alternative index is utilized alongside LIBOR. Key regulatory authorities have requested that banks cease entering into new contracts that use USD LIBOR as a reference rate, and do not permit new or existing non-USD LIBOR borrowings, by no later than December 31, 2021. Additionally, the Alternative Reference Rates Committee has recommended replacing USD LIBOR with the Secured Overnight Financing Rate (“SOFR”), which is calculated by short-term repurchase agreements. There can be no guarantee that SOFR will become widely used, or that any alternatives may or may not be developed.

Interest rates on amounts outstanding under the Credit Agreement are variable based on LIBOR. As discussed above, the Company amended its Credit Agreement to move its LIBOR benchmark for non-USD borrowings to other non-USD benchmark rates. Future USD borrowings under our current Credit Agreement will continue be based on LIBOR. At this time, it is not possible to predict the effect of any changes to LIBOR, the phase out of LIBOR or any establishment of alternative benchmark rates. Any new benchmark rate will likely not replicate LIBOR exactly, which could impact our contracts that terminate after 2023. There is uncertainty about how applicable law, the courts or the Company will address the replacement of

LIBOR with alternative rates on variable rate retail loan contracts and other contracts that do not include alternative rate fallback provisions.

At December 31, 2021, there were no outstanding amounts on the Credit Agreement. We are required to pay a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.150% to 0.250% per annum, based on the Senior Secured Net Leverage Ratio. Fees for outstanding letters of credit range from 1.125% to 1.625%, based on the Senior Secured Net Leverage Ratio. There were no bank borrowings under our revolving credit facility during the year ended December 31, 2021, compared to total average bank borrowings of $111.9 million for the year ended December 31, 2020.

The following table shows the amounts available for borrowing under the Company's revolving credit facility:

	December 31, 2021	December 31, 2020
In thousands
Total facility	$800,000	$800,000
Amounts outstanding, excluding letters of credit	—	—
Amounts available for borrowing, excluding letters of credit	800,000	800,000
Letters of credit under the credit facility(1)(2)	92,646	165,373
Amounts available for borrowing	$707,354	$634,627

Amounts available for borrowing subject to EBITDA, as defined by the Credit Agreement(3)	$409,914	$363,997
(1) The Company has entered into standby letters of credit issued on the Company's behalf by financial institutions, and directly issued guarantees to third parties primarily related to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit generally are available for draw down in the event the Company does not perform its obligations.
(2) Of these amounts,$86.3 million and $146.2 million letters of credit relate to a certain JPF DCS contract in both periods.
(3) Amounts available for borrowing subject to EBITDA reflect the minimum borrowing capacity under EBITDA, subject to adjustments.

Other Sources/Uses of Capital

Letters of Credit

We have $86.3 million in letters of credit outstanding for a JPF DCS contract, including the offset agreement. In the event that we default on the contract and we are unable to fulfill our contractual commitments, our customer has the ability to draw on the letters of credit.

Pension

Management regularly monitors its pension plan asset performance and the assumptions used in the determination of our benefit obligation, comparing them to actual experience. We continue to believe the assumptions selected are valid due to the long-term nature of our benefit obligation.

We contributed $10.0 million to the qualified pension plan during both 2021 and 2020. In 2022, we do not expect to make a pension contribution to the qualified pension plan. We paid $2.7 million and $0.5 million in SERP benefits in 2021 and 2020, respectively. We expect to pay $0.5 million in SERP benefits in 2022.

Effective December 31, 2015, the qualified pension plan was frozen with respect to future benefit accruals. Under U.S. Government Cost Accounting Standard ("CAS") 413 we must calculate the USG’s share of any pension curtailment adjustment resulting from the freeze. Such adjustments can result in an amount due to the USG for pension plans that are in a surplus position or an amount due to the contractor for plans that are in a deficit position. During the fourth quarter of 2016, we accrued a $0.3 million liability representing our estimate of the amount due to the USG based on our pension curtailment adjustment calculation that was submitted to the USG for review in December 2016. We have maintained our accrual at $0.3 million as of December 31, 2021. There can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on our results of operations, financial position and cash flows.

For more information refer to Note 17, Pension Plans, in the Notes to Consolidated Financial Statements included in this Form 10-K.

Acquisitions

On January 3, 2020, the Company completed the acquisition of Bal Seal, at a purchase price of approximately $317.5 million. We continue to identify and evaluate potential acquisition candidates, the purchase of which may require the use of additional capital. No acquisitions were completed in 2021 or 2019. For a discussion of the Bal Seal acquisition, see Note 3, Business Combinations, in the Notes to Consolidated Financial Statements included in this Form 10-K.

Share-based Arrangements

In 2021, the Company modified its long-term incentive program to increase the emphasis on equity. The long-term incentive awards granted to our Named Executive Officers (“NEOs”) in February 2021 consist of a combination of service-based restricted shares ("RSAs") and performance share units settled in shares ("PSUs"), as opposed to the cash-based awards that had been utilized before. These awards are expected to increase the alignment of interests between our NEOs and shareholders, and help build stock ownership by new executives, supporting both executive retention and the Company’s long-term financial performance. RSAs will vest over a three-year period on each of the first three anniversaries of the date of grant. The number of PSUs that will vest will be determined based on total shareholder return ("TSR") and return on total invested capital ("ROIC") over a three-year performance period, each of which will remain equally weighted in determining payouts. The achievement level for both factors may range from zero to 200%. As of December 31, 2021, future compensation costs related to non-vested stock options, performance shares and restricted stock grants was $7.7 million. The Company anticipates that this cost will be recognized over a weighted-average period of 2.1 years.

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

Organic Sales (in thousands)
	2021	2020	2019
Net sales	$708,993	$784,459	$761,608
Acquisition Sales	—	—	—
Sales of disposed businesses that did not qualify for discontinued operations	1,704	21,490	32,049
Organic Sales	$707,289	$762,969	$729,559

Free Cash Flow

Free cash flow is defined as GAAP “Net cash provided by (used in) operating activities” in a period less “Expenditures for property, plant & equipment” in the same period. Management believes Free Cash Flow provides an important perspective on our ability to generate cash from our business operations and, as such, that it is an important financial measure for use in evaluating the Company's financial performance. Free Cash Flow should not be viewed as representing the residual cash flow available for discretionary expenditures such as dividends to shareholders or acquisitions, as it may exclude certain mandatory expenditures such as repayment of maturing debt and other contractual obligations. Management uses Free Cash Flow internally to assess overall liquidity. Refer to the Discussion and Analysis of Cash Flows in Liquidity and Capital Resources included in this Form 10-K for the calculation of Free Cash Flow.

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
Judgment and Uncertainties
The over time revenue recognition model requires that we estimate future revenues and costs over the life of a contract. Revenues are estimated based upon the original contract price, with consideration being given to exercised contract options, change orders and, in some cases, projected customer requirements. Contract costs may be incurred over a period of several years, and the estimation of these costs requires significant judgment based upon the acquired knowledge and experience of program managers, engineers and financial professionals. Estimated costs are based primarily on anticipated purchase contract terms, historical performance trends, business base and other economic projections. The complexity of certain programs as well as technical risks and uncertainty as to the future availability of materials and labor resources could affect the Company’s ability to accurately estimate future contract costs. The amount of revenue recognized at a point-in time is approximately 60% compared to approximately 40% of consolidated revenue recognized over time.

Effect if Actual Results Differ From Assumptions
While we do not believe there is a reasonable likelihood there will be a material change in estimates or assumptions used to calculate our long-term revenues and costs, estimating the percentage of work complete on certain programs is a complex task. As a result, changes to these estimates could have a significant impact on our results of operations. These programs include the Sikorsky BLACK HAWK program, the JPF program with the USG, the Boeing A-10 program, the AH-1Z program, our other Bell Helicopter programs and several other programs. Estimating the ultimate total cost of these programs is challenging due to the complexity of the programs, unanticipated increases in production requirements, the nature of the materials needed to complete these programs, change orders related to the programs and the need to manage our customers’ expectations. These programs are an important element in our continuing strategy to increase operating efficiencies and profitability as well as broaden our business base. Management continues to monitor and update program cost estimates quarterly for these contracts. A significant change in an estimate on one or more of these programs could have a material effect on our financial position and results of operations. The company recognized a reduction in revenue of $2.6 million, $7.0 million, and $4.6 million for the years ended December 31, 2021, 2020,and 2019, respectively, due to changes in profit estimates.

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
Effect if Actual Results Differ From Assumptions
As of December 31, 2021 and 2020, our allowance for doubtful accounts was $1.5 million and $2.0 million, respectively. Receivables written off, net of recoveries, in 2021 and 2020 were $0.6 million and $1.4 million, respectively.
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
Judgment and Uncertainties
The process for evaluating inventory obsolescence or market value often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business. We adjust our inventory by the difference between the estimated market value and the actual cost of our inventory to arrive at net realizable value. Changes in estimates of future sales volume may necessitate future write-downs of inventory value. At December 31, 2021, $69.2 million of K-MAX® inventory was included in contracts and other work in process and finished goods, of which management believes that approximately $36.2 million will be sold after December 31, 2022, based upon the anticipation of additional aircraft manufacturing and supporting the fleet for the foreseeable future. We believe the inventory is stated at net realizable value, although lack of demand for aircraft or spare parts in the future could result in additional write-downs of the inventory value. Overall, management believes that our inventory is appropriately valued and not subject to further obsolescence in the near term.
At December 31, 2021, $6.0 million of SH-2G(I) inventory was included in contracts and other work in process inventory on the Company's Consolidated Balance Sheets. Management believes $4.7 million of the SH-2G(I) inventory will be sold after December 31, 2022. This balance represents spares requirements and inventory to be used in SH-2G programs.

Effect if Actual Results Differ From Assumptions
Management reviews the K-MAX® inventory balance on an annual basis to determine whether any additional write-downs are necessary. We believe this inventory is stated at net realizable value, although lack of demand for aircraft or spare parts in the future could result in additional write-downs of the inventory value. Overall, management believes that our inventory is appropriately valued and not subject to further obsolescence in the near term. If such a write-down were to occur, this could have a significant impact on our operating results. A 10% write-down of the December 31, 2021 K-MAX® inventory balance would have affected pre-tax earnings by approximately $6.9 million in 2021.
The balance of SH-2G(I) inventory projected to be sold after December 31, 2021, represents spares requirements and inventory to be used to support the SH-2G programs in future periods and as such is appropriately valued as of December 31, 2021.
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
At December 31, 2021, the carrying value of goodwill was $199.3 million and $41.4 million for the Engineered Products and Precision Products segments, respectively. There is no goodwill related to the Structures segment. The specific Engineered Products reporting units contributing to the total goodwill balance were Specialty Bearings and Engineered Products, $104.2 million and Bal Seal, $95.1 million. The Precision Products segment has one reporting unit contributing to the total balance, Precision Products Orlando ("KPP-Orlando"), $41.4 million. During 2020, we identified a triggering event for possible impairment of our Aerosystems reporting unit based on a decline in earnings compared to forecasts used in prior periods and updated forecasts which indicated the forecasted cash flows for this reporting unit were lower than amounts previously forecasted. We performed a quantitative analysis on the Aerosystems reporting unit using an income methodology based on management's estimates of forecasted cash flows, with those cash flows discounted to present value using rates commensurate with the risks associated with those cash flows. In addition, management used a market-based valuation involving analysis of market multiples of revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") for (i) a group of comparable companies and (ii) recent transactions, if any, involving comparable companies. The quantitative analysis resulted in a conclusion that the fair value of the Aerosystems reporting unit was $56.1 million below its carrying value; therefore, goodwill was impaired. In 2020, we recorded a goodwill impairment charge of $50.3 million for the Aerosystems reporting unit, which represented the entire goodwill balance associated with this reporting unit. No such triggering events were identified in 2021 or 2019. See Note 12, Goodwill and Other Intangible Assets, Net, in the Notes to Consolidated Financial Statements for additional information regarding these assets.
The carrying value of other intangible assets as of December 31, 2021, was $138.1 million. No triggering events were identified in 2021, 2020 or 2019. See Note 12, Goodwill and Other Intangible Assets, Net, in the Notes to Consolidated Financial Statements for additional information regarding these assets.
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
We performed a qualitative assessment for the Specialty Bearings and KPP-Orlando reporting units. The results of these analyses indicated that it is more likely than not that goodwill is not impaired and these reporting units did not need to proceed to a quantitative assessment.

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
In performing our quantitative test for the Bal Seal reporting unit, we assumed a terminal growth rate of 3.0%. The discount rate utilized to reflect the risk and uncertainty in the financial markets and specifically in our internally developed earnings projections was 10.0% for this reporting unit. Changes in these estimates and assumptions could materially affect the results of our tests for goodwill impairment.
An impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The results of the quantitative tests indicated that the fair values of the reporting units exceeded the respective carrying values; therefore, no impairment charge was recorded for the Bal Seal reporting unit.
Effect if Actual Results Differ From Assumptions
We performed the quantitative impairment test for the Bal Seal reporting unit. Bal Seal's fair value exceeded its carrying value by approximately 11%. A one percentage point decrease in our terminal growth rate or an increase of one percentage point in our discount rate would not result in a fair value calculation less than the carrying value for these reporting units. In 2020, we identified a triggering event for possible impairment at the Aerosystems reporting unit. The fair value of the Aerosystems reporting unit was $56.1 million below its carrying value. We recorded a goodwill impairment charge of $50.3 million for the Aerosystems reporting unit in 2020, which represented the entire goodwill balance associated with this reporting unit.
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

Long-Term Incentive Programs

Methodology
The Company maintains a Management Incentive Plan, which provides for cash and share-based payment awards. In 2021, the Company modified its long-term incentive program to increase the emphasis on equity. Beginning in the first quarter of 2021, the long-term incentive awards granted to the Company's Named Executive Officers ("NEOs") consist of a combination of service-based RSAs and PSUs which are intended to be settled in shares, as opposed to cash-based awards that had been utilized in the past. These awards are expected to increase the alignment of interests between the Company's NEOs and shareholders and help build stock ownership for new executives, supporting both executive retention and the Company's long-term financial performance.
The Company's share-based payment awards include non-statutory stock options, restricted stock and performance share units. We determine the fair value of our non-qualified stock option awards at the date of grant using a Black-Scholes model. We determine the fair value of our restricted share awards at the date of grant using the closing price the day prior to the grant. We determine the fair value of our performance share units at the date of grant using both the closing price the day prior to the grant and a Monte-Carlo simulation model as the number of PSUs that will vest will be determined based on total shareholder return ("TSR") and return on total invested capital ("ROIC") over a three-year performance period, each of which will remain equally weighted in determining payouts. The achievement level for both factors may range from zero to 200%.
The long-term incentive program ("LTIP") cash-based awards provide certain senior executives an opportunity to receive long-term incentive award payments, generally in cash, for achieving targets established by the Personnel Compensation Committee of the Board of Directors. Performance metrics for LTIP cash-based awards are based on the following: (a) average return on total capital and (b) total return to shareholders, both compared to the Russell 2000 indices for the same performance period. No awards will be payable if the Company’s performance is below the 25th percentile of the designated indices. The maximum award is payable if performance reaches the 75th percentile of the designated indices. Awards will be paid out at 100% at the 50th percentile. Awards for performance between the 25th and 75th percentiles are determined by straight-line interpolation between 0% and 200%.
In order to estimate the liability associated with the cash-based LTIP awards, management must make assumptions as to how our current performance compares to current Russell 2000 data based upon the Russell 2000’s historical results. This analysis is performed on a quarterly basis. When sufficient Russell 2000 data for a year is available, which typically will not be until May or June of the following year, management will adjust the liability to reflect its best estimate of the total award. Actual results could differ significantly from management’s estimates. The total estimated liability as of December 31, 2021, was $3.1 million.
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
Our cash-based LTIP requires management to make assumptions regarding the likelihood of achieving long-term Company goals as well as estimate future Russell 2000 results.
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
If actual results are not consistent with the assumptions used, the share-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the share-based compensation. A 10% change in our share-based compensation expense from continuing operations for the year ended December 31, 2021, would have affected pre-tax earnings by approximately $0.7 million in 2021.
Due to the timing of availability of the Russell 2000 data, there is a risk that the amount we have recorded as LTIP expense could be different from the actual payout. A 10% increase in the total estimated liability for our cash-based LTIP would result in a reduction of 2021 pretax earnings of $0.3 million.
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

Judgment and Uncertainties

The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the pension obligation. Management uses the Financial Times Stock Exchange ("FTSE") Pension Discount Curve for discount rate assumptions. This index was designed to provide a market average discount rate to assist plan sponsors in valuing the liabilities associated with postretirement obligations. Additionally, we reviewed the changes in the general level of interest rates since the last measurement date noting that overall rates had increased when compared to 2020.
Based upon this information, we used a 2.71% discount rate as of December 31, 2021, for the qualified defined benefit pension plan. This rate takes into consideration the participants in our pension plan and the anticipated payment stream as compared to the Above Median Double-A Curve. For the SERP, we used the same methodology as the pension plan and derived a discount rate of 2.33% in 2021 for the benefit obligation. The difference in the discount rates is primarily due to the expected duration of SERP payments, which is shorter than the anticipated duration of benefit payments to be made to the average participant in the pension plan. The qualified defined benefit pension plan and SERP used discount rates of 2.34% and 1.78% at December 31, 2020, respectively, for purposes of calculating the benefit obligation.
The expected long-term rate of return on plan assets represents the average rate of earnings expected on the funds invested to provide for anticipated benefit payments. The expected return on assets assumption is developed based upon several factors. Such factors include current and expected target asset allocation, our expected returns by asset class type and our expected investment performance. The expected long-term rate of return on plan assets is 6.0%.
Effect if Actual Results Differ From Assumptions
During 2021, the pension plan generated net periodic benefit income and as a result, the sensitivity analysis calculates the change on pension income rather than on pension expense. A lower discount rate increases the present value of benefit obligations which increases pension expense; however, this is more than offset by a reduction in interest costs resulting in net pension income. A one percentage point decrease in the assumed discount rate would have increased pension income in 2021 by $2.0 million. A one percentage point increase in the assumed discount rate would have decreased pension income in 2021 by $1.3 million.

A lower expected rate of return on pension plan assets would increase pension expense. For 2021 and 2020, the expected rate of return on plan assets was 6.0% and 6.5%, respectively. A one-percentage point increase/decrease in the assumed return on pension plan assets would have changed pension income in 2021 by approximately $7.5 million. During 2021, the actual return on pension plan assets of 3.2% was lower than our expected long-term rate of return on pension plan assets of 6.0%.
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
As of December 31, 2021, we had recorded $9.2 million of deferred tax assets, net of valuation allowances. The realization of these benefits is dependent in part on future taxable income and, if need be, tax planning strategies designed to realize the benefits associated with tax losses and credit carryforwards. For those jurisdictions where the expiration of tax loss or credit carryforwards or the projection of operating results indicates that realization is not likely, a valuation allowance is provided.
Judgment and Uncertainties
Management believes that sufficient income will be earned in the future to realize deferred income tax assets, net of valuation allowances recorded. The realization of these deferred tax assets can be impacted by changes to tax laws or statutory tax rates and future taxable income levels.

Our effective tax rate on earnings was 27.8% for 2021. This rate includes a charge to record additional valuation allowances relating to the Company’s foreign and state tax loss carryforwards in the amount of $1.5 million and $1.2 million, respectively. The Company also incurred a charge in the amount $1.4 million, primarily attributable to nondeductible compensation relating to post termination payments and benefits of former executive officers. Additionally, the Company recognized benefits relating to research and development credits in the amount of $2.0 million. Our effective tax rate is based on expected or reported income or loss, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions.
Effect if Actual Results Differ From Assumptions
We do not anticipate a significant change in our unrecognized tax benefits within the next twelve months. We file tax returns in numerous U.S. and foreign jurisdictions, with returns subject to examination for varying periods, but generally back to and including 2016. It is our policy to record interest and penalties on unrecognized tax benefits as income taxes. A one percentage point increase/decrease in our tax rate would have affected our 2021 earnings by $0.6 million.

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

Foreign Currencies

We have manufacturing and sales facilities in various locations throughout the world. As a result, we make investments and conduct business transactions denominated in various currencies, including the U.S. dollar, the European euro, the Czech koruna, the Japanese yen, the Hong Kong dollar and the Indian rupee. Total annual foreign sales, including foreign export sales, averaged approximately $342.0 million over the last three years. Foreign sales represented 41.6% of consolidated net sales in 2021; however, a significant portion of our foreign sales are denominated in the U.S. dollar. We estimate a hypothetical 10% adverse change in foreign currency exchange rates relative to the U.S dollar for 2021 would have had an unfavorable impact of $11.0 million on foreign-denominated sales and a favorable impact of $0.3 million on operating income. We manage foreign currency exposures that are associated with committed foreign currency purchases and sales and other assets and liabilities created in the normal course of business at the subsidiary operations level. Sometimes we may, through the use of forward contracts or other derivative contracts, hedge the price risk associated with committed and forecasted foreign-denominated payments and rates. Historically the use of these forward contracts has been minimal. We do not use derivatives for speculative or trading purposes.

Interest Rates

Our primary exposure to interest rate risk results from our outstanding debt obligations. The level of fees and interest charged on revolving credit commitments and borrowings are based upon leverage levels and market interest rates.

Our principal debt facilities are contained within a variable rate credit agreement that provides a $800.0 million revolving credit facility. This agreement was amended and restated on December 13, 2019 (as amended), and expires on December 13, 2024. The Company had no bank borrowings in 2021.

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

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Kaman Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kaman Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2021 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Estimated Costs at Completion for Certain Aerospace Contracts

As described in Notes 1 and 4 to the consolidated financial statements, for long-term aerospace contracts, management generally recognizes sales and income over time because of continuous transfer of control to the customer. The Company’s net sales for the year ended December 31, 2021 were $709 million, of which approximately 40% is recognized over time. Revenue is generally recognized using the cost-to-cost measure of progress for its over time performance obligations because this recognition best depicts the transfer of assets to the customer which occurs as cost is incurred under the contracts. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred.

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
February 24, 2022

We have served as the Company’s auditor since 2013.

CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$140,800	$104,377
Restricted cash	—	25,121
Accounts receivable, net	73,524	153,806
Contract assets	112,354	108,645
Contract costs, current portion	850	3,511
Inventories	193,100	185,072
Income tax refunds receivable	13,832	5,269
Other current assets	12,083	12,173
Total current assets	546,543	597,974
Property, plant and equipment, net of accumulated depreciation of $251,888 and $228,984, respectively	197,822	210,852
Operating right-of-use asset, net	11,011	12,880
Goodwill	240,681	247,244
Other intangible assets, net	138,074	150,198
Deferred income taxes	15,717	39,809
Contract costs, noncurrent portion	10,249	8,311
Other assets	38,385	39,125
Total assets	$1,198,482	$1,306,393
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable – trade	$42,134	$60,200
Accrued salaries and wages	38,892	70,552
Contract liabilities, current portion	2,945	39,073
Operating lease liabilities, current portion	4,502	4,305
Income taxes payable	386	19
Liabilities held for sale, current portion	—	18,086
Other current liabilities	32,076	36,177
Total current liabilities	120,935	228,412
Long-term debt, excluding current portion, net of debt issuance costs	189,421	185,401
Deferred income taxes	6,506	7,381
Underfunded pension	21,786	69,610
Contract liabilities, noncurrent portion	16,528	11,019
Operating lease liabilities, noncurrent portion	7,140	9,325
Liabilities held for sale, noncurrent portion	—	1,171
Other long-term liabilities	39,837	47,636
Commitments and contingencies (Note 19)
Shareholders’ equity:
Preferred stock, $1 par value, 200,000 shares authorized; none outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; voting; 30,434,269 and 30,278,668 shares issued, respectively	30,434	30,279
Additional paid-in capital	248,153	238,829
Retained earnings	750,445	728,764
Accumulated other comprehensive income (loss)	(111,385)	(130,821)
Less 2,573,896 and 2,555,785 shares of common stock, respectively, held in treasury, at cost	(121,318)	(120,613)
Total shareholders’ equity	796,329	746,438
Total liabilities and shareholders’ equity	$1,198,482	$1,306,393
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts)

	For the Year Ended December 31,
	2021	2020	2019
Net sales	$708,993	$784,459	$761,608
Cost of sales	472,375	538,877	520,803
Gross profit	236,618	245,582	240,805
Selling, general and administrative expenses	152,474	169,485	160,768
Goodwill and other intangibles impairment (Note 12)	—	50,307	—
Impairment on assets held for sale (Note 2)	—	36,285	—
Research and development costs	16,072	14,755	11,896
Intangible asset amortization expense	10,468	15,666	4,523
Costs from transition services agreement (Note 2)	1,728	12,515	4,673
Cost of acquired retention plans (Note 3)	—	22,814	—
Restructuring and severance costs (Note 5)	6,154	8,359	1,558
Loss (gain) on sale of business (Note 5)	234	(493)	3,739
Net (gain) loss on sale of assets	(8)	200	237
Operating income (loss)	49,496	(84,311)	53,411
Interest expense, net	16,290	19,270	17,202
Non-service pension and post retirement benefit income, net	(26,229)	(16,250)	(396)
Income from transition services agreement (Note 2)	(931)	(8,439)	(3,673)
Other income, net	(142)	(728)	(309)
Earnings (loss) from continuing operations before income taxes	60,508	(78,164)	40,587
Income tax expense (benefit)	16,832	(7,730)	(15,859)
Earnings (loss) from continuing operations, net of tax	43,676	(70,434)	56,446
Earnings from discontinued operations before gain on disposal, net of tax	—	—	29,027
Gain on disposal of discontinued operations, net of tax	—	692	124,356
Total earnings from discontinued operations, net of tax	—	692	153,383
Net earnings (loss)	$43,676	$(69,742)	$209,829

Earnings per share:
Basic earnings (loss) per share from continuing operations	$1.57	$(2.54)	$2.02
Basic earnings per share from discontinued operations	—	0.02	5.49
Basic earnings (loss) per share	$1.57	$(2.52)	$7.51
Diluted earnings (loss) per share from continuing operations	$1.57	$(2.54)	$2.01
Diluted earnings per share from discontinued operations	—	0.02	5.46
Diluted earnings (loss) per share	$1.57	$(2.52)	$7.47
Weighted average shares outstanding:
Basic	27,865	27,723	27,936
Diluted	27,891	27,723	28,092
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands)

	For the Year Ended December 31,
	2021	2020	2019
Net earnings (loss)	$43,676	$(69,742)	$209,829
Other comprehensive income, net of tax:
Foreign currency translation adjustments and other	9,489	15,634	(1,772)
Pension plan adjustments, net of tax expense of $2,949, $1,315, and $2,619, respectively	9,947	4,438	8,871
Other comprehensive income	$19,436	$20,072	$7,099
Total comprehensive income (loss)	$63,112	$(49,670)	$216,928
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders'
	Shares	$	Capital	Earnings	Income (Loss)	Shares	$	Equity
Balance at December 31, 2018	29,544,714	$29,545	$200,474	$610,103	$(134,898)	1,672,917	$(72,067)	$633,157
Net earnings	—	—	—	209,829	—	—	—	209,829
Other comprehensive income	—	—	—	—	7,099	—	—	7,099
Reclassification of stranded tax effects resulting from Tax Reform	—	—	—	23,094	(23,094)	—	—	—
Dividends (per share of common stock, $0.80)	—	—	—	(22,360)	—	—	—	(22,360)
Changes due to convertible notes transactions	—	—	(18)	—	—	—	—	(18)
Purchase of treasury shares	—	—	—	—	—	522,622	(31,785)	(31,785)
Employee stock plans	449,937	449	20,151	—	—	17,609	(924)	19,676
Share-based compensation expense	63,804	64	7,546	—	—	6,184	(6)	7,604
Balance at December 31, 2019	30,058,455	$30,058	$228,153	$820,666	$(150,893)	2,219,332	$(104,782)	$823,202
Net loss	—	—	—	(69,742)	—	—	—	(69,742)
Other comprehensive income	—	—	—	—	20,072	—	—	20,072
Dividends (per share of common stock, $0.80)	—	—	—	(22,160)	—	—	—	(22,160)
Purchase of treasury shares	—	—	—	—	—	302,778	(14,209)	(14,209)
Employee stock plans	164,149	164	5,752	—	—	32,150	(1,620)	4,296
Share-based compensation expense	56,064	57	4,924	—	—	1,525	(2)	4,979
Balance at December 31, 2020	30,278,668	$30,279	$238,829	$728,764	$(130,821)	2,555,785	$(120,613)	$746,438
Net earnings	—	—	—	43,676	—	—	—	43,676
Other comprehensive income	—	—	—	—	19,436	—	—	19,436
Dividends (per share of common stock, $0.80)	—	—	—	(22,269)	—	—	—	(22,269)
Impact of change in tax accounting standard	—	—	—	274	—	—	—	274
Purchase of treasury shares	—	—	—	—	—	12,992	(618)	(618)
Employee stock plans	71,945	72	2,716	—	—	1,416	(83)	2,705
Share-based compensation expense	83,656	83	6,608	—	—	3,703	(4)	6,687
Balance at December 31, 2021	30,434,269	$30,434	$248,153	$750,445	$(111,385)	2,573,896	$(121,318)	$796,329
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands)

	For the Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net earnings (loss)	$43,676	$(69,742)	$209,829
Less: Total earnings from discontinued operations, net of tax	—	692	153,383
Earnings (loss) from continuing operations, net of tax	43,676	(70,434)	56,446
Adjustments to reconcile earnings from continuing operations, net of tax to net cash provided by operating activities:
Depreciation and amortization	36,654	43,899	25,854
Amortization of debt issuance costs	1,836	1,746	1,996
Accretion of convertible notes discount	2,957	2,860	2,760
Provision for doubtful accounts	575	1,381	788
Impairment on assets held for sale	—	36,285	—
Loss (gain) on sale of business	234	(493)	3,971
Net (gain) loss on sale of assets	(8)	200	237
Goodwill and other intangible assets impairment	—	50,307	—
Net loss (gain) on derivative instruments	1,025	(466)	302
Stock compensation expense	6,687	4,979	4,669
Non-cash consideration received for aircraft sale	—	—	(3,100)
Deferred income taxes	20,998	(6,055)	182
Changes in assets and liabilities, excluding effects of acquisitions/divestitures:
Accounts receivable	78,367	7,042	(8,173)
Contract assets	(3,482)	12,629	(21,994)
Contract costs	725	294	4,506
Inventories	(10,357)	(18,485)	(25,129)
Income tax refunds receivable	(8,565)	2,763	(6,296)
Operating right-of-use assets	1,798	1,513	3,390
Other assets	3,450	2,490	(6,108)
Accounts payable - trade	(18,398)	(9,227)	14,034
Contract liabilities	(30,708)	(29,555)	(26,638)
Operating lease liabilities	(1,918)	(1,560)	(3,423)
Acquired retention plan payments	(25,108)	—	—
Other current liabilities	(8,880)	16,955	6,085
Income taxes payable	295	(4,885)	7,888
Pension liabilities	(37,580)	(21,550)	4,170
Other long-term liabilities	(5,575)	(6,164)	6,071
Net cash provided by operating activities from continuing operations	48,698	16,469	42,488
Net cash used in operating activities of discontinued operations	—	—	(50,288)
Net cash provided by (used in) operating activities	48,698	16,469	(7,800)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) KAMAN CORPORATION AND SUBSIDIARIES (In thousands)
	For the Year Ended December 31,
	2021	2020	2019
Cash flows from investing activities:
Proceeds from sale of discontinued operations	—	5,223	655,030
Proceeds from sale of business, net of cash on hand	(3,428)	493	—
Expenditures for property, plant & equipment	(17,530)	(17,783)	(22,447)
Acquisition of businesses including earn out adjustments, net of cash acquired	—	(304,661)	—
Other, net	(154)	(1,994)	(4,267)
Net cash (used in) provided by investing activities of continuing operations	(21,112)	(318,722)	628,316
Net cash used in investing activities of discontinued operations	—	—	(9,838)
Net cash (used in) provided by investing activities	(21,112)	(318,722)	618,478
Cash flows from financing activities:
Net repayments under revolving credit agreements	—	—	(38,500)
Debt repayment	—	—	(76,875)
Repayment of convertible notes	—	—	(500)
Proceeds from exercise of employee stock awards	2,705	4,296	19,676
Purchase of treasury shares	(618)	(14,210)	(30,060)
Dividends paid	(22,241)	(22,210)	(22,343)
Debt and equity issuance costs	—	—	(3,584)
Other	(2,079)	(1,411)	(527)
Net cash used in financing activities of continuing operations	(22,233)	(33,535)	(152,713)
Net cash provided by financing activities of discontinued operations	—	—	7,967
Net cash used in financing activities	(22,233)	(33,535)	(144,746)
Net increase (decrease) in cash and cash equivalents	5,353	(335,788)	465,932
Cash and cash equivalents of discontinued operations and liabilities held for sale	—	—	(21,834)
Effect of exchange rate changes on cash and cash equivalents	(642)	337	(269)
Cash and cash equivalents and restricted cash at beginning of period	136,089	471,540	27,711
Cash and cash equivalents and restricted cash at end of period (See Note 2)	$140,800	$136,089	$471,540

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021, 2020 and 2019

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Kaman Corporation, headquartered in Bloomfield, Connecticut, was incorporated in 1945 and is a diversified company that conducts business in the aerospace and defense, medical and industrial markets. Kaman Corporation reports information for itself and its subsidiaries (collectively, the "Company") in three business segments, Engineered Products, Precision Products and Structures.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior year financial statements and notes thereto have been reclassified to conform to current year presentation. In 2021, the Company reclassified its research and development costs and intangible asset amortization expense out of selling, general and administrative expenses to distinct line items on the income statement. The Company updated the presentation of the earliest years presented on the Consolidated Statement of Operations to conform to this presentation.

Following the sale of the Company's Distribution business in 2019, the Company operated as one segment. In the fourth quarter of 2021, our Chief Operating Decision Maker ("CODM") established a new structure for the Company to better align the Company's businesses to support capital allocation plans, portfolio management and growth. This new structure resulted in the introduction of three reportable segments: Engineered Products, Precision Products and Structures. See Note 4, Segment and Geographic Information, for 2021 financial results by segment and a recast of financial results by segment for fiscal years 2020 and 2019.

During the fourth quarter of 2020, the Company committed to a plan and received approval from its Board of Directors to sell its United Kingdom ("UK") Composites division. As a result of the approved plan, the UK Composites division met the criteria set forth in ASC 205-20, Presentation of Financial Statements - Discontinued Operations ("ASC 205-20"). for held for sale. At December 31, 2020, the assets of the UK Composites business were considered impaired as the estimated fair value of the disposal group was lower than the estimated carrying value of the UK Composites business. As a result, $24.3 million in assets were written off and the remaining loss related to the anticipated sale of the disposal group of $12.0 million was accrued for in liabilities held for sale, current portion on the Company's Consolidated Balance Sheets, resulting in a total loss of $36.3 million recorded to impairment on assets held for sale on the Company's Consolidated Statement of Operations in the year ended December 31, 2020. The related liabilities of the UK division to be sold were reclassified to liabilities held for sale, respectively, as of December 31, 2020 on the Company's Consolidated Balance Sheets. The Company sold its UK Composites division in a transaction that closed on February 2, 2021. An additional loss of $0.2 million was recorded to loss (gain) on sale of business in the year ended December 31, 2021. See Note 2, Disposals, to the Consolidated Financial Statements for further information.

During the third quarter of 2019, the Company completed the sale of its Distribution business for total cash consideration of $700.0 million, excluding certain working capital adjustments and transaction costs. The Distribution business' results of operations and the related cash flows have been reclassified to earnings from discontinued operations in the Consolidated Statements of Operations and cash flows from discontinued operations in the Consolidated Statements of Cash Flows, respectively, for all periods presented. See Note 2, Disposals, to the Consolidated Financial Statements for further information.

During the year ended December 31, 2020, the Company recorded a correction of certain prior-period errors. The errors primarily resulted in revenue being overstated and cost of sales being understated, resulting in income before taxes being overstated for the years ended December 31, 2019 and December 31, 2018 by approximately $1.1 million and $0.8 million, respectively. The corresponding correction, totaling $1.9 million, was recorded in fiscal year 2020. This correction was not material to the prior period financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2021, 2020 and 2019
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The carrying amounts of these items, as well as trade accounts payable and notes payable, approximate fair value due to the short-term maturity of these instruments. At December 31, 2021, no individual customer accounted for more than 10% of consolidated accounts receivable. At December 31, 2020, one individual customer accounted for more than 10% of consolidated accounts receivable. In the year ended December 31, 2021, two individual customers, the U.S. Government ("USG") and a Joint Programmable Fuze ("JPF") direct commercial sales ("DCS") customer, accounted for more than 10% of consolidated net sales. In the year December 31, 2020, three individual customers, the USG, The Boeing Company and a JPF DCS customer, accounted for more than 10% of consolidated net sales. In both 2021 and 2020, sales to the USG were primarily made by the Engineered Products and Precision Products segment, while sales to a JPF DCS customer were made by the Precision Products segment. In 2020, sales to The Boeing Company were made by all three segments. Foreign sales were approximately 41.6%, 50.0% and 44.4% of the Company’s net sales in 2021, 2020 and 2019, respectively, and are concentrated in the Middle East, Germany, Canada, United Kingdom, New Zealand, Switzerland and France.

Additional Cash Flow Information

Non-cash investing activities in 2021 include an accrual of $2.0 million for purchases of property and equipment. Non-cash financing activities in 2021 include an adjustment to other comprehensive income related to the underfunding of the pension and SERP plans. The total net adjustment was $9.9 million, net of tax of $2.9 million. Additionally, non-cash financing activities in 2021 include $5.6 million of dividends declared but not yet paid.

Non-cash financing activities in 2020 include an adjustment to other comprehensive income related to the underfunding of the pension and SERP plans. The total net adjustment was $4.4 million, net of tax of $1.3 million. Additionally, non-cash financing activities in 2020 include $5.5 million of dividends declared but not yet paid.

Non-cash investing activities in 2019 include an accrual of $0.8 million for purchases of property and equipment (including finance lease obligations), $4.0 million in working capital adjustments associated with the sale of the Distribution business and the write-off of the $4.0 million note receivable associated with the sales of the UK Tooling business as it was deemed not likely to be collected. Additionally, in 2019, the Company repurchased a K-MAX® aircraft from a customer who was simultaneously purchasing a new aircraft to support the development of the Company's unmanned aircraft system. The repurchased aircraft was used to settle a portion ($3.1 million) of the purchase price on the customer's new K-MAX® aircraft. Non-cash financing activities in 2019 include an adjustment to other comprehensive income related to the underfunding of the pension and SERP plans. The total net adjustment was $8.9 million, net of tax of $2.6 million. Additionally, non-cash financing activities in 2019 include $5.6 million of dividends declared but not yet paid and an accrual of $1.7 million for purchases of treasury shares.

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
For the Years Ended December 31, 2021, 2020 and 2019
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2021, 2020 and 2019
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition - continued

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

For contracts that recognize revenue over time, the Company performs detailed quarterly reviews of the progress and execution of its performance obligations under these contracts. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenues and costs. The risks and opportunities include management's judgment about the ability and cost to achieve the schedule (e.g. the number and type of milestone events), technical requirements (e.g., a newly-developed product versus a mature product) and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation (e.g. to estimate increases in wages and prices for materials and related support cost allocations), execution by subcontractors, the availability and timing of funding from customers and overhead cost rates, among other variables. Based upon these reviews, the Company will record the effects of adjustments in profit estimates each period. If at any time management determines that in the case of a particular contract total costs will exceed total contract revenue, a provision for the entire anticipated contract loss is recorded at that time. The Company recognized reductions in revenue of $2.6 million and $7.0 million in the years ended December 31, 2021 and 2020, respectively, due to changes in profit estimates. These decreases were primarily related to cost growth on certain legacy fuzing contracts and certain structures contracts, partially offset by favorable cost performance on the JPF contract with the USG. The Company recognized as reduction in revenue in the year ended December 31, 2019 of $4.6 million due to a change in profit estimates. This decrease was primarily related to cost growth on the SH-G program with Peru, a certain legacy fuzing contract and certain structures contracts, partially offset by favorable cost performance on the JPF contract with the USG.

Due to the nature of the work required to be performed on many of the Company's performance obligations, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment. From time-to-time the Company enters into long-term contracts with the USG and other customers that contain award fees, incentive fees or other provisions that can either increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and can be based upon customer discretion. The Company estimates variable consideration at the most likely amount to which it expects to be entitled. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company's anticipated performance and all information (historical, current and forecasted) that is reasonably available. The Company does not include financing components as variable consideration if less than one year. At December 31, 2021, the Company did not have any significant financing components.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2021, 2020 and 2019
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition - continued

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

Cost of Sales and Selling, General and Administrative Expenses

Cost of sales includes costs of products and services sold (i.e., purchased product, raw material, direct labor, engineering labor, outbound freight charges, depreciation and amortization, indirect costs and overhead charges). Selling expenses primarily consist of advertising, promotion, bid and proposal, employee payroll and corresponding benefits and commissions paid to sales and marketing personnel. General and administrative expenses primarily consist of employee payroll including executive, administrative and financial personnel and corresponding benefits, incentive compensation, consulting expenses, warehousing costs, and depreciation. Legal costs are expensed as incurred and are generally included in general and administrative expenses.

In 2021, the Company reclassified its research and development costs and intangible asset amortization expense out of selling, general and administrative expenses to distinct line items on the income statement. The Company updated the presentation of the earliest years presented on the Consolidated Statement of Operations to conform to this presentation.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term cash investments. These investments are liquid in nature and have original maturities of three months or less. The Company's cash and cash equivalents at December 31, 2021 and 2020 included $65.5 million and $51.5 million of Level 1 (quoted prices in active markets for identical assets or liabilities) money market funds.

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

Bank overdraft positions, which occur when total outstanding issued checks exceed available cash balances at a single financial institution at the end of a reporting period, are reclassified to other current liabilities within the consolidated balance sheets. At December 31, 2021 and 2020, the Company had bank overdrafts of $1.4 million and $1.6 million, respectively, included in other current liabilities.

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
For the Years Ended December 31, 2021, 2020 and 2019
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

Leasing

The Company accounts for leases in accordance with ASC 842, Leases. Under ASC 842, the Company determines if a contract contains a lease at the inception date of the contract. To determine if the contract contains a lease, the Company evaluates if there is an identified asset in the contract and if the Company has control over the use of the identified asset. The Company has elected not to apply the recognition requirements of ASC 842 to short-term leases (leases that, at the commencement date, have a lease term of twelve months or less and do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise) as permissible under the standard. For short-term leases, the Company recognizes lease payments on a straight-line basis and variable payments in the period in which the obligation for those payments is incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2021, 2020 and 2019
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Leasing - continued

The Company must classify each lease as a finance lease or an operating lease. The Company's finance leases are included in machinery, office furniture and equipment and construction in process. Amortization of these assets is included in depreciation and amortization expense. The Company's operating leases consist of rent commitments under various leases for office space, warehouses, land and buildings.

At the commencement date, the right-of-use asset and lease liability are recorded to the Company's Consolidated Balance Sheets when the Company obtains control of the use of the asset. Lease liabilities are recognized at commencement based on the present value of the unpaid lease payments over the lease term. The initial measurement of the right-of-use asset is equal to the total of the initial measurement of the lease liability, incremental costs to obtain the lease and prepaid lease payments, less any lease incentives received. Some of the Company's leases have fixed amount rent escalations or contingent rent that are recognized on a straight-line basis over the entire lease term. Material leasehold improvements and other landlord incentives are amortized over the shorter of their economic lives or the lease term, including renewal periods, if reasonably assured. Substantially all real estate taxes, insurance and maintenance expenses associated with leased facilities are obligations of the Company. The Company elected the practical expedient allowing the Company to combine lease and non-lease components by class as a single lease component for its real estate leases. Nonlease components for the Company's vehicles and other equipment leases are not material. The Company uses the discount rate implicit in a lease contract, if available. As most of the Company's leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

Certain leases are renewable for varying periods and certain leases including options to terminate the leases. For renewal options, the Company performs an assessment at commencement if it is reasonably likely to exercise the option. The assessment is based on the Company's intentions, past practices, estimates and factors that create an economic incentive for the Company. Generally, the Company is not reasonably certain to exercise the renewal option in a lease contract as it performs an assessment for most real estate leases within six months prior to termination comparing the renewal rents under the option with the fair market returns for equivalent property under similar terms and conditions. Although the Company does not historically change locations often, it is not reasonably certain the Company will exercise the renewal option; therefore, the periods covered by the renewal option are not typically included in the lease term at commencement. While some of the Company's leases include options allowing early termination of the lease, the Company historically has not terminated its lease agreements early unless there is an economic, financial or business reason to do so; therefore, the Company does not typically consider the termination option in its lease term at commencement.

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
For the Years Ended December 31, 2021, 2020 and 2019
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

Goodwill and intangible assets with indefinite lives are evaluated annually for impairment in the fourth quarter, based on annual forecast information. Intangible assets with finite lives are amortized over their estimated period of benefit. Goodwill and other intangible assets are reviewed for possible impairment whenever changes in conditions indicate that the fair value of a reporting unit is more likely than not below its carrying value. During the third quarter of 2020, the Company identified a triggering event for possible impairment for the Aerosystems reporting unit based on a decline in earnings compared to forecasts used in prior periods and updated forecasts, which indicated the forecasted cash flows for this reporting unit were lower than amounts previously forecasted. Management performed a quantitative analysis on the Aerosystems reporting unit using an income methodology based on estimates of forecasted cash flows, with those cash flows discounted to present value using rates commensurate with the risks associated with those cash flows. In addition, management used a market-based valuation method involving analysis of market multiples of revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") for (i) a group of comparable companies and (ii) recent transactions, if any, involving comparable companies. The quantitative analysis resulted in a conclusion that the fair value of the Aerosystems reporting unit was $56.1 million below its carrying value. In the year ended December 31, 2020, the Company recorded a goodwill impairment charge of $50.3 million for the Aerosystems reporting unit, which represented the entire goodwill balance for the reporting unit. No such charges were recorded in 2021 or 2019.

In the fourth quarter of 2020, the Company committed to a plan and received approval from its Board of Directors to sell its UK Composites division. At December 31, 2020, the assets of the UK Composites business were considered impaired as the estimated fair value of the disposal group was lower than the estimated carrying value of the UK Composites business. As a result, $24.3 million in assets were written off and the remaining loss related to the anticipated sale of the disposal group of $12.0 million was accrued for in liabilities held for sale, current portion on the Company's Consolidated Balance Sheets, resulting in a total loss of $36.3 million recorded to impairment on assets held for sale on the Company's Consolidated Statements of Operations in the year ended December 31, 2020. Of this amount, $22.9 million related to the cumulative translation adjustment balance for the UK Composites division. The Company sold its UK Composites business in a transaction that closed on February 2, 2021. An additional loss of $0.2 million was recorded to loss (gain) on sale of business in the year ended December 31, 2021.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2021, 2020 and 2019
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Unfulfilled Performance Obligations

Unfulfilled performance obligations ("backlog") represents the transaction price of firm orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts. As of December 31, 2021, the aggregate amount of the transaction price allocated to backlog was $700.9 million. The Company expects to recognize revenue on approximately $409.3 million of this amount over the next 12 months, with the remaining amount to be recognized thereafter. At December 31, 2020, the aggregate amount of the transaction price allocated to backlog was $631.2 million.

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

Research and Development

Research and development expenses include laboratory research; concept development; design, testing and modification of possible products or processes; design of tools for new technology and engineering activity required to advance development. Costs not specifically covered by contracts are recognized as expense as incurred and included in research and development costs on the Company's Consolidated Statements of Operations. In 2021, the Company reclassified its research and development costs out of selling, general and administrative expenses to a distinct line item on the income statement. The Company updated the presentation of the earliest years presented on the Consolidated Statement of Operations to conform to this presentation. Customer funded research expenditures (which are included in cost of sales) were $0.4 million in 2021, $0.1 million in 2020 and $0.6 million in 2019.

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates was recognized in income in the period that includes the enactment date. The deferred income taxes were significantly impacted by the enactment of the Tax Cuts and Jobs Act of 2017 ("Tax Reform"). The adjustments to deferred income taxes resulted in stranded tax effects of items within accumulated other comprehensive income. In 2019, the Company elected to reclassify the stranded tax effects to retained earnings from accumulated other comprehensive income using the item-by-item approach.

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
For the Years Ended December 31, 2021, 2020 and 2019
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Share-Based Payment Arrangements

The Company records compensation expense for share-based awards based upon an assessment of the grant date fair value of the awards. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. A number of assumptions are used to determine the fair value of options granted. These include expected term, dividend yield, volatility of the options and the risk free interest rate. In 2021, the Company modified its long-term incentive program to increase the emphasis on equity. Beginning in the first quarter of 2021, the long-term incentive awards granted consist of a combination of service-based restricted stock awards ("RSAs") and performance stock units ("PSUs") which are intended to be settled in shares, as opposed to cash-based awards that had been utilized in the past. The number of PSUs that will vest will be determined based on total shareholder return ("TSR") and return on total invested capital ("ROIC") over a three-year performance period, each of which will remain equally weighted in determining payouts. The fair value of the PSUs based on TSR is estimated on the date of grant using a Monte-Carlo simulation model. A number of assumptions are used to determine the fair value of the PSUs granted, including expected term, volatility, the risk-free interest rate and dividend yield. See Note 22, Share-Based Arrangements, for further information.

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
For the Years Ended December 31, 2021, 2020 and 2019
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Standards

Recent Accounting Standards Adopted

In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, "Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes". The objective of the standard is to simplify the accounting for income taxes by removing certain exceptions and to improve consistent application of Topic 740 by clarifying and amending existing guidance. The standard update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the standard was permitted, including adoption in any interim period for which financial statements have not yet been issued. If early adopted in an interim period, the adjustments should be reflected as of the beginning of the annual period that includes that interim period. All amendments under the standard must be adopted in the same period. In 2021, the Company adopted ASU 2019-12 using the modified retrospective basis which resulted in a cumulative effect increase to retained earnings of $0.3 million.

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
For the Years Ended December 31, 2021, 2020 and 2019
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Standards

Recent Accounting Standards Yet to be Adopted - continued

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting". The objective of the standard is to address operational challenges likely to arise in accounting for contract modifications and hedge accounting due to reference rate reform. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The standard update is effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications by topic or industry subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. Once elected for a topic or industry subtopic, the amendments in this standard update must be applied prospectively for all eligible contract modifications for that topic or industry subtopic. An entity may elect to apply the amendments for eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. If an entity elects to apply any of the amendments for an eligible hedging relationship existing as of the beginning of the interim period that includes March 12, 2020, any adjustments as a result of those elections must be reflected as of the beginning of that interim period. If an entity elects to apply any of the amendments for a new hedging relationship entered into between the beginning of the interim period that includes March 12, 2020 and March 12, 2020, any adjustments as a result of those elections must be reflected as of the beginning of the hedging relationship. In December 2021, the Company amended its credit agreement to move its LIBOR benchmark for non-USD borrowings to other non-USD benchmark rates. Future USD borrowings under this current Credit Agreement will continue be based on LIBOR. The impact of the adoption of this standard update is dependent on the Company's contracts modifications as a result of reference rate reform; however, the Company does not expect the adoption of the amendments associated with hedging relationships to have a material impact on the Company's consolidated financial statements.

Subsequent to the issuance of ASU 2020-04, the FASB issued the following update: ASU 2021-01, "Reference Rate Reform (Topic 848) - Scope". The amendments in this update affect the guidance within ASU 2020-04 and are being assessed with ASU 2020-04.

2. DISPOSALS

UK Composites Business

In the fourth quarter of 2020, the Company received approval from its Board of Directors to sell its UK Composites division. Subsequent to the end of the year, the Company sold its UK Composites division in a transaction that closed on February 2, 2021. The sale of the UK Composites business did not meet the criteria set forth in ASC 205-20, for discontinued operations as it did not reflect a shift in the Company's strategy. As a result of the approved plan, the UK Composites division met the criteria set forth in ASC 205-20 for held for sale presentation. The related liabilities of the UK division to be sold were reclassified to liabilities held for sale, as of December 31, 2020 on the Company's Consolidated Balance Sheets. Financial results for the UK Composites division were included in the Structures segment for the years ended December 31, 2021, 2020 and 2019 within Note 4, Segment and Geographic Information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2021, 2020 and 2019
2. DISPOSALS (CONTINUED)

UK Composites Business - continued

The following table provides information on the loss recorded on the sale of the UK Composites business. These amounts reflect the balance sheet of the UK Composites business as of February 2, 2021.

In thousands

Estimated fair value	$3,600

Assets, including cash on hand	23,460
Liabilities	6,618
Net book value of business	16,842

UK cumulative foreign currency translation adjustment balance	22,835

Transaction costs	442

Loss on the sale of the UK Composites business	$36,519

Of this amount, a loss of $36.3 million was recorded to impairment on assets held for sale in the year ended December 31, 2020 and a loss of $0.2 million was recorded to loss (gain) on sale of business in the year ended December 31, 2021.

Cash and cash equivalents and restricted cash at the beginning of the period on the Company’s Consolidated Statement of Cash Flows for the year ended December 31, 2021 includes $6.6 million of cash that was included in the UK Composites business disposal group. However, given the assets of the disposal group are recognized net of the impairment charge recorded in December 31, 2020, such amounts are not reflected on the Company’s Consolidated Balance Sheet at December 31, 2020.

Distribution Business

On August 26, 2019, the Company completed the sale of its Distribution business for total cash consideration of $700.0 million, excluding certain working capital adjustments. The sale of the Distribution business was a result of the Company's shift in strategy to be a highly focused, technologically differentiated aerospace and engineered products company. As a result of the sale, the Distribution segment met the criteria set forth in ASC 205-20 for discontinued operations.

Upon closing, the Company entered into a transition services agreement ("TSA") with the buyer, pursuant to which the Company agreed to support the information technology, human resources and benefits, tax and treasury functions of the Distribution business for six to twelve months. The buyer exercised the option to extend the support period for up to a maximum of an additional year for certain IT services. The buyer had the right to terminate individual services at any point over the renewal term and began to terminate certain services in 2020. During the third quarter of 2021, the TSA expired and all services were completed as of the end of the period. Since the sale of the Distribution business, costs associated with the TSA were $18.9 million through December 31, 2021. The Company incurred $1.7 million, $12.5 million and $4.7 million in costs associated with the TSA in 2021, 2020 and 2019, respectively, which was included in costs from transition services agreement on the Company's Consolidated Statement of Operations. Since the sale of the Distribution business, the Company earned $13.0 million in income associated with the TSA through December 31, 2021. The Company earned $0.9 million, $8.4 million and $3.7 million in income associated with the TSA in 2021, 2020 and 2019, respectively, which was included in income from transition services agreement on the Company's Consolidated Statement of Operations.

Since the sale of the Distribution business, cash outflows from the Company to its former Distribution business totaled $8.7 million through December 31, 2021, which primarily related to Distribution employee and employee-related costs incurred prior to the sale. Cash outflows from the Company to its former Distribution business after the sale totaled $0.6 million, $0.3 million and $7.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. Since the sale of the Distribution business, cash inflows from the Company's former Distribution business to the Company totaled $18.9 million through December 31, 2021, which primarily related to cash received for services performed under the TSA and the $5.2 million working capital adjustment settled in the first quarter of 2020. Cash inflows from the Company's former Distribution business after the sale totaled $2.0 million, $13.3 million and $3.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2021, 2020 and 2019
2. DISPOSALS (CONTINUED)

Distribution Business - continued

The results of operations for the Company's former Distribution business were included in discontinued operations on the Company's Consolidated Statement of Operations. The following table provides information regarding the results of discontinued operations:

	For the Year Ended December 31,
	2021	2020	2019
In thousands
Net sales from discontinued operations	$—	$—	$748,451
Cost of sales from discontinued operations	—	—	536,749
Gross profit from discontinued operations	—	—	211,702
Selling, general and administrative expenses from discontinued operations	—	—	177,475
Net loss on sale of assets from discontinued operations	—	—	8
Operating income from discontinued operations	—	—	34,219
Interest expense, net from discontinued operations	—	—	25
Other income, net from discontinued operations	—	—	(12)
Earnings from discontinued operations before income taxes	—	—	34,206
Income tax expense	—	—	5,179
Earnings from discontinued operations before gain on disposal	—	—	29,027
Gain on disposal of discontinued operations, pretax	—	925	167,757
Income tax expense on gain on disposal	—	233	43,401
Gain on disposal of discontinued operations, net of tax	—	692	124,356
Earnings from discontinued operations, net of tax	$—	$692	$153,383

In the year ended December 31, 2020, the Company recorded a gain on disposal of discontinued operations as a result of the final settlement of the working capital adjustment, partially offset by transaction costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2021, 2020 and 2019
2. DISPOSALS (CONTINUED)

Distribution Business - continued

The following table provides information on the gain recorded on the sale of the Company's former Distribution business for 2019. These amounts reflect the closing balance sheet of its Distribution business upon the closing of the sale on August 26, 2019 (in thousands):

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
(1) The proceeds received from the sale of the Distribution business were included in net cash (used in) provided by investing activities of continuing operations on the Company's Consolidated Statement of Cash Flows. These proceeds were net of transaction costs of $33.4 million and working capital adjustments. The final consideration and gain on sale was settled in the first quarter of 2020.

3. BUSINESS COMBINATIONS

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
For the Years Ended December 31, 2021, 2020 and 2019
3. BUSINESS COMBINATIONS (CONTINUED)

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

As of the acquisition date, Bal Seal had $1.9 million in costs accrued for its employee retention plans in other long term liabilities. Upon closing, the Company funded $24.7 million associated with these employee retention plans into escrow accounts. This amount and related interest was included in restricted cash on the Company's Consolidated Balance Sheets as of December 31, 2020. Eligible participants received an allocation of the escrow balance one year following the acquisition date, which was reflected in the Company's cash flows from operating activities in the year ended December 31, 2021. In addition to the purchase price of $317.5 million, the Company incurred $22.8 million in compensation expense associated with these retention plans in the year ended December 31, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2021, 2020 and 2019
3. BUSINESS COMBINATIONS (CONTINUED)

Bal Seal's results of operations have been included in the Company's financial statements for the period subsequent to the completion of the acquisition on January 3, 2020. Bal Seal contributed $77.0 million of revenue and $30.8 million of operating loss for the year ended December 31, 2020. The following table reflects the unaudited pro forma operating results of the Company for the twelve-month fiscal periods ended December 31, 2020, and 2019 which gives effect to the acquisition of Bal Seal as if the Company had been acquired on January 1, 2019. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisitions been effective January 1, 2019, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the historical financial results of the Company and the acquired business adjusted for certain items discussed below. The pro forma information does not include the effects of any synergies, cost reduction initiatives or anticipated integration costs related to the acquisitions.

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

4. SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company is organized based upon the nature of its products and services, and is composed of three operating segments each overseen by a segment manager. These segments are reflective of how the Company’s Chief Executive Officer, who is its CODM, reviews operating results for the purposes of allocating resources and assessing performance. The Company has not aggregated operating segments for purposes of identifying reportable segments.

The Engineered Products segment serves the aerospace and defense, industrial and medical markets providing sophisticated proprietary aircraft bearings and components; super precision, miniature ball bearings; and proprietary spring energized seals, springs and contacts.

The Precision Products segment serves the aerospace and defense markets providing precision safe and arming solutions for missile and bomb systems for the U.S. and allied militaries; subcontract helicopter work; restoration, modification and support of the Company's SH-2G Super Seasprite maritime helicopters; manufacture and support of the heavy lift K-MAX® manned helicopter, the K-MAX TITAN unmanned aerial system and the KARGO UAV unmanned aerial system, a purpose built autonomous medium lift logistics vehicle.

The Structures segment serves the aerospace and defense and medical end markets providing sophisticated complex metallic and composite aerostructures for commercial, military and general aviation fixed and rotary wing aircraft, and medical imaging solutions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2021, 2020 and 2019
4. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

Segment Information - continued

Summarized financial information by business segment is as follows:

	For the year ended December 31,
	2021	2020	2019
In thousands
Net sales:
Engineered Products	$317,683	$315,063	$270,335
Precision Products	256,329	302,509	307,312
Structures	134,981	166,887	183,961
Net sales(1)(2)	$708,993	$784,459	$761,608
Operating income (loss):
Engineered Products	$43,097	$33,561	$64,195
Precision Products	55,366	74,033	59,573
Structures	(340)	(8,858)	1,194
Corporate expense	(40,519)	(53,059)	(61,344)
Other unallocated expenses, net(3)	(8,108)	(129,988)	(10,207)
Operating income (loss)	$49,496	$(84,311)	$53,411
(1) Sales of the Company's formerly owned Distribution business were included in earnings from discontinued operations, net of tax, on the Company's Consolidated Statements of Operations in the year ended December 31, 2019. See Note 2, Disposals, for further information on the Company's sale of the Distribution business.
(2) Net sales under contracts with USG agencies (including sales to foreign governments through foreign military sales contracts with USG agencies) totaled $230.6 million, $220.8 million and $244.3 million in 2021, 2020 and 2019, respectively, and represent direct and indirect sales to the USG and related agencies.
(3) Other unallocated expenses, net include goodwill and other intangibles impairments, impairment on assets held for sale, costs from the TSA, cost of acquired retention plans, restructuring and severance costs, net gain (loss) on sale of business, and net (gain) loss on sale of assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2021, 2020 and 2019
4. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

Segment Information - continued

The following table disaggregates segment revenue by major product line:

In thousands
	2021
	Engineered Products	Precision Products	Structures	Total
Defense	$51,033	$30,062	$87,575	$168,670
Safe and Arm Devices	—	191,524	—	191,524
Commercial, Business, & General Aviation	115,576	28,995	40,115	184,686
Medical	79,424	—	7,291	86,715
Industrial & Other	71,650	5,748	—	77,398
Total revenue	$317,683	$256,329	$134,981	$708,993

	2020
	Engineered Products	Precision Products	Structures	Total
Defense	$55,380	$22,523	$102,497	$180,400
Safe and Arm Devices	—	248,482	—	248,482
Commercial, Business, & General Aviation	135,289	26,803	58,171	220,263
Medical	63,791	—	6,219	70,010
Industrial & Other	60,603	4,701	—	65,304
Total revenue	$315,063	$302,509	$166,887	$784,459

	2019
	Engineered Products	Precision Products	Structures	Total
Defense	$36,125	$36,078	$106,086	$178,289
Safe and Arm Devices	—	227,846	—	227,846
Commercial, Business, & General Aviation	173,786	37,541	69,660	280,987
Medical	20,437	—	8,215	28,652
Industrial & Other	39,987	5,847	—	45,834
Total revenue	$270,335	$307,312	$183,961	$761,608

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2021, 2020 and 2019
4. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

Segment Information - continued

The following table illustrates the approximate percentage of segment revenue recognized by product types.

	2021
	Engineered Products	Precision Products	Structures	Total
Original Equipment Manufacturer	35%	5%	19%	59%
Aftermarket	10%	4%	—%	14%
Safe and Arm Devices	—%	27%	—%	27%
Total revenue	45%	36%	19%	100%

	2020
	Engineered Products	Precision Products	Structures	Total
Original Equipment Manufacturer	31%	4%	21%	56%
Aftermarket	9%	3%	—%	12%
Safe and Arm Devices	—%	32%	—%	32%
Total revenue	40%	39%	21%	100%

	2019
	Engineered Products	Precision Products	Structures	Total
Original Equipment Manufacturer	25%	9%	24%	58%
Aftermarket	10%	2%	—%	12%
Safe and Arm Devices	—%	30%	—%	30%
Total revenue	35%	41%	24%	100%

The timing related to the satisfaction of performance obligations and the typical timing of payment could vary between military, safe and arm devices and commercial, medical and industrial contracts. For military and safe and arm device contracts with the USG, payment terms typically include progress payments, and the satisfaction of these performance obligations does not vary significantly from timing of payment. For firm-fixed price military and safe and arm device contracts with foreign militaries, the satisfaction of performance obligations could occur at a point in time or over time, depending on the nature of the performance obligations and the right to payment terms in the contracts. Generally, payment terms for these types of contracts range from 30 to 60 days from delivery; however, at times, the Company may negotiate advance payments to cover a portion of the initial costs. Payment terms for firm-fixed price commercial, medical and industrial contracts generally range from 30 to 90 days from delivery. The satisfaction of these performance obligations could occur at a point in time or over time, depending on the nature of the performance obligations and the right to payment terms in the contracts. For certain commercial contracts, the Company may negotiate advance payments for long-lead materials.

The following table presents research and development costs by segment:

	For the year ended December 31,
	2021	2020	2019
In thousands
Engineered Products	$8,399	$8,806	$5,504
Precision Products	7,443	5,211	5,995
Structures	230	738	397
Total research and development costs	$16,072	$14,755	$11,896

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2021, 2020 and 2019
4. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

Segment Information - continued

Summarized asset and cash flow information by business segment is as follows:

	For the year ended December 31,
	2021	2020	2019
In thousands
Identifiable assets(1):
Engineered Products	$623,899	$681,097	$359,423
Precision Products	250,146	315,439	287,192
Structures	125,027	135,021	221,098
Corporate(2)	199,410	174,836	551,230
Total assets	$1,198,482	$1,306,393	$1,418,943
Capital expenditures:
Engineered Products	$9,537	$11,496	$13,668
Precision Products	3,554	2,545	3,532
Structures	2,075	2,650	2,470
Corporate	2,364	1,092	2,777
Total capital expenditures	$17,530	$17,783	$22,447
Depreciation and amortization(3):
Engineered Products	$26,306	$31,574	$13,753
Precision Products	4,148	3,706	4,035
Structures	3,462	5,201	4,909
Corporate	2,738	3,418	3,157
Total depreciation and amortization	$36,654	$43,899	$25,854
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

Geographic Information

Sales are attributed to geographic regions based on the location to which the product is shipped. Geographic distribution of sales recorded is as follows:

	For the year ended December 31,
	2021	2020	2019
In thousands
North America	$442,432	$412,025	$438,638
Europe	113,811	148,473	164,921
Middle East	107,408	170,835	114,110
Asia	27,638	34,424	19,326
Oceania	14,160	11,156	14,598
Other	3,544	7,546	10,015
Total revenue	$708,993	$784,459	$761,608

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2021, 2020 and 2019
4. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

Geographic Information - continued

Geographic distribution of long-lived assets is as follows:

	At December 31,
	2021	2020
In thousands
United States	$476,546	$493,490
Germany	152,061	167,939
Czech Republic	5,354	5,747
Mexico	1,291	796
Netherlands	593	339
Switzerland	245	235
Hong Kong	132	64
Total long-lived assets(1)	$636,222	$668,610
(1) For the purpose of this disclosure the Company excluded deferred tax assets of $15.7 million and $39.8 million as of December 31, 2021 and 2020, respectively.

5. RESTRUCTURING AND SEVERANCE COSTS

The following table disaggregates the components of restructuring and severance costs:

	2021	2020	2019
In thousands
Cost reduction initiative	$6,154	$3,970	$927
Integration of Bal Seal acquisition	—	524	—
Workforce reductions in response to COVID-19	—	3,549	—
Composites business restructuring	—	316	631
Total restructuring and severance costs	$6,154	$8,359	$1,558

Cost Reduction Initiative

Since the sale of our former distribution business in 2019, the Company has continued to evaluate its cost structure with the objective of a lean organizational structure that improves operational efficiency and provides a scalable infrastructure which facilitates future growth opportunities. We have identified information technology functions to be outsourced, workforce reductions and other reductions in certain general and administrative expenses to support the cost savings initiative.

Integration of Bal Seal Acquisition

We incurred severance costs as we integrated the acquisition of Bal Seal in year ended December 31, 2020.

Workforce Reductions in Response to COVID-19

During 2020, the Company implemented workforce reductions, including temporary furloughs, and elected to eliminate certain open positions as a response to the unprecedented hardships brought on by COVID-19.

The severance costs above were included in restructuring and severance costs on the Company's Consolidated Statements of Operations and other unallocated expenses, net within in Note 4, Segment and Geographic Information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2021, 2020 and 2019
5. RESTRUCTURING AND SEVERANCE COSTS (CONTINUED)

Composites Business Restructuring

During the third quarter of 2017, the Company initiated restructuring activities at certain businesses to support the ongoing effort of improving capacity utilization and operating efficiency to better position the Company for increased profitability and growth. Such actions included workforce reductions and the consolidation of operations, with the majority completed by the end of 2019. As part of the restructuring activities discussed above, the Company sold its UK Tooling business in 2018. This divestiture did not qualify for the reporting of discontinued operations. In the year ended December 31, 2019, the Company incurred a loss of $3.7 million associated with the write-off of note receivables recorded in 2018 for the remaining amounts to be collected on the sale of the UK Tooling business as this balance was deemed not likely to be collected. In the year ended December 31, 2020, the Company collected $0.5 million of the note receivables written off in 2019. These charges were included in loss (gain) on the sale of business on the Company's Consolidated Statements of Operations and other unallocated expenses, net in Note 4, Segment and Geographic Information.

6. ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	At December 31,
	2021	2020
In thousands
Trade receivables	$19,228	$19,945
U.S. Government contracts:
Billed	14,748	18,854
Costs and accrued profit – not billed	167	1,080
Commercial and other government contracts:
Billed	36,787	111,794
Costs and accrued profit – not billed	4,141	4,141
Less allowance for doubtful accounts	(1,547)	(2,008)
Accounts receivable, net	$73,524	$153,806

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

The following table summarizes the activity in the allowance for doubtful accounts in the year ended December 31, 2021:

In thousands
Balance at December 31, 2020	$(2,008)
Provision	(575)
Amounts written off	648
Recoveries	385
Changes in foreign currency exchange rates	3
Balance at December 31, 2021	$(1,547)
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
For the Years Ended December 31, 2021, 2020 and 2019
6. ACCOUNTS RECEIVABLE, NET (CONTINUED)

Accounts receivable, net includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	At December 31,
	2021	2020
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$900	$900
Total	$900	$900

7. CONTRACT ASSETS, CONTRACT COSTS AND CONTRACT LIABILITIES

Activity related to contract assets, contract costs and contract liabilities is as follows:

	December 31, 2021	December 31, 2020	$ Change	% Change
In thousands
Contract assets(1)	$112,354	$108,645	$3,709	3.4%

Contract costs, current portion	$850	$3,511	$(2,661)	(75.8)%
Contract costs, noncurrent portion	$10,249	$8,311	$1,938	23.3%

Contract liabilities, current portion	$2,945	$39,073	$(36,128)	(92.5)%
Contract liabilities, noncurrent portion	$16,528	$11,019	$5,509	50.0%
(1) The Company's contract assets were net of unliquidated progress payments, primarily from the U.S. Government, of $59.3 million and $32.4 million at December 31, 2021 and December 31, 2020, respectively.

Contract Assets

The increase in contract assets was primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations in excess of amounts billed, particularly on the JPF program, the A-10 contract and the KAflex® contract during the year ended December 31, 2021, partially offset by amounts billed on certain structures contracts. There were no significant impairment losses related to the Company's contract assets during the years ended December 31, 2021 and December 31, 2020.

Contract assets includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	At December 31,
	2021	2020
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$682	$3,178

Contract Costs

At December 31, 2021, costs to fulfill a contract were $11.1 million. There were no costs to obtain a contract at December 31, 2021. At December 31, 2020, costs to fulfill a contract and costs to obtain a contract were $9.3 million and $2.5 million, respectively. These amounts are included in contract costs, current portion and contract costs, noncurrent portion on the Company's Consolidated Balance Sheets at December 31, 2021 and December 31, 2020.

Contract costs, current portion at December 31, 2021 decreased when compared to December 31, 2020. This was primarily the result of the amortization of contract costs, partially offset by the reclassification of costs to fulfill certain structures programs from contract costs, noncurrent portion. For the years ended December 31, 2021 and December 31, 2020, amortization of contract costs was $8.7 million and $11.5 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2021, 2020 and 2019
7. CONTRACT ASSETS, CONTRACT COSTS AND CONTRACT LIABILITIES (CONTINUED)

Contract Costs - continued

The increase in contract costs, noncurrent portion was primarily attributable to the addition of costs to fulfill the TITAN UAV unmanned aerial system program, partially offset by the reclassification of costs to fulfill certain structures programs to contract costs, current portion.

Contract Liabilities

The decrease in contract liabilities, current portion was primarily due to revenue recognized on a JPF DCS contract. For the years ended December 31, 2021 and December 31, 2020, revenue recognized related to contract liabilities, current portion was $47.9 million and $58.1 million, respectively.

The increase in contract liabilities, noncurrent portion was due to advances received on the JPF DCS contract. For the years ended December 31, 2021 and December 31, 2020, the Company did not recognize revenue against contract liabilities, noncurrent portion.

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

The following table provides the carrying value and fair value of financial instruments that are not carried at fair value at December 31, 2021 and 2020:

	2021		2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
In thousands
Debt(1)	$191,876	$213,222	$188,919	$230,093
(1) These amounts are classified within Level 2.

The above fair values were computed based on quoted market prices and discounted future cash flows (observable inputs), as applicable. Differences from carrying values are attributable to interest rate changes subsequent to when the transactions occurred. The fair values of cash and cash equivalents, accounts receivable, net, and accounts payable - trade approximate their carrying amounts due to the short-term maturities of these instruments. The Company's cash and cash equivalents at December 31, 2021 and 2020 included $65.5 million and $51.5 million, respectively, of Level 1 money market funds.

Recurring Fair Value Measurements

The Company holds derivative instruments for foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates and our counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy and have been included in other current assets and other current liabilities on the Consolidated Balance Sheets at December 31, 2021 and December 31, 2020. Based on the continued ability to trade and enter into forward contracts and interest rate swaps, the Company considers the markets for the fair value instruments to be active.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2021, 2020 and 2019
8. FAIR VALUE MEASUREMENTS (CONTINUED)

Recurring Fair Value Measurements - continued

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of December 31, 2021, such credit risks have not had an adverse impact on the fair value of these instruments.

Nonrecurring Fair Value Measurements

During 2020, the Company incurred a $50.3 million impairment charge for its Aerosystems reporting unit. Refer to Note 12, Goodwill and Other Intangible Assets, Net for further information regarding the calculation of fair value.

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

In addition to the forward exchange contract mentioned above, the Company held forward exchange contracts to mitigate the risk associated with foreign currencies that were not designated as hedging instruments as of December 31, 2021 and 2020. The balances associated with the contracts and the gains or losses reported in other income, net were not material for the years ended December 31, 2021, 2020 or 2019.

10. INVENTORIES

Inventories consist of the following:

	At December 31,
	2021	2020
In thousands
Raw materials	$19,123	$19,502
Contracts in process:
US Government	1,985	5,439
Commercial and other government contracts	61,637	59,565
Contracts and other work in process (including certain general stock materials)	75,115	64,237
Finished goods	35,240	36,329
Inventories	$193,100	$185,072

Inventories include amounts associated with matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled $0.6 million and $0.5 million at December 31, 2021 and 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2021, 2020 and 2019
10. INVENTORIES (CONTINUED)

At December 31, 2021 and 2020, $69.2 million and $60.4 million, respectively, of K-MAX® inventory was included in contracts and other work in process inventory and finished goods on the Company's Consolidated Balance Sheets. Management believes that approximately $36.2 million of the K-MAX® inventory will be sold after December 31, 2022, based upon the anticipation of additional aircraft manufacturing and supporting the fleet for the foreseeable future.

At December 31, 2021 and 2020, $6.0 million and $6.3 million, respectively, of SH-2G(I) inventory was included in contracts and other work in process inventory on the Company's Consolidated Balance Sheets. Management believes that approximately $4.7 million of the SH-2G(I) inventory will be sold after December 31, 2022. This balance represents spares requirements and inventory to be used in SH-2G programs.

11. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net is summarized as follows:

	At December 31,
	2021	2020
In thousands
Land	$36,367	$36,683
Buildings	135,887	134,995
Leasehold improvements	16,151	15,590
Machinery, office furniture and equipment	249,527	241,027
Construction in process	11,778	11,541
Total	449,710	439,836
Less accumulated depreciation	(251,888)	(228,984)
Property, plant and equipment, net	$197,822	$210,852

Depreciation expense was $26.2 million, $28.0 million and $21.3 million for 2021, 2020 and 2019, respectively.

Finance Leases

For the years ended December 31, 2021 and 2020, $6.7 million of assets included in machinery, office furniture and equipment and construction in process were accounted for as finance leases in both periods. At December 31, 2021 and 2020, the Company had accumulated depreciation of $2.9 million and $2.1 million, respectively, associated with these assets. Depreciation expense associated with the finance leases was $0.8 million, $0.9 million and $0.9 million for 2021, 2020 and 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2021, 2020 and 2019
12. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for the Company:

	2021
	Engineered Products	Precision Products	Structures	Total
In thousands
Gross balance at beginning of period	$205,869	$41,375	$66,559	$313,803
Accumulated impairment	—	—	(66,559)	(66,559)
Net balance at beginning of period	205,869	41,375	—	247,244
Additions	—	—	—	—
Impairments	—	—	—	—
Foreign currency translation	(6,563)	—	—	(6,563)
Net balance at end of period	$199,306	$41,375	$—	$240,681

Accumulated impairment at end of period	$—	$—	$(66,559)	$(66,559)

	2020
	Engineered Products	Precision Products	Structures	Total
In thousands
Gross balance at beginning of period	$102,979	$41,375	$67,212	$211,566
Accumulated impairment	—	—	(16,252)	(16,252)
Net balance at beginning of period	102,979	41,375	50,960	195,314
Additions(1)	95,089	—	—	95,089
Impairments	—	—	(50,307)	(50,307)
Foreign currency translation	7,801	—	(653)	7,148
Net balance at end of period	$205,869	$41,375	$—	$247,244

Accumulated impairment at end of period	$—	$—	$(66,559)	$(66,559)
(1) The additions to goodwill in the year ended December 31, 2020 were attributable to the acquisition of Bal Seal. Refer to Note 3, Business Combinations, for further information on this acquisition.

2021 Analysis

In accordance with ASC 350, the Company evaluates goodwill for possible impairment on at least an annual basis. The Company performed a qualitative assessment for the Specialty Bearings and KPP-Orlando reporting units, while a quantitative assessment was performed for the Bal Seal reporting unit.

The qualitative assessments performed for the Specialty Bearings and KPP-Orlando reporting units took into consideration the following factors: general economic conditions, industry specific performance, changes in carrying values of the reporting units, the assessment of assumptions used in the previous fair value calculations and changes in transaction multiples. The results of these analyses indicated that it is more likely than not that goodwill is not impaired and these reporting units did not need to proceed to a quantitative assessment.

The results of the quantitative analysis performed for the Bal Seal reporting unit indicated that the fair value of the reporting unit exceeded its respective carrying value. The Company performed a sensitivity analysis relative to the discount rate and growth rate selected and determined a decrease of one percentage point in the terminal growth rate or an increase of one percentage point in the discount rate would not result in a fair value calculation less than the carrying value for the reporting unit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2021, 2020 and 2019
12. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)

Goodwill - continued

2020 Analysis

The Company is required to evaluate goodwill for possible impairment testing if an event occurs or circumstances change that indicate that the fair value of the reporting entity may be below its carrying amount. The spread of COVID-19 and the precautionary measures instituted by governments and businesses to mitigate the risk of its spread contributed to the general slowdown in the global economy and significant volatility in financial markets, which resulted in a significant decrease in the Company's stock price and market capitalization in the first quarter of 2020. As COVID-19 continued to impact the organization throughout 2020 and the Company’s stock price remained at a similar level, management assessed each reporting unit for triggering events for potential impairment on a quarterly basis.

As part of management's evaluation of triggering events in the third quarter of 2020, the assessment of the Company's operating results identified a decline in earnings compared to forecasts used in prior periods for its Aerosystems reporting unit. The Company considered this decline, as well as the updated forecasts for the reporting unit, which indicated the forecasted cash flows for this reporting unit were lower than amounts previously forecasted. As a result, management identified a triggering event for possible goodwill impairment in its Aerosystems reporting unit. Management performed a quantitative analysis on the Aerosystems reporting unit using an income methodology based on management's estimates of forecasted cash flows, with those cash flows discounted to present value using rates commensurate with the risks associated with those cash flows. In addition, management used a market-based valuation method involving analysis of market multiples of revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") for (i) a group of comparable companies and (ii) recent transactions, if any, involving comparable companies. In estimating the fair value of the reporting unit, a weighting of 80% to the income approach and 20% to the market-based valuation method was selected, consistent with quantitative analyses performed in prior periods. The estimated fair value of the reporting unit was adjusted based on an assumption of excess working capital, which represents management's identification of specific contract-related assets that will generate cash flows in the future. The quantitative analysis resulted in a conclusion that the fair value of the Aerosystems reporting unit was $56.1 million below its carrying value; therefore, goodwill was impaired. In the year ended December 31, 2020, the Company recorded a goodwill impairment charge of $50.3 million for the Aerosystems reporting unit, which represented the entire goodwill balance for the reporting unit. This impairment charge was included in goodwill and other intangibles impairment on the Company's Statement of Operations and other unallocated expenses, net in Note 4, Segment and Geographic Information.

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

The qualitative assessment performed for KPP-Orlando took into consideration the following factors: general economic conditions, industry specific performance, changes in carrying values of the reporting unit, the assessments of assumptions used in the previous fair value calculation and changes in transaction multiples. The results of this analysis indicated that it is more likely than not that goodwill was not impaired and this reporting unit did not need to proceed to a quantitative assessment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2021, 2020 and 2019
12. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)

Other Intangible Assets

Other intangible assets consisted of:

		At December 31,		At December 31,
		2021		2020
	Amortization Period	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
In thousands
Customer lists / relationships	6-38 years	$127,206	$(35,096)	$128,882	$(30,094)
Developed technologies	7-20 years	45,170	(13,591)	45,798	(9,665)
Trademarks / trade names	15-40 years	16,982	(2,659)	17,353	(2,149)
Non-compete agreements and other	1-15 years	4,629	(4,617)	5,290	(5,276)
Patents	17 years	523	(473)	523	(464)
Total		$194,510	$(56,436)	$197,846	$(47,648)

Intangible asset amortization expense of $10.5 million, $15.7 million and $4.5 million in 2021, 2020 and 2019, respectively, was included in intangible asset amortization expense on the Company's Consolidated Statements of Operations.

In accordance with ASC 360 - Property, Plant, and Equipment ("ASC 360"), the Company is required to evaluate long-lived assets for possible impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. At December 31, 2020, the assets of the Company's former UK Composites business were considered impaired as the estimated fair value of the business based on the anticipated sale was lower than the estimated carrying value of the UK Composites business. Refer to Note 2, Disposals, for further information on the sale and the impairment charge recorded in the year ended December 31, 2020. No such triggering events were identified in 2021 or 2019.

Estimated amortization expense for the next five years associated with intangible assets existing as of December 31, 2021 is as follows:

In thousands
2022	$9,963
2023	$9,681
2024	$9,329
2025	$9,271
2026	$8,858

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
For the Years Ended December 31, 2021, 2020 and 2019
13. ENVIRONMENTAL COSTS

The following table displays the activity and balances associated with accruals related to environmental costs included in other current liabilities and other long-term liabilities:

	2021	2020
In thousands
Balance at January 1	$6,049	$6,078
Net additions to accrual	391	141
Payments	(482)	(165)
Changes in foreign currency exchange rates	—	(5)
Balance at December 31	$5,958	$6,049

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

The following represents estimated future payments for the undiscounted environmental remediation liability related to the Bloomfield campus as of December 31, 2021:

In thousands
2022	$318
2023	184
2024	387
2025	—
2026	132
Thereafter	3,760
Total	$4,781
Other

In 2014, the Company sold its former manufacturing facility in Moosup, Connecticut to TD Development, LLC ("TD"). Although TD assumed responsibility for the environmental remediation work required on this site, the Company may be liable for the remediation and abatement costs in the event that TD does not complete the remediation. There can be no assurance that this matter would not have an adverse impact on our business, financial condition, results of operation and cash flows.

The Company's environmental accrual also includes estimated environmental remediation costs that the Company expects to incur at the former Music segment’s New Hartford, CT facility. The Company continues to assess the work that may be required at this facility, which may result in a change to this accrual. For further discussion of these matters, see Note 19, Commitments and Contingencies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2021, 2020 and 2019
14. DEBT

Long-Term Debt

The Company has long-term debt as follows:

	At December 31,
	2021	2020
In thousands
Revolving credit agreement	$—	$—
Convertible notes	191,876	188,919
Total	191,876	188,919
Less current portion	—	—
Total excluding current portion	$191,876	$188,919

At December 31, 2021 and 2020, the current and long-term debt balances on the Company's Consolidated Balance Sheets were net of debt issuance costs of $2.5 million and $3.5 million, respectively.

The weighted average interest rate on long-term borrowings outstanding as of December 31, 2021 and 2020 was 3.25% in both periods.

For the years ended December 31, 2021 and 2020, $2.6 million and $4.3 million, respectively, of liabilities associated with our finance leases were included in other long-term liabilities. See Note 20, Leases, for further information.

The aggregate annual maturities of long-term debt for each of the next five years are approximately as follows:

In thousands
2022	$—
2023	$—
2024	$199,500
2025	$—
2026	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2021, 2020 and 2019
14. DEBT (CONTINUED)

Convertible Notes - continued

2024 Notes - continued

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
(3) Prior to November 1, 2023, the notes are convertible only in the following circumstances: (1) during any fiscal quarter commencing after July 1, 2017, and only during any such fiscal quarter, if the last reported sale price of the Company's common stock was greater than or equal to 130% of the applicable conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter, (2) during the five consecutive business day period following any ten consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of 2024 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day or (3) upon the occurrence of specified corporate events. On or after November 1, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. If the Company undergoes a fundamental change (as defined in the Indenture), holders of the notes may require the Company to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount to be repurchased, plus any accrued and unpaid interest. As of December 31, 2021, none of the conditions permitting the holders of the 2024 Notes to convert had been met. Therefore, the 2024 Notes are classified as long-term debt.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2021, 2020 and 2019
14. DEBT (CONTINUED)

Convertible Notes - continued

2024 Notes - continued

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

The Company incurred $7.4 million of debt issuance costs in connection with the sale of the 2024 Notes, which was allocated between the debt and equity components of the instrument. Of the total amount, $0.7 million was recorded as an offset to additional paid-in capital. The balance, $6.7 million, was recorded as a contra-debt balance and is being amortized over the term of the 2024 Notes. Total amortization expense for the years ended December 31, 2021, 2020 and 2019 was $1.1 million, $0.9 million and $0.9 million.

The carrying amount of the equity component and the principal amount of the liability component, the unamortized discount and the net carrying value of the liability are as follows:

	2024 Notes
	December 31, 2021	December 31, 2020
In thousands
Principal amount of liability	$199,500	$199,500
Unamortized discount	7,624	10,581
Carrying value of liability	$191,876	$188,919

Equity component	$20,408	$20,408

Because the embedded conversion option is indexed to the Company’s own stock and would be classified in shareholders’ equity, it does not meet the criterion under ASC 815 that would require separate accounting as a derivative instrument.

As of December 31, 2021, the "if converted value" did not exceed the principal amount of the 2024 Notes since the closing sales price of the Company's common stock was less than the conversion price of the 2024 Notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2021, 2020 and 2019
14. DEBT (CONTINUED)

Convertible Notes - continued

2024 Notes - continued

Interest expense associated with the 2024 Notes consisted of the following:

	For the year ended December 31,
	2021	2020	2019
In thousands
Contractual coupon rate of interest	$6,484	$6,484	$6,503
Accretion of convertible notes discount	2,957	2,860	2,753
Interest expense - convertible notes	$9,441	$9,344	$9,256

Revolving Credit Agreement

On December 13, 2019, the Company closed an amended and restated $800.0 million Credit Agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as Administrative Agent and as Collateral Agent. The Credit Agreement amends and restates the Company's previously existing credit facility in its entirety to, among other things: (i) extend the maturity date to December 13, 2024; (ii) increase the aggregate amount of revolving commitments from $600.0 million to $800.0 million; (iii) remove the existing term loan credit facility; (iv) modify the affirmative and negative covenants set forth in the facility; and (v) effectuate a number of additional modifications to the terms and provisions of the facility, including its pricing. Capitalized terms used but not defined within this Note 14, Debt, have the meanings ascribed thereto in the Credit Agreement. This agreement was further amended on December 8, 2021 to move its LIBOR benchmark for non-USD borrowings to other non-USD benchmark rates. Future USD borrowings under this current Credit Agreement will continue be based on LIBOR.

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

The following table shows the amounts available for borrowing under the Company's revolving credit facility:

	At December 31,
	2021	2020
In thousands
Total facility	$800,000	$800,000
Amounts outstanding, excluding letters of credit	—	—
Amounts available for borrowing, excluding letters of credit	800,000	800,000
Letters of credit under the credit facility(1)(2)	92,646	165,373
Amounts available for borrowing	$707,354	$634,627

Amounts available for borrowing subject to EBITDA, as defined by the Credit Agreement(3)	$409,914	$363,997
(1) The Company has entered into standby letters of credit issued on the Company's behalf by financial institutions, and directly issued guarantees to third parties primarily related to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit generally are available for draw down in the event the Company does not perform its obligations.
(2) Of these amounts, $86.3 million and $146.2 million letters of credit relate to a certain JPF DCS contract in both periods.
(3) Amounts available for borrowing subject to EBITDA reflect the minimum borrowing capacity under EBITDA, subject to adjustments.

Debt issuance costs in connection with the Credit Agreement have been capitalized and are being amortized over the term of the agreement. The Company incurred $3.6 million of debt issuance costs in connection with the amendment and restatement of the Credit Agreement in the year ended December 31, 2019. Total amortization expense for the years ended December 31, 2021, 2020 and 2019 was $0.7 million, $0.7 million and $1.0 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2021, 2020 and 2019
14. DEBT (CONTINUED)

Revolving Credit Agreement - continued

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

At December 31, 2021 and December 31, 2020, there were no outstanding amounts on the revolving credit facility; therefore, the interest rate was 0% at both dates.

The financial covenants associated with the Credit Agreement include a requirement that (i) the Consolidated Total Net Leverage Ratio, as defined in the Credit Agreement, cannot be greater than 4.00 to 1.00, with an election to increase the maximum to 4.50 to 1.00 for four consecutive quarters, in connection with a Material Permitted Investment; (ii) the Interest Coverage Ratio cannot be less than 3.00 to 1.00; and (iii) Liquidity: (a) as of the last day of the fiscal quarter ending on or about September 30, 2023 cannot be less than an amount equal to 50% of the aggregate principal amount of the 2024 Convertible Notes as of such date, and (b) as of the last day of the fiscal quarter ending on December 31, 2023 and ending on or about March 29, 2024, to be less than the amount equal to 100% of the aggregate principal amount of the 2024 Convertible Notes as of such day. The Company was in compliance with those financial covenants as of and for the quarter ended December 31, 2021, and management does not anticipate noncompliance in the foreseeable future.

Interest Payments

Cash payments for interest were $11.5 million, $20.8 million and $15.7 million in 2021, 2020 and 2019, respectively.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) are shown below:

	2021	2020
In thousands
Foreign currency translation and other:
Beginning balance	$(717)	$(16,351)
Net (loss) gain on foreign currency translation	(13,346)	15,634
Reclassification to net income (1)	22,835	—
Other comprehensive loss, net of tax	9,489	15,634
Ending balance	$8,772	$(717)

Pension and other post-retirement benefits (2):
Beginning balance	$(130,104)	$(134,542)
Reclassification to net income
Amortization of net loss, net of tax expense of $1,031 and $1,314, respectively	3,478	4,434
Change in net loss, net of tax expense of $1,918 and $1, respectively	6,469	4
Other comprehensive loss, net of tax	9,947	4,438
Ending balance	$(120,157)	$(130,104)

Total accumulated other comprehensive income (loss)	$(111,385)	$(130,821)
(1)The foreign currency translation reclassified to net income relates to the sale of the Company's UK Composites business. This balance was included in the loss accrual recorded in impairment on assets held for sale on the Company's Consolidated Statement of Operations in the year ended December 31, 2020 (see Note 2, Disposals, for additional information).
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 17, Pension Plans for additional information).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2021, 2020 and 2019
16. INCOME TAXES

The components of income tax expense (benefit) from continuing operations are as follows:

	For the twelve months ended December 31,
	2021	2020	2019
In thousands
Current:
Federal	$(5,613)	$1,693	$(19,432)
State	1,061	(3,143)	1,996
Foreign	266	168	585
	(4,286)	(1,282)	(16,851)
Deferred:
Federal	17,533	(5,650)	719
State	2,526	899	277
Foreign	1,059	(1,697)	(4)
	21,118	(6,448)	992
Income tax expense (benefit)	$16,832	$(7,730)	$(15,859)

The provision for income taxes from continuing operations differs from that computed at the federal statutory corporate tax rate as follows:

	For the twelve months ended December 31,
	2021	2020	2019
In thousands
Federal tax at 21% statutory rate	$12,707	$(16,415)	$8,523
State income taxes, net of federal benefit(1)	1,459	(2,208)	1,839
Tax effect:
Goodwill impairment charge	—	8,297	—
Impairment on business	—	7,620	—
Research and development credits	(1,995)	(821)	(3,480)
Impact of entity classification election	894	—	(24,813)
Foreign derived intangible income benefit	(494)	—	—
Provision to return adjustments	66	610	(1,466)
Foreign losses for which no tax benefit has been recorded	308	41	1,282
Change in valuation allowance	2,697	1,449	976
Equity compensation benefit	77	(209)	(482)
Nondeductible compensation	1,372	215	891
Nondeductible acquisition costs	—	—	546
Federal benefit of NOL Carryback	—	(3,885)	—
Other, net	(259)	(2,424)	325
Income tax expense (benefit)	$16,832	$(7,730)	$(15,859)
(1) Included in state income taxes, net of federal benefit was the state impact of the entity classification election of $0.9 million for the year ended December 31, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2021, 2020 and 2019
16. INCOME TAXES (CONTINUED)

The 2021 effective tax rate includes a charge to record additional valuation allowances relating to the Company’s foreign and state tax loss carryforwards in the amount of $1.5 million and $1.2 million, respectively. The Company also incurred a charge in the amount $1.4 million, primarily attributable to nondeductible compensation relating to post termination payments and benefits of former executive officers. Additionally, the Company recognized benefits relating to research and development credits in the amount of $2.0 million.

The 2020 effective tax rate included charges in the amount of $15.9 million relating to book impairment charges to goodwill and assets held for sale associated with the anticipated sale of the Company’s UK Composites business as neither charge had associated tax benefits.

The 2019 effective tax rate includes a benefit of $24.8 million resulting from an entity classification election with regard to the investment in the Company’s UK Composites business, which had the effect of treating the subsidiary as a disregarded entity for U.S. tax purposes, but had no impact on operations or taxation in the UK. This election resulted in a loss for U.S tax purposes and a significant tax benefit was recognized by the Company in 2019. Additionally, the Company recognized benefits relating to research and development credits associated with research completed in the three prior years in the amount of $3.5 million.

Cash payments for income taxes, net of refunds, were $4.7 million, $0.9 million and $47.8 million in 2021, 2020 and 2019, respectively.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities of continuing operations are presented below:

	At December 31,
	2021	2020
In thousands
Deferred tax assets:
Deferred employee benefits	$18,380	$30,701
Tax loss and credit carryforwards	17,057	33,065
Accrued liabilities and other	3,553	7,307
Contract accounting differences	3,693	3,553
Environmental liabilities	3,266	3,122
Lease obligations	2,450	3,438
Total deferred tax assets	48,399	81,186
Deferred tax liabilities:
Property, plant and equipment	(11,680)	(5,379)
Intangibles	(21,282)	(32,398)
Other items	(205)	(765)
Total deferred tax liabilities	(33,167)	(38,542)
Net deferred tax assets before valuation allowance	15,232	42,644
Valuation allowance	(6,022)	(10,216)
Net deferred tax assets after valuation allowance	$9,210	$32,428

As of December 31,2021, the Company had foreign tax loss carryforwards and state tax loss and credit carryforwards of $5.6 million and $11.4 million, respectively. Tax loss and credit carryforwards associated with approximately $9.3 million of deferred tax assets have no expiration period. The remainders of the loss and credit carryforwards will expire between 2022 and 2040.

A valuation allowance is required to be established unless management determines it is more likely than not that the Company will ultimately utilize the tax benefit associated with a deferred tax asset. At December 31,2021, the Company has foreign valuation allowances of $1.9 million, and federal and state valuation allowances of $4.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2021, 2020 and 2019
16. INCOME TAXES (CONTINUED)

Management will continue to evaluate the appropriate level of valuation allowance on all deferred tax assets considering such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax and business strategies that could potentially enhance the likelihood of realization of the deferred tax assets.

Pre-tax losses from foreign operations amounted to $1.5 million, $36.9 million and $4.0 million in 2021, 2020, and 2019, respectively. Tax Reform required the Company to effectively recognize all foreign earnings in U.S. taxable income in the year ended December 31, 2017. Due to this provision and foreign losses incurred in prior years, there were no accumulated earnings in foreign subsidiaries for which U.S income taxes were required to be provided in 2021.

The Company records a benefit for uncertain tax positions in the financial statements only when it determines it is more likely than not that such a position will be sustained upon examination by taxing authorities. Unrecognized tax benefits represent the difference between the position taken and the benefit reflected in the financial statements.

The change in the liability for 2021, 2020 and 2019 is explained as follows:

	2021	2020	2019
In thousands
Balance at January 1	$3,612	$3,214	$3,457
Additions (reductions) based on current year tax positions	32	481	(378)
Changes for tax positions of prior years	(52)	3	135
Settlements	—	(86)	—
Balance at December 31(1)	$3,592	$3,612	$3,214
(1) Including interest and penalties of $0.5 million, $0.4 million and $0.2 million in 2021, 2020 and 2019, respectively.

Included in unrecognized tax benefits at December 31, 2021, were items approximating $3.1 million that, if recognized, would favorably affect the Company’s effective tax rate in future periods. The Company files tax returns in numerous U.S. and foreign jurisdictions, with returns subject to examination for varying periods, but generally back to and including 2016. During 2021, 2020 and 2019, $0.2 million or less of interest and penalties was recognized each year as a component of income tax expense. It is the Company’s policy to record interest and penalties on unrecognized tax benefits as income taxes. The Company does not anticipate any significant increases or decreases to unrecognized tax benefits during the next twelve months.

17. PENSION PLANS

The Company has a non-contributory qualified defined benefit pension plan (the “Qualified Pension Plan”). On February 23, 2010, the Company’s Board of Directors approved an amendment to the Qualified Pension Plan that, among other things, closed the Qualified Pension Plan to all new hires on or after March 1, 2010, and stipulated that years of service would continue to be added for purposes of the benefit calculations only through December 31, 2015, with no further accrual of benefits for service thereafter. As a result, effective December 31, 2015, the qualified pension plan was frozen with respect to future benefit accruals. Under U.S. Government Cost Accounting Standard (“CAS”) 413 the Company must determine the USG’s share of any pension curtailment adjustment calculated in accordance with CAS. During the fourth quarter of 2016, the Company accrued a $0.3 million liability representing our estimate of the amount due to the USG based on our pension curtailment adjustment calculation, which was submitted to the USG for review in December 2016. The Company has maintained its accrual at $0.3 million as of December 31, 2021. There can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on the Company's results of operations, financial position and cash flows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2021, 2020 and 2019
17. PENSION PLANS (CONTINUED)

Obligations and Funded Status

The changes in the actuarial present value of the projected benefit obligation and fair value of plan assets are as follows:

	For the twelve months ended December 31,
	Qualified Pension Plan		SERP
	2021	2020	2021	2020
In thousands
Projected benefit obligation at beginning of year	$836,531	$777,388	$7,669	$7,336
Service cost	1,301	5,234	—	—
Interest cost	14,165	21,020	63	165
Actuarial liability (gain) loss (1)	(29,590)	72,145	(63)	702
Benefit payments	(36,612)	(39,256)	(2,652)	(534)
Projected benefit obligation at end of year	$785,795	$836,531	$5,017	$7,669
Fair value of plan assets at beginning of year	$766,921	$680,142	$—	$—
Actual return on plan assets	23,700	116,035	—	—
Employer contributions	10,000	10,000	2,652	534
Benefit payments	(36,612)	(39,256)	(2,652)	(534)
Fair value of plan assets at end of year	$764,009	$766,921	$—	$—
Funded status at end of year	$(21,786)	$(69,610)	$(5,017)	$(7,669)
Accumulated benefit obligation	$785,795	$836,531	$5,017	$7,669
(1) The actuarial liability (gain) loss amount for the qualified pension plan for 2021 and 2020 was principally due to the effect of changes in the discount rate.

The Company has recorded liabilities related to our qualified pension plan and SERP as follows:

	At December 31,
	Qualified Pension Plan		SERP
	2021	2020	2021	2020
In thousands
Current liabilities (1)	$—	$—	$(526)	$(2,771)
Noncurrent liabilities	(21,786)	(69,610)	(4,491)	(4,898)
Total	$(21,786)	$(69,610)	$(5,017)	$(7,669)
(1) The current liabilities are included in other current liabilities on the Consolidated Balance Sheets.

The following table presents amounts included in accumulated other comprehensive income on the Consolidated Balance Sheets that will be recognized as components of pension cost in future periods.

	At December 31,
	Qualified Pension Plan		SERP
	2021	2020	2021	2020
In thousands
Unrecognized loss	$159,015	$171,571	$730	$1,069
Amount included in accumulated other comprehensive income	$159,015	$171,571	$730	$1,069

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2021, 2020 and 2019
17. PENSION PLANS (CONTINUED)

Obligations and Funded Status - continued

The pension plan net periodic benefit costs on the Consolidated Statements of Operations and other amounts recognized in other comprehensive income (loss) on the Consolidated Statements of Comprehensive Income and Consolidated Statements of Shareholders’ Equity were computed using the projected unit credit actuarial cost method and included the following components:

	For the twelve months ended December 31,
	Qualified Pension Plan			SERP
	2021	2020	2019	2021	2020	2019
In thousands
Service cost for benefits earned during the year	$1,301	$5,234	$5,100	$—	$—	$—
Interest cost on projected benefit obligation	14,165	21,020	26,422	63	165	237
Expected return on plan assets	(45,177)	(43,183)	(42,560)	—	—	—
Recognized net loss	4,444	4,804	15,260	65	944	245
Additional amount recognized due to curtailment/settlement	—	—	—	211	—	—
Net pension benefit (income) cost	$(25,267)	$(12,125)	$4,222	$339	$1,109	$482
Change in net (loss) or gain	(8,113)	(708)	3,295	(274)	703	720
Amortization of net loss	(4,444)	(4,804)	(15,260)	(65)	(944)	(245)
Total recognized in other comprehensive (loss) income	$(12,557)	$(5,512)	$(11,965)	$(339)	$(241)	$475
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(37,824)	$(17,637)	$(7,743)	$—	$868	$957

The following tables show the amount of the contributions made to the Qualified Pension Plan and SERP during each period and the amount of contributions the Company expects to make during 2022:

	Qualified Pension Plan		SERP
	2021	2020	2021	2020
In thousands
Contributions	$10,000	$10,000	$2,652	$534

	Qualified Pension Plan	SERP
In thousands
Expected contributions during 2022	$—	$526

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2021, 2020 and 2019
17. PENSION PLANS (CONTINUED)

Obligations and Funded Status - continued

Expected future benefit payments are as follows:

	Qualified Pension Plan	SERP
In thousands
2022	$41,871	$526
2023	$43,100	$507
2024	$44,156	$485
2025	$44,839	$460
2026	$45,378	$432
2027-2031	$224,835	$1,710

Mortality is a key assumption in developing actuarial estimates, and therefore could significantly impact the valuation of the Company's obligations under the qualified pension plan and SERP. The Company reviewed the mortality data and based on the size and demographics of the plan's participant population, the Company determined the Pri-2012 Blue Collar with Scale MP-2021 mortality table was the most appropriate assumption.

The Company uses the Financial Times Stock Exchange ("FTSE") Pension Discount Code, as it is deemed to be the most appropriate basis for generating the Company's discount rate assumption, as the future cash flows of the plan are most closely aligned to the Above Median Double-A Curve. The discount rates used in determining benefit obligations of the pension plans are as follows:

	At December 31,
	Qualified Pension Plan		SERP
	2021	2020	2021	2020
Discount rate	2.71%	2.34%	2.33%	1.78%

The actuarial assumptions used in determining the net periodic benefit cost of the pension plans are as follows:

	For the twelve months ended December 31,
	Qualified Pension Plan		SERP
	2021	2020	2021			2020
Discount rate(1)	2.34%	3.14%	1.78%	/	2.29%	2.76%
Expected return on plan assets	6.00%	6.50%	N/A			N/A
Average rate of increase in compensation levels	N/A	N/A	N/A			N/A
(1) In November 2021, the Company's SERP had a settlement and re-measurement. This resulted in the Company using a discount rate of 1.78% for the first ten months of the year ended December 31, 2021 and a discount rate of 2.29% for the remaining two months following the re-measurement.

Other

The Company utilizes a "spot rate approach" in the calculation of pension interest and service cost. The spot rate approach applies separate discount rates for each projected benefit payment in the calculation of pension interest and service cost.

Qualified Pension Plan Assets

The expected return on plan assets rate was determined based upon historical returns adjusted for estimated future market fluctuations. For 2021 and 2020, the expected rate of return on plan assets was 6.0% and 6.5%, respectively. During 2021, the actual return on pension plan assets, net of direct expenses, was 3.2%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2021, 2020 and 2019
17. PENSION PLANS (CONTINUED)

Qualified Pension Plan Assets - continued

Plan assets are invested in a diversified portfolio consisting of equity and fixed income securities. The investment goals for pension plan assets are to improve and/or maintain the Plan’s funded status by generating long-term asset returns that exceed the rate of growth of the Plan’s liabilities. The Plan invests assets in a manner that seeks to (a) maximize return within reasonable and prudent levels of risk of loss of funded status; and (b) maintain sufficient liquidity to meet benefit payment obligations and other periodic cash flow requirements on a timely basis. The return generation/liability matching asset allocation ratio is currently 27.9%/72.1%. As the plan’s funded status changes, the Pension Administrative Committee (the management committee that is responsible for plan administration) will act through an immediate or gradual process, as appropriate, to reallocate assets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2021, 2020 and 2019
17. PENSION PLANS (CONTINUED)

Qualified Pension Plan Assets - continued

The fair values of the Company’s qualified pension plan assets at December 31, 2021 and 2020, are as follows:

	Total Carrying Value at December 31, 2021	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Not subject to leveling
In thousands
Short-term investments:
Cash and cash equivalents	$19,033	$19,033	$—	$—	$—
Futures contracts - assets	2,014	—	2,014	—	—
Futures contracts - liabilities	(372)	—	(372)	—	—
Fixed income securities	231,433	—	231,433	—	—
Mutual funds	72,834	72,834	—	—	—
Common trust funds(1)	417,022	—	—	—	417,022
Corporate stock	20,222	20,222	—	—	—
Subtotal	$762,186	$112,089	$233,075	$—	$417,022
Accrued income/expense	1,823	(33)	1,856	—	—
Total	$764,009	$112,056	$234,931	$—	$417,022

	Total Carrying Value at December 31, 2020	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Not subject to leveling
In thousands
Short term investments:
Cash and cash equivalents	$26,951	$26,951	$—	$—	$—
Futures contracts - assets	285	—	285	—	—
Futures contracts - liabilities	(15)	—	(15)	—	—
Fixed income securities	214,961	—	214,961	—	—
Mutual funds	130,490	130,490	—	—	—
Common trust funds(1)	362,288	—	—	—	362,288
Corporate stock	30,222	30,222	—	—	—
Subtotal	$765,182	$187,663	$215,231	$—	$362,288
Accrued income/expense	1,739	17	1,722	—	—
Total	$766,921	$187,680	$216,953	$—	$362,288
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2021, 2020 and 2019
17. PENSION PLANS (CONTINUED)

Other Plans

The Company also maintains a Defined Contribution Plan that has been adopted by most of its U.S. subsidiaries. Employees of the adopting employers who meet the eligibility requirements of the plan may participate. Employer matching contributions are made to the plan based on a percentage of each participant’s pre-tax contribution. For each dollar that a participant contributes, up to 5% of compensation, participating subsidiaries make employer contributions of one dollar. Employer contributions to the plan for continuing operations totaled $6.1 million, $6.7 million and $7.1 million in 2021, 2020 and 2019, respectively. There were no employer contributions made to the plan for discontinued operations in 2021 or 2020. Employer contributions to the plan for discontinued operations totaled $4.5 million in 2019.

One of the Company's foreign subsidiaries maintains a defined benefit plan of its own for its local employees. The net pension liability associated with this plan was not material as of December 31, 2021 and 2020.

18. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following:

	At December 31,
	2021	2020
In thousands
Supplemental employees' retirement plan ("SERP")	$4,491	$4,898
Deferred compensation	20,618	21,968
Long-term incentive plan	1,016	3,448
Noncurrent income taxes payable	3,365	3,625
Environmental remediation liability	5,548	5,313
Finance leases	2,629	4,315
Other	2,170	4,069
Total other long-term liabilities	$39,837	$47,636

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

19. COMMITMENTS AND CONTINGENCIES

Asset Retirement Obligations

The Company has unrecorded Asset Retirement Obligation’s (“AROs”) that are conditional upon certain events. These AROs generally include the removal and disposition of non-friable asbestos. The Company has not recorded a liability for these conditional AROs at December 31, 2021, because the Company does not currently believe there is a reasonable basis for estimating a date or range of dates for major renovation or demolition of these facilities. In reaching this conclusion, the Company considered the historical performance of each facility and has taken into account factors such as planned maintenance, asset replacements and upgrades, which, if conducted as in the past, can extend the physical lives of the facilities indefinitely. The Company also considered the possibility of changes in technology and risk of obsolescence in arriving at its conclusion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2021, 2020 and 2019
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

Other Matters

Pension Freeze

Effective December 31, 2015, the Company's qualified pension plan was frozen with respect to future benefit accruals. Under CAS 413 the Company must determine the USG’s share of any pension curtailment adjustment calculated in accordance with CAS. Such adjustments can result in an amount due to the USG for pension plans that are in a surplus position or an amount due to the contractor for plans that are in a deficit position. During the fourth quarter of 2016, the Company accrued a $0.3 million liability representing our estimate of the amount due to the USG based on the Company's pension curtailment adjustment calculation, which was submitted to the USG for review in December 2016. The Company has maintained its accrual at $0.3 million as of December 31, 2021. There can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on the Company's results of operations, financial position and cash flows.

Offset Agreement

During January 2018, the Company entered into an offset agreement as a condition to obtaining orders from a foreign customer for the Company's JPF product. This agreement is designed to return economic value to the foreign country by requiring the Company to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. The offset agreement may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects and the purchase by third parties of supplies from in-country vendors. This agreement may also be satisfied through the Company's use of cash for activities, such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. At December 31, 2021, the offset agreement had an outstanding notional value of approximately $194.0 million, which is equal to sixty percent of the contract value of $324.0 million as defined by the agreement between the customer and the Company. The amount ultimately applied against the offset agreement is based on negotiations with the customer and may require cash outlays that represent only a fraction of the notional value in the offset agreement.

The Company continues to work with the customer to further define the requirements to satisfy the offset agreement. The satisfaction of the offset requirements will be determined by the customer and is expected to occur over a seven-year period. Deliveries under the contract are expected to be completed prior to satisfaction of the offset requirements. In the event the offset requirements of the contract are not met, the Company could be liable for potential penalties up to $16.5 million payable to the customer. The Company began recognizing revenue associated with this contract in the third quarter of 2019 and has considered the potential penalties of $16.5 million as a reduction to the transaction price in its determination of the value of the contract. At December 31, 2021, $16.5 million in contract liabilities associated with the potential penalties of the offset requirements were included on the Company's Consolidated Balance Sheets. At the point the Company has an approved plan to satisfy the offset requirements, the Company will update its contract estimates with respect to any costs or penalties associated with the plan to satisfy the offset obligation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2021, 2020 and 2019
19. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Matters - continued

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

The Company's estimate of its portion of the cost to assess the environmental conditions and remediate this site is $2.3 million, all of which has been accrued. The total amount paid to date in connection with these environmental remediation activities is $1.7 million. At December 31, 2021, the Company had $0.6 million accrued for these environmental remediation activities. A portion ($0.1 million) of the accrual related to this property is included in other current liabilities and the balance is included in other long-term liabilities. The remaining balance of the accrual reflects the total anticipated cost of completing these environmental remediation activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

Bloomfield

In connection with the Company’s 2008 purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation had leased from NAVAIR, the Company assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and is currently remediating the property under the guidance of the CTDEP. The assumed environmental liability of $10.3 million was determined by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. The total amount paid to date in connection with these environmental remediation activities is $14.9 million. At December 31, 2021, the Company had $2.2 million accrued for these environmental remediation activities. A portion ($0.3 million) of the accrual related to this property is included in other current liabilities, and the balance is included in other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

20. LEASES

The Company's operating leases consist of rent commitments under various leases for office space, warehouses, land and buildings at varying dates from January 2022 to March 2028. The terms of most of these leases are in the range of 3 to 8 years, with certain leases renewable for varying periods. It is expected that in the normal course of business leases that expire will be renewed or replaced by leases on other similar property. Some of the Company's lease obligations have rent escalations or contingent rent that are recognized on a straight-line basis over the entire lease term. Material leasehold improvements and other landlord incentives are amortized over the shorter of their economic lives or the lease term, including renewal periods, if reasonably assured. Substantially all real estate taxes, insurance and maintenance expenses associated with leased facilities are obligations of the Company. The terms for most machinery and equipment leases range from 3 to 5 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2021, 2020 and 2019
20. LEASES (CONTINUED)

The Company's finance leases are included in machinery, office furniture and equipment and construction in process and amortization of these assets is included in depreciation and amortization expense. The terms of these leases are 5 years. At December 31, 2021 and 2020, $6.7 million of assets included in property, plant and equipment were accounted for as finance leases in both periods. At December 31, 2021 and 2020, the Company had accumulated depreciation of $2.9 million and $2.1 million, respectively, associated with these assets.

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

Right-of-use assets, net consisted of the following:

	Classification	December 31, 2021	December 31, 2020
In thousands
Assets
Operating lease right of use assets	Operating lease right-of-use assets, net	$11,011	$12,880
Finance lease right of use assets	Property, plant and equipment, net of accumulated depreciation	3,830	4,618
Total leased assets		$14,841	$17,498

The lease liability and future rental payments are required under leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2021. Lease liabilities consisted of the following:

	Classification	December 31, 2021	December 31, 2020
In thousands
Liabilities
Current
Operating lease liability, current portion	Operating lease liabilities, current portion	$4,502	$4,305
Finance lease liability, current portion	Other current liabilities	1,697	1,899
Noncurrent
Operating lease liability, noncurrent portion	Operating lease liabilities, noncurrent portion	7,140	9,325
Finance lease liability, noncurrent portion	Other long-term liabilities	2,629	4,315
Total lease liabilities		$15,968	$19,844

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2021, 2020 and 2019
20. LEASES (CONTINUED)

Future rental payments for continuing operations consisted of the following:

December 31, 2021
In thousands
Operating leases
2022	$4,824
2023	3,643
2024	2,547
2025	673
2026	315
Thereafter	246
Total future operating lease payments	$12,248
Interest	(606)
Present value of future operating lease payments	$11,642

Finance leases
2022	1,771
2023	1,253
2024	775
2025	669
2026	—
Thereafter	—
Total future finance lease payments	$4,468
Interest	(142)
Present value of future finance lease payments	$4,326

Present value of total future lease payments	$15,968

The following table illustrates the components of lease expense for the Company's leases.

	For the Years Ended December 31,
	2021	2020
In thousands
Finance lease cost
Amortization of right-of-use assets	$758	$880
Interest on lease liabilities	139	196
Operating lease cost	5,245	5,465
Short-term lease cost	242	443
Variable lease cost	79	96
Total lease expense	$6,463	$7,080

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2021, 2020 and 2019
20. LEASES (CONTINUED)

The following table segregates cash paid for the Company's leases from continuing operations.

	For the Years Ended December 31,
	2021	2020
In thousands
Operating cash flows from operating leases	$(6,294)	$(5,556)
Operating cash flows from finance leases	(2,028)	(1,533)
Financing cash flows from finance leases	(139)	(196)
Total cash flows from leasing activities	$(8,461)	$(7,285)

During the twelve-month fiscal period ended December 31, 2021, $4.9 million in right-of-use assets were obtained in exchange for new operating lease liabilities. No right-of-use assets were obtained in exchange for new finance lease liabilities in the year ended December 31, 2021.

Other information related to leases is as follows:

December 31, 2021

Weighted-average remaining lease term (years)
Operating leases	3.1
Finance leases	2.6
Weighted-average discount rate
Operating leases	3.4%
Finance leases	2.4%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2021, 2020 and 2019
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

	For the Year Ended December 31,
	2021	2020	2019
In thousands, except per share amounts
Earnings (loss) from continuing operations	$43,676	$(70,434)	$56,446
Total earnings from discontinued operations	—	692	153,383
Net earnings (loss)	$43,676	$(69,742)	$209,829

Basic:
Weighted average number of shares outstanding	27,865	27,723	27,936
Earnings (loss) per share from continuing operations	$1.57	$(2.54)	$2.02
Earnings per share from discontinued operations	—	0.02	5.49
Basic earnings (loss) per share	$1.57	$(2.52)	$7.51
Diluted:
Weighted average number of shares outstanding	27,865	27,723	27,936
Weighted average shares issuable on exercise of dilutive stock options	26	—	156
Weighted average shares issuable on exercise of convertible notes	—	—	—
Weighted average shares issuable on redemption of warrants related to 2017 Notes	—	—	—
Total	27,891	27,723	28,092

Earnings (loss) per share from continuing operations	$1.57	$(2.54)	$2.01
Earnings per share from discontinued operations	—	0.02	5.46
Diluted earnings (loss) per share	$1.57	$(2.52)	$7.47

Equity awards

Excluded from the diluted earnings per share calculation for the years ended December 31, 2021, 2020 and 2019, respectively, were 567,741, 597,904 and 339,961 shares associated with equity awards granted to employees that are anti-dilutive based on the average stock price.

All outstanding stock awards were excluded in the computation of diluted earnings per share in the year ended December 31, 2020 because their effect was antidilutive due to the loss from continuing operations. For the year ended December 31, 2020, an additional 40,979 shares issuable under equity awards, which would have been dilutive if exercised based on the average market price being higher than the exercise price, were excluded from the computation of diluted earnings per share as their effect was antidilutive due to the loss from continuing operations.

2024 Convertible Notes

For the years ended December 31, 2021, 2020 and 2019, shares issuable under the 2024 Notes were excluded from the calculation of diluted earnings per share as the conversion price for the Convertible Notes was more than the average share price of the Company's stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2021, 2020 and 2019
22. SHARE-BASED ARRANGEMENTS

General

The Company accounts for stock options, RSAs, restricted stock units and PSUs as equity awards and measures the cost of all share-based payments, including stock options, at fair value on the grant date and recognizes this cost in the statement of operations. The Company also has an employee stock purchase plan which is accounted for as a liability award.

In 2021, the Company modified its long-term incentive program to increase the emphasis on equity. Beginning in the first quarter of 2021, the long-term incentive awards granted to the Company's NEOs consist of a combination of service-based RSAs and PSUs which are intended to be settled in shares, as opposed to cash-based awards that had been utilized in the past. These awards are expected to increase the alignment of interests between the Company's NEOs and shareholders and help build stock ownership for new executives, supporting both executive retention and the Company's long-term financial performance. RSAs will vest over a three-year period on each of the first three anniversaries of the date of grant. The number of PSUs that will vest will be determined based on TSR and ROIC over a three-year performance period, each of which will remain equally weighted in determining payouts. The achievement level for both factors may range from zero to 200%.

Compensation expense for stock options, RSAs, restricted stock units and PSUs is recognized on a straight-line basis over the vesting period of the awards. Throughout the course of the vesting period, the Company monitors the achievement level for the ROIC metric of the PSUs compared to the ROIC target and adjusts the number of shares expected to be earned, and the related compensation expense recorded thereafter, to reflect the most probable outcome. Share-based compensation expense recorded for continuing operations for the years ended December 31, 2021, 2020 and 2019 was $6.7 million, $5.0 million and $4.7 million, respectively. Of these amounts, $0.4 million, $0.4 million and $0.1 million was recorded to restructuring and severance costs, respectively, and the remaining amounts were recorded to selling, general and administrative expenses on the Company's Consolidated Statements of Operations.

Share-based compensation expense for discontinued operations for the year ended December 31, 2019 was $2.9 million. Of this amount, $0.5 million was included in earnings from discontinued operations, net of tax on the Company's Consolidated Statements of Operations. As a result of the Company selling its Distribution business, the vesting dates of all outstanding unvested stock options and restricted stock awards for Distribution employees were accelerated to vest on the closing date. These stock options and awards would not have vested prior to the closing date; therefore, the related stock-based compensation expense previously recognized through the modification date of $0.4 million was reduced to zero and a new fair value of the options and awards was established on the date the Company entered the definitive agreement to sell the Distribution business. The expense of $2.8 million was recognized ratably from the date of signing the definitive agreement to the closing date of the sale. The amount included in the gain on disposal of discontinued operations, net of tax attributable to the acceleration and modification of these awards was $2.4 million for the year ended December 31, 2019. These amounts were included in earnings from discontinued operations, net of tax on the Company's Consolidated Statement of Operations. There was no share-based compensation expense recorded for discontinued operations for the years ended December 31, 2021 or December 31, 2020 .

Stock Incentive Plan

On April 17, 2013, the shareholders of the Company approved the 2013 Management Incentive Plan (the "2013 Plan"), which replaced the 2003 Stock Incentive Plan. The 2013 Plan was designed as a flexible share authorization plan, such that the Company's share authorization is based on the least costly type of award (stock options). Shares issued pursuant to “Full Value Awards” as defined in the 2013 Plan (awards other than stock options or stock appreciation rights which are settled by the issuance of shares, e.g., restricted stock, restricted stock units, performance shares, performance units if settled with stock, or other stock-based awards) count against the 2013 Plan's share authorization at a rate of 3 to 1, while shares issued upon exercise of stock options or stock appreciation rights count against the share authorization at a rate of 1 to 1. This means that every time an option is granted, the authorized pool of shares is reduced by one (1) share and every time a Full Value Award is granted, the authorized pool of shares is reduced by 3 shares. In deriving the valuation ratio used in the 2013 Plan, the Company used the Black Scholes Fair Value model as the basis for determining the approximate value of an option as compared to a "full value share." The 2013 Plan provided the Company with the ability to use equity-based awards of up to 2,250,000 authorized shares. On April 18, 2018, the shareholders of the Company approved the amendment and restatement of the 2013 Plan, which increased the number of authorized shares by 2,250,000 shares. As of December 31, 2021, there were 1,437,368 shares available for grant under the plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2021, 2020 and 2019
22. SHARE-BASED ARRANGEMENTS (CONTINUED)

Stock Incentive Plan - continued

LTIP awards provide certain senior executives an opportunity to receive award payments in either stock or cash as determined by the Compensation Committee of the Board of Directors in accordance with the Plan, at the end of each performance cycle. Performance metrics for LTIP Awards are based on the following: (a) average return on total capital and (b) total return to shareholders, both compared to the Russell 2000 indices for the same performance period. No awards will be payable if the Company’s performance is below the 25th percentile. The maximum award is payable if performance reaches the 75th percentile of the designated indices. Awards are paid out at 100% at the 50th percentile. Awards for performance between the 25th and 75th percentiles are determined by straight-line interpolation between 0% and 200%. Generally, LTIP awards are paid in cash.

Stock options were granted with an exercise price equal to the average market price of our stock at the date of grant. Stock options and Stock Appreciation Rights ("SARs") granted under the plan generally expire ten years from the date of grant and vest 20% each year over a 5-year period on each of the first five anniversaries of the date of grant. RSAs granted prior to 2021 were generally granted with restrictions that lapse at the rate of 20% per year over a 5-year period on each of the first five anniversaries of the date of grant. As discussed above, the RSAs granted beginning in 2021 are generally granted with restrictions that lapse at the rate of 33.3% over a 3-year period on each of the first three anniversaries of the grant. Generally, these awards are subject to forfeiture if a recipient separates from service with the Company.

Stock option activity is as follows:

	Options	Weighted average- exercise price
Options outstanding at December 31, 2020	772,625	$54.87
Granted	4,990	55.85
Exercised	(18,669)	38.54
Forfeited or expired	(12,706)	63.68
Options outstanding at December 31, 2021	746,240	$55.14

The following table presents information regarding options outstanding as of December 31, 2021:

Weighted-average remaining contractual term - options outstanding (years)	4.6
Aggregate intrinsic value - options outstanding (in thousands)	$423
Weighted-average exercise price - options outstanding	$55.14
Options exercisable	509,156
Weighted-average remaining contractual term - options exercisable (years)	3.9
Aggregate intrinsic value - options exercisable (in thousands)	$423
Weighted-average exercise price - options exercisable	$52.16

The intrinsic value represents the amount by which the market price of the stock on the measurement date exceeds the exercise price of the option. The intrinsic value of options exercised in 2021, 2020 and 2019 was $0.3 million, $2.4 million and $6.2 million, respectively. The Company currently has an open stock repurchase plan, which would enable the Company to repurchase shares as needed. Since 2008 the Company has generally issued shares related to option exercises, restricted stock and PSUs from its authorized but unissued common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2021, 2020 and 2019
22. SHARE-BASED ARRANGEMENTS (CONTINUED)

Stock Incentive Plan - continued

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	2021	2020	2019
Expected option term (years)	4.9	4.9	4.9
Expected volatility	35.7%	20.2%	19.4%
Risk-free interest rate	0.5%	1.4%	2.5%
Expected dividend yield	1.6%	1.3%	1.3%
Per share fair value of options granted	$14.89	$10.74	$11.18

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

Restricted Stock Award and Restricted Stock Unit activity is as follows:

	Restricted Stock Awards	Weighted- average grant date fair value
Restricted Stock outstanding at December 31, 2020	109,514	$53.66
Granted	83,656	55.20
Vested	(54,481)	56.02
Forfeited or expired	(3,338)	58.56
Restricted Stock outstanding at December 31, 2021	135,351	$53.53

The grant date fair value for restricted stock is the average market price of the unrestricted shares on the date of grant. The total fair value of restricted stock awards vested during 2021, 2020 and 2019 was $2.7 million, $3.1 million and $6.5 million, respectively.

Performance stock unit activity was as follows:

	Performance Stock	Weighted- average grant date fair value
Performance Stock outstanding at December 31, 2020	—	$—
Granted(1)	82,460	70.17
Vested	—	—
Forfeited or expired	(12,297)	70.16
Performance Stock outstanding at December 31, 2021	70,163	$70.17
(1) The PSUs granted in 2021 assumed a 100% achievement level.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2021, 2020 and 2019
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

The Company records a tax benefit and associated deferred tax asset for compensation expense recognized on non-qualified stock options and restricted stock for which the Company is allowed a tax deduction. For 2021, 2020 and 2019, respectively, the Company recorded a tax benefit of $1.4 million, $1.1 million and $1.6 million for these two types of compensation expense.

As of December 31, 2021, future compensation costs related to non-vested stock options, restricted stock grants and performance share units is $7.7 million. The Company anticipates that this cost will be recognized over a weighted-average period of 2.1 years.

Employees Stock Purchase Plan

The Kaman Corporation Employees Stock Purchase Plan (“ESPP”) allows employees to purchase common stock of the Company, through payroll deductions, at 85% of the market value of shares at the time of purchase. The plan provides for the grant of rights to employees to purchase a maximum of 2,000,000 shares of common stock.

During 2021, 51,225 shares were issued to employees at prices ranging from $35.67 to $58.35. During 2020, 47,524 shares were issued to employees at prices ranging from $38.47 to $65.92. During 2019, 60,997 shares were issued to employees at prices ranging from $55.61 to $63.69. At December 31, 2021, there were 452,363 shares available for purchase under the plan.

23. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of these financial statements. No material subsequent events were identified that require disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2021, the Company's disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.

In making its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, management utilized the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control—Integrated Framework (2013). Management concluded that based on its assessment the Company’s internal control over financial reporting was effective as of December 31, 2021. The effectiveness of internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal controls over financial reporting during 2021.

During the fourth quarter ended December 31, 2021, management made no changes to internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

The disclosure set forth below is provided in lieu of a separate Form 8-K filing pursuant to Item 5.02 of Form 8-K. On February 22, 2022, the Compensation Committee of our Board updated our form of Restricted Share Agreement and our form of Performance Stock Unit Award Agreement for awards granted on or after February 22, 2022 under, and subject to the terms and conditions of, our Amended and Restated 2013 Management Incentive Plan. The updates to each of the forms reflected certain technical and administrative changes. The foregoing descriptions of the form of Restricted Share Agreement and the form of Performance Stock Unit Award Agreement are not complete and are qualified in their entirety by reference to the full text of the form of Restricted Share Agreement and the form of Performance Stock Unit Award Agreement, copies of each of which are filed as Exhibits 10.7 and 10.9, respectively, to this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than the list of executive officers of the Company set forth in Item 1, Information about our Executive Officers, all information under this caption may be found in the Company’s proxy statement to be delivered to stockholders in connection with the Annual Meeting of Shareholders, which is scheduled for April 20, 2022, (the “Proxy Statement”) in the following sections: “Proposal 1 - Election of Seven Directors for One-Year Terms,” “Information about Nominees,” “Information about the Board of Directors and Corporate Governance - Director Nominees,” “Information about the Board of Directors and Corporate Governance - Specific Experience, Qualifications, Attributes and Skills of Current Board Members,” “Information about the Board of Directors and Corporate Governance - Code of Business Conduct and Other Governance Documents Available on the Company's Website,” "Information about the Board of Directors and Corporate Governance - Board Meetings and Committees," “Information about the Board of Directors and Corporate Governance - Board Meetings and Committees - Audit Committee,” and "Proxy Statement Summary - Our Board of Directors." Those portions of the Proxy Statement are incorporated by reference into this Item 10.

ITEM 11. EXECUTIVE COMPENSATION

Information about the compensation of Kaman’s named executive officers appears under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Post-Termination Payments and Benefits" and “Pay Ratio Disclosure” in the Proxy Statement. Information about the compensation of Kaman’s directors appears under “Information about the Board of Directors and Corporate Governance - 2021 Director Compensation” in the Proxy Statement. Information required pursuant to Item 407(d) and (e) of Regulation S-K appears under the captions “Information about the Board of Directors and Corporate Governance - Board Meetings and Committees - Compensation Committee Interlocks and Insider Participation” and “Compensation Discussion and Analysis - Compensation Committee Report.” Those portions of the Proxy Statement are incorporated by reference into this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership of certain beneficial owners and management appears under “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this Item 12.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2021, concerning Common Stock issuable under the Company’s equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2003 Stock Incentive Plan	19,249	$36.12	—
2013 Management Incentive Plan	726,991	55.64	1,437,368
Employees Stock Purchase Plan	—	—	452,363
Equity compensation plans not approved by security holders	—	—	—
Total	746,240	$55.14	1,889,731

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)(1)	FINANCIAL STATEMENTS.	Page Number in Form 10-K
	See Item 8 of this Form 10-K setting forth the Report of Independent Registered Public Accounting Firm (PCAOB ID 238) and our Consolidated Financial Statements.	59

(a)(2)	FINANCIAL STATEMENT SCHEDULE.

KAMAN CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Dollars in Thousands)

		Additions
DESCRIPTION	Balance Beginning of Period	Charged to Costs and Expenses	Others (A)	Deductions (B)	Balance End of Period
2021
Allowance for doubtful accounts	$2,008	$575	$—	$1,036	$1,547
2020
Allowance for doubtful accounts	$1,246	$1,391	$82	$711	$2,008
2019
Allowance for doubtful accounts	$2,498	$788	$—	$2,040	$1,246

(A)Additions to allowance for doubtful accounts attributable to acquisitions.
(B)Recoveries and write-off of bad debts.

		Additions (Reductions)
DESCRIPTION	Balance Beginning of Period	Current Year Provision (Benefit)	Others	Balance End of Period
2021
Valuation allowance on deferred tax assets	$10,216	$910	$(5,104)	$6,022
2020
Valuation allowance on deferred tax assets	$8,142	$1,166	$908	$10,216
2019
Valuation allowance on deferred tax assets	$8,243	$2,046	$(2,147)	$8,142

(a)(3)	EXHIBITS.	Page Number in Form 10-K
	An index to the exhibits filed or incorporated by reference immediately precedes such exhibits.	127

ITEM 16.     FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Bloomfield, State of Connecticut, on this 24th day of February 2022.

KAMAN CORPORATION (Registrant)

By:	/s/ Ian K. Walsh
Ian K. Walsh
Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title:	Date:

/s/ Ian K. Walsh	Chairman, President,	February 24, 2022
Ian K. Walsh	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ James G. Coogan	Senior Vice President	February 24, 2022
James G. Coogan	and Chief Financial Officer
(Principal Financial Officer)

/s/ Rebecca F. Stath	Vice President and Controller	February 24, 2022
Rebecca F. Stath	(Principal Accounting Officer)

/s/ Ian K. Walsh		February 24, 2022
Ian K. Walsh
Attorney-in-Fact for:

Aisha M. Barry	Director
E. Reeves Callaway III	Director
A. William Higgins	Director
Scott E. Kuechle	Director
Michelle J. Lohmeier	Director
George E. Minnich	Director
Jennifer M. Pollino	Director

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
Previously Filed

Exhibit 10.1
Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Annex A to the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 1, 2013, File No. 001-35419).*
Previously Filed

Exhibit 10.2
First Amendment to the Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 23, 2015, File No. 001-35419).*
Previously Filed

Exhibit 10.3
Kaman Corporation Amended and Restated 2013 Management Incentive Plan. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 23, 2018, File No. 001-35419).*
Previously Filed

Exhibit 10.4
Form of Nonqualified Stock Option Agreement under the Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 24, 2014, File No. 001-35419).*
Previously Filed

Exhibit 10.5
Form of Restricted Share Agreement under the Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 24, 2014, File No. 001-35419).*
Previously Filed

Exhibit 10.6
Form of Restricted Share Agreement under the Amended and Restated Kaman Corporation 2013 Management Incentive Plan, for awards granted on or after February 22, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 26, 2021, File No 001-35419).*
Previously Filed

Exhibit 10.7	Form of Restricted Share Agreement under the Amended and Restated Kaman Corporation 2013 Management Incentive Plan, for awards granted on or after February 22, 2022.*	Filed Herewith

Exhibit 10.8
Form of Performance Stock Unit Award Agreement under the Amended and Restated Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 26, 2021, File No 001-35419).*
Previously Filed

Exhibit 10.9	Form of Performance Stock Unit Award Agreement under the Amended and Restated Kaman Corporation 2013 Management Incentive Plan, for awards granted on or after February 22, 2022.*	Filed Herewith

Exhibit 10.10
Form of Restricted Stock Unit Agreement under the Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 6, 2014, File No 001-35419).*
Previously Filed

Exhibit 10.11
Form of Long-Term Performance Award Agreement (Payable in Cash) under the Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated February 24, 2014, File No. 001-35419).*
Previously Filed

Exhibit 10.12
Form of Long-Term Performance Award Agreement (Payable in Cash) granted under the Kaman Corporation 2013 Management Incentive Plan, for awards granted on or after February 17, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended March 31, 2017, File No. 001-35419).*
Previously Filed

Exhibit 10.13
Form of Long-Term Performance Award Agreement (Payable in Shares) granted under the Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated February 24, 2014, File No. 001-35419).*
Previously Filed

Exhibit 10.14
Form of Award Agreement for Non-Employee Directors under the Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, File No. 001-35419).*
Previously Filed

Exhibit 10.15
Kaman Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10(a)(i) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2009, File No. 000-01093), as amended by amendments thereto filed with the SEC on April 7, 2010 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated April 7, 2010, File No. 000-01093) and November 1, 2010 (incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010, File No. 000-01093), and February 22, 2012 (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, dated February 22, 2012, File No. 000-01093).*
Previously Filed

Exhibit 10.16
Form of Incentive Stock Option Agreement under the Kaman Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10h(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-01093).*
Previously Filed

Exhibit 10.17
Form of Non-Statutory Stock Option Agreement under the Kaman Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10h(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-01093).*
Previously Filed

Exhibit 10.18
Form of Stock Appreciation Rights Agreement under the Kaman Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10h(iii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-01093).*
Previously Filed

Exhibit 10.19
Form of Restricted Stock Agreement under the Kaman Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10h(iv) to the Company's Form 10-Q for the fiscal quarter ended June 29, 2007, File No. 000-01093).*
Previously Filed

Exhibit 10.20
Form of Long Term Performance Award Agreement under the Kaman Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10h(v) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, File No. 001-35419).*
Previously Filed

Exhibit 10.21
Form of Restricted Stock Unit Agreement under the Kaman Corporation 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10h(vi) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, File No. 000-10093).*
Previously Filed

Exhibit 10.22
Kaman Corporation Employees Stock Purchase Plan (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010, File No. 000-01093), as amended by the First Amendment thereto filed with the SEC on February 27, 2012 (incorporated by reference to Exhibit 10b to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, File No. 001-35419), the Second Amendment thereto filed with the SEC on February 25, 2013 (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, File No. 001-35419) and the Third Amendment thereto filed with the SEC on February 27, 2014 by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, File No. 001-35419).*
Previously Filed

Exhibit 10.23
Kaman Corporation Amended and Restated Employee Stock Purchase Plan. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 23, 2018, File No. 001-35419), as amended by the First Amendment thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 15, 2018, File No. 001-35419) and the Second Amendment thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 16, 2021, File No. 001-35419).*
Previously Filed

Exhibit 10.24
Kaman Corporation Supplemental Employees' Retirement Plan (incorporated by reference to Exhibit 10c to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 333-66179), as amended by an amendment thereto filed with the SEC on March 5, 2004 (incorporated by reference to Exhibit 10c to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 333-66179), and an amendment thereto filed with the SEC on February 26, 2007 (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K, dated February 26, 2007, File No. 000-01093).*
Previously Filed

Exhibit 10.25
Post-2004 Supplemental Employees' Retirement Plan (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K, dated February 26, 2007, File No. 000-01093), as amended by the First Amendment thereto filed with the SEC on February 28, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated February 28, 2008, File No. 000-01093) and the Second Amendment thereto filed with the SEC on February 25, 2010 (incorporated by reference to Exhibit 10(c)(iii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, File No. 000-01093).*
Previously Filed

Exhibit 10.26
Kaman Corporation Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10d to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 333-66179), as amended by an amendment thereto filed with the SEC on March 5, 2004 (incorporated by reference to Exhibit 10d to the Company's Annual report on Form 10-K for the fiscal year ended December 31, 2003 File No. 333-66179), and an amendment thereto filed with the SEC on August 3, 2004 (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, File No. 333-66179).*
Previously Filed

Exhibit 10.27
Kaman Corporation Post-2004 Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated February 28, 2008, File No. 000-01093), as amended by the First Amendment thereto filed with the SEC on February 27, 2012 (incorporated by reference to Exhibit 10d(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, File No. 001-35419), the Second Amendment thereto (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, File No. 001-35419), the Third Amendment thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 21, 2014, File No. 001-35419) and the Fourth Amendment thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 13, 2016, File No. 001-35419) and the Fifth Amendment thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated November 16, 2021, File No. 001-35419).*
Previously Filed

Exhibit 10.28
Amended and Restated Executive Employment Agreement between Kaman Corporation and Neal J. Keating, originally dated as of August 7, 2007 and amended and restated as of November 11, 2008 (incorporated by reference to Exhibit 10g(xviii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-01093), as amended by Amendment No. 1 thereto dated January 1, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated February 23, 2010, File No. 000-01093), Amendment No. 2 thereto dated September 17, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated September 20, 2010, File No. 000-01093), and Amendment No. 3 thereto dated November 18, 2014 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated November 21, 2014, File No. 000-01093), and Amendment No. 4 thereto dated April 14, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 16, 2021, File No. 001-35419).**
Previously Filed

Exhibit 10.29
Transition and Retirement Agreement, dated as of August 20, 2020 by and between Neal J. Keating and the Company (incorporated by reference to Exhibit 10.2 to the Company's current Report on Form 8-K, dated August 21, 2020, File No. 000-35419).*
Previously Filed

Exhibit 10.30
Executive Employment Agreement, dated as of August 20, 2020, by and between Ian K. Walsh and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated August 21, 2020, File No. 000-35419).*
Previously Filed

Exhibit 10.31
Executive Employment Agreement between Kaman Corporation and Robert D. Starr, dated as of November 18, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 21, 2014, File No. 001-35419) as amended by Amendment No. 1 thereto dated July 8, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 8, 2021, File No. 001-35419).*
Previously Filed

Exhibit 10.32
Retirement and Consulting Letter Agreement, dated as of August 20, 2020, by and between Richard R. Barnhart and the Company (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, dated August 21, 2020, File No. 001-35419).
Previously Filed

Exhibit 10.33
Form of Amended and Restated Change in Control Agreement by and between the Company and certain of its executive officers (to wit: Messrs. Walsh, Lisle and Coogan) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 22, 2016, File No. 001-35419).*
Previously Filed

Exhibit 10.34
Garden Leave and General Release Agreement, effective as of October 31, 2019, by and between Kaman Corporation and Paul M. Villani. (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, File No. 001-35419).*
Previously Filed

Exhibit 10.35
Retention and Special Assistance Agreement, effective April 10, 2020, by and between the Company and John J. Tedone (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 16, 2020, File No. 001-35419)*
Previously Filed

Exhibit 10.36
Retirement and Consulting Agreement, dated as of November 16, 2020, by and between Gregory T. Troy and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 18, 2020, File No. 001-35419).*
Previously Filed

Exhibit 10.37
Letter Agreement, dated May 8, 2017, between Bank of America, N.A. and Kaman Corporation, regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated May 12, 2017, File No. 001-35419).
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

Exhibit 10.42
Letter Agreement, dated May 22, 2017, between UBS AG, London Branch and Kaman Corporation, regarding the Additional Capped Call Transaction (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated May 25, 2017, File No. 001-35419).
Previously Filed
Exhibit 10.43
Second Amended and Restated Credit and Guaranty Agreement, dated as of December 13, 2019, by and among Kaman Corporation, RWG Germany GmbH, Kaman Lux Holding, S.à r.l and the other subsidiary borrowers from time to time party thereto, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 18, 2019, File No. 001-35419), as amended by Amendment No. 1 thereto, dated as of December 8, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 9, 2021, File No. 001-35419)..
Previously Filed

Exhibit 10.44
Transition Services Agreement, dated as of August 26, 2019, by and among Kaman Corporation, LJ KAI Blocker, Inc., LJ KFP Blocker, Inc. and LJ KIT Blocker, Inc., and Kaman Industrial Technologies Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 26, 2019, File No. 001-35419).
Previously Filed

Exhibit 10.45
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