Form 10-Q
period 2022-04-01
KAMAN Corp
filed 2022-05-02
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	April 1, 2022
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ______

Commission File Number:	001-35419

KAMAN CORPORATION
(Exact name of registrant as specified in its charter)

Connecticut	06-0613548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1332 Blue Hills Avenue,	Bloomfield,	Connecticut	06002
(Address of principal executive offices)			(Zip Code)

(860)	243-7100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($1 par value)	KAMN	New York Stock Exchange LLC

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

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

At April 22, 2022, there were	27,977,507	shares of Common Stock outstanding.

PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts) (Unaudited)

	April 1, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$129,097	$140,800
Accounts receivable, net	68,824	73,524
Contract assets	99,360	112,354
Contract costs, current portion	841	850
Inventories	209,527	193,100
Income tax refunds receivable	14,241	13,832
Other current assets	14,506	12,083
Total current assets	536,396	546,543
Property, plant and equipment, net of accumulated depreciation of $256,512 and $251,888, respectively	197,073	197,822
Operating right-of-use assets, net	10,066	11,011
Goodwill	238,074	240,681
Other intangible assets, net	134,990	138,074
Deferred income taxes	15,601	15,717
Contract costs, noncurrent portion	10,114	10,249
Other assets	37,941	38,385
Total assets	$1,180,255	$1,198,482
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable – trade	$41,446	$42,134
Accrued salaries and wages	27,668	38,892
Contract liabilities, current portion	2,808	2,945
Operating lease liabilities, current portion	4,333	4,502
Income taxes payable	443	386
Other current liabilities	35,002	32,076
Total current liabilities	111,700	120,935
Long-term debt, excluding current portion, net of debt issuance costs	197,297	189,421
Deferred income taxes	6,137	6,506
Underfunded pension	16,310	21,786
Contract liabilities, noncurrent portion	16,528	16,528
Operating lease liabilities, noncurrent portion	6,380	7,140
Other long-term liabilities	39,155	39,837
Commitments and contingencies (Note 15)
Shareholders' equity:
Preferred stock, $1 par value, 200,000 shares authorized; none outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; voting; 30,550,123 and 30,434,269 shares issued, respectively	30,550	30,434
Additional paid-in capital	238,417	248,153
Retained earnings	755,519	750,445
Accumulated other comprehensive income (loss)	(115,841)	(111,385)
Less 2,591,242 and 2,573,896 shares of common stock, respectively, held in treasury, at cost	(121,897)	(121,318)
Total shareholders’ equity	786,748	796,329
Total liabilities and shareholders’ equity	$1,180,255	$1,198,482
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts) (Unaudited)

	For the Three Months Ended
	April 1, 2022	April 2, 2021
Net sales	$158,048	$171,616
Cost of sales	107,461	118,711
Gross profit	50,587	52,905
Selling, general and administrative expenses	39,721	38,128
Research and development costs	5,113	4,226
Intangible asset amortization expense	2,467	2,637
Costs from transition services agreement	—	705
Restructuring and severance costs	169	1,352
Loss on sale of business	—	234
Net loss on sale of assets	60	10
Operating income	3,057	5,613
Interest expense, net	2,481	4,251
Non-service pension and post retirement benefit income	(5,263)	(6,643)
Income from transition services agreement	—	(475)
Other expense, net	504	289
Earnings before income taxes	5,335	8,191
Income tax expense	1,307	207
Net earnings	$4,028	$7,984

Earnings per share:
Basic earnings per share	$0.14	$0.29
Diluted earnings per share	$0.14	$0.29
Average shares outstanding:
Basic	27,950	27,815
Diluted	28,082	27,867

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Three Months Ended
	April 1, 2022	April 2, 2021
Net earnings	$4,028	$7,984
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments and other	(5,218)	15,513
Change in pension and post-retirement benefit plan liabilities, net of tax expense of $228 and $250, respectively	762	842
Other comprehensive (loss) income	(4,456)	16,355
Comprehensive (loss) income	$(428)	$24,339

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS KAMAN CORPORATION AND SUBSIDIARIES (In thousands) (Unaudited)

	For the Three Months Ended
	April 1, 2022	April 2, 2021
Cash flows from operating activities:
Net earnings	$4,028	$7,984
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	8,832	9,209
Amortization of debt issuance costs	442	424
Accretion of convertible notes discount	—	738
Provision for doubtful accounts	135	173
Loss on sale of business	—	234
Net loss on sale of assets	60	10
Net loss on derivative instruments	449	590
Stock compensation expense	2,081	1,743
Deferred income taxes	(1,247)	1,793
Changes in assets and liabilities, excluding effects of acquisitions/divestitures:
Accounts receivable	4,307	50,254
Contract assets	12,973	(5,704)
Contract costs	144	(432)
Inventories	(17,285)	(13,655)
Income tax refunds receivable	(410)	418
Operating right of use assets	915	799
Other assets	(2,249)	1,042
Accounts payable - trade	(612)	(14,707)
Contract liabilities	(137)	(5,439)
Operating lease liabilities	(899)	(908)
Acquired retention plan payments	—	(25,108)
Other current liabilities	(10,581)	(6,796)
Income taxes payable	53	1,173
Pension liabilities	(1,876)	(5,452)
Other long-term liabilities	(140)	(798)
Net cash used in operating activities	(1,017)	(2,415)
Cash flows from investing activities:
Proceeds from sale of business, net of cash on hand	—	(3,428)
Expenditures for property, plant & equipment	(6,877)	(4,678)
Other, net	424	6
Net cash used in investing activities	(6,453)	(8,100)
Cash flows from financing activities:
Purchase of treasury shares	(575)	(344)
Dividends paid	(5,572)	(5,545)
Other, net	2,112	1,205
Net cash used in financing activities	(4,035)	(4,684)
Net decrease in cash and cash equivalents	(11,505)	(15,199)
Effect of exchange rate changes on cash and cash equivalents	(198)	(166)
Cash and cash equivalents and restricted cash at beginning of period (See Note 3)	140,800	136,089
Cash and cash equivalents and restricted cash at end of period	$129,097	$120,724
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three-month fiscal periods ended April 1, 2022 and April 2, 2021
(Unaudited)

1. BASIS OF PRESENTATION

Following the sale of the Company's Distribution business in 2019, the Company operated as one segment. In the fourth quarter of 2021, our Chief Operating Decision Maker ("CODM") established a new structure for the Company to better align the Company's businesses to support capital allocation plans, portfolio management and growth. This new structure resulted in the introduction of three reportable segments: Engineered Products, Precision Products and Structures. See Note 5, Revenue and Segment Information, for 2022 financial results by segment and a recast of financial results by segment for the three-month fiscal period ended April 2, 2021.

In the opinion of management, the condensed consolidated financial information reflects all adjustments necessary for a fair statement of the Company's financial position, results of operations and cash flows for the interim periods presented, but do not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). All such adjustments are of a normal recurring nature, unless otherwise disclosed in this report. Certain amounts in prior year financial statements and notes thereto have been reclassified to conform to current year presentation. The statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The Company has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The first quarters for 2022 and 2021 ended on April 1, 2022, and April 2, 2021, respectively.

2. RECENT ACCOUNTING STANDARDS

Recent Accounting Standards Adopted

In May 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2021-04, "Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force)". The objective of this standard update is to clarify and reduce diversity in an issuer's accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The guidance clarifies whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as either an adjustment to equity and, if so, the related earnings per share ("EPS") effects, if any, or as an expense and, if so, the manner and pattern of recognition. The standard update is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption was permitted, including adoption in an interim period. The Company adopted this standard on January 1, 2022. The adoption of this standard update did not have a material impact on the Company's consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity". The objective of this standard update is to simplify the accounting for certain financial instruments with characteristics of liabilities and equity. The update removes certain separation models between a debt component and equity or derivative component for certain convertible instruments. Entities that previously required separate accounting for conversion features will report less interest expense as those conversion features were recorded as debt discounts which were amortized over the term of the debt. In addition, this ASU adds new disclosure requirements for convertible instruments to improve the decision usefulness and relevance of the information being provided to users of financial statements, clarifies the guidance for determining whether a contract qualifies for a scope exception from derivative accounting, and requires the application of the if-converted method when calculating diluted EPS guidance to improve consistency. The standard update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption of the standard was permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. An entity should adopt the guidance as of the beginning of its annual fiscal year and can do so using a modified retrospective method or fully retrospective method of transition. On January 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective basis which resulted in a cumulative effect adjustment to the opening balance sheet. The prior period condensed consolidated financial statements have not been retroactively adjusted and continue to be reported under the accounting standard in effect for the period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 1, 2022 and April 2, 2021
(Unaudited)
2. RECENT ACCOUNTING STANDARDS (CONTINUED)

Recent Accounting Standards Adopted - continued

The cumulative effect of the adjustments recorded to the opening balance sheet on January 1, 2022 for the adoption of ASU 2020-06 was as follows:

in thousands	Balance at December 31, 2021	Adjustments due to ASU 2020-06	Balance at January 1, 2022
Assets
Deferred income taxes	$15,717	$1,770	$17,487

Liabilities
Long-term debt, excluding current portion, net of debt issuance costs	$189,421	$7,624	$197,045

Equity
Additional paid-in capital	$248,153	$(12,489)	$235,664
Retained earnings	750,445	6,635	757,080

Beginning in 2022, the Company will calculate diluted EPS using the if-converted method for its convertible debt instruments, which is not expected to have a material impact on the consolidated results. Historically, the Company used the treasury stock method to calculate diluted EPS for its convertible debt instruments. In the first quarter of 2022, there was no impact as diluted EPS calculated to $0.14 using both the if-converted method and treasury stock method.

Refer to Note 13, Debt, for further information on the Company's convertible notes.

Recent Accounting Standards Yet to be Adopted

In March 2022, the FASB issued ASU 2022-01, "Derivatives and Hedging (Topic 815): Fair Value Hedging-Portfolio Layer Method". The amendments in this standard update expand the current last-of-layer method of hedge accounting that permits only one hedged layer to allow multiple hedged layers of a single closed portfolio. This standard update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted on any date on or after the issuance of this update for any entity that has adopted the amendments in ASU 2017-12 for the corresponding period. If an entity adopts the amendments in an interim period, the effect of adopting the amendments related to basis adjustments should be reflected as of the beginning of the fiscal year of adoption. The adoption of this standard update is not expected to have a material impact on the Company's consolidated financial statements; however, the impact will be dependent on future hedging activity.

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
For the three-month fiscal periods ended April 1, 2022 and April 2, 2021
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

3. DISPOSALS

UK Composites Business

In the fourth quarter of 2020, the Company received approval from its Board of Directors to sell its United Kingdom ("UK") Composites division. The sale of the UK Composites business did not meet the criteria set forth in ASC 205-20 for discontinued operations as it did not reflect a significant shift in the Company's strategy. As a result of the approved plan, the UK Composites division met the criteria set forth in ASC 205-20 for held for sale presentation at December 31, 2020. At December 31, 2020, the assets of the UK Composites business were considered impaired as the estimated fair value of the disposal group was lower than the estimated carrying value of the UK Composites business. As such, the assets of the UK Composites business were written off and the related liabilities of the UK division to be sold were reclassified to liabilities held for sale, as of December 31, 2020 on the Company's Consolidated Balance Sheets. The Company recorded an impairment loss of $36.3 million in the year ended December 31, 2020. The Company sold its UK Composites division in a transaction that closed on February 2, 2021. In the three-month fiscal period ended April 2, 2021, when the sale was finalized, the Company recorded an additional loss of $0.2 million, resulting in a total loss on the sale of the UK Composites business of $36.5 million.

Cash and cash equivalents and restricted cash at the beginning of the period on the Company's Condensed Consolidated Statement of Cash Flows for the three-month fiscal period ended April 2, 2021 included $6.6 million of cash that was included in the UK Composites business disposal group. Given the assets of the disposal group were recognized net of the impairment recorded in the year ended December 31, 2020, such amounts were not reflected on the Company's Condensed Consolidated Balance Sheet at December 31, 2020.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 1, 2022 and April 2, 2021
(Unaudited)
3. DISPOSALS (CONTINUED)

Distribution Business

On August 26, 2019, the Company completed the sale of its Distribution business. Upon closing, the Company entered into a transition services agreement ("TSA") with the buyer, pursuant to which the Company agreed to support the information technology ("IT"), human resources and benefits, tax and treasury functions of the Distribution business for six to twelve months. The buyer exercised an option to extend the support period for up to one additional year for certain services. During the third quarter of 2021, the TSA expired and all services were completed as of the end of the period. As such, there was no activity associated with the TSA in 2022. Through the term of the TSA, the Company incurred $18.9 million in costs and earned $13.0 million in income associated with the TSA. Of these amounts, $0.7 million in costs were incurred and $0.5 million in income was earned in three-month fiscal period ended April 2, 2021. These amounts were included in costs from transition services agreement and income from transition services agreement on the Company's Condensed Consolidated Statements of Operations, respectively.

Since the sale of the Distribution business, cash outflows from the Company to its former Distribution business totaled $8.7 million through April 1, 2022, which primarily related to Distribution employee and employee-related costs incurred prior to the sale. There were no cash flows from the Company to its former Distribution business in the three-month fiscal periods ended April 1, 2022 and April 2, 2021. Since the sale of the Distribution business, cash inflows from the Company's former Distribution business to the Company totaled $18.9 million through April 1, 2022, which primarily related to cash received for services performed under the TSA and the $5.2 million working capital adjustment settled in the first quarter of 2020. Cash inflows from the Company's former Distribution business received in the three-month fiscal period ended April 2, 2021 totaled $0.5 million. Cash inflows from the former Distribution business were not material in 2022.

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

5. REVENUE AND SEGMENT INFORMATION

The Company is organized based upon the nature of its products and services, and is composed of three operating segments, each overseen by a segment manager. These segments are reflective of how the Company’s Chief Executive Officer, who is its CODM, reviews operating results for the purposes of allocating resources and assessing performance. The Company has not aggregated operating segments for purposes of identifying reportable segments.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 1, 2022 and April 2, 2021
(Unaudited)
5. REVENUE AND SEGMENT INFORMATION (CONTINUED)

Summarized financial information by business segment is as follows:

	For the Three Months Ended
	April 1, 2022	April 2, 2021
In thousands
Net sales:
Engineered Products	$81,452	$71,779
Precision Products	47,549	60,533
Structures	29,047	39,304
Net sales	$158,048	$171,616
Operating income (loss):
Engineered Products	$11,042	$4,906
Precision Products	3,409	13,053
Structures	(617)	320
Corporate expense	(10,548)	(10,365)
Other unallocated expenses, net(1)	(229)	(2,301)
Operating income	$3,057	$5,613
(1) Other unallocated expenses, net include costs from the TSA, restructuring and severance costs, loss on sale of business, and net loss on sale of assets.

Disaggregation of Revenue

The following table disaggregates segment revenue by major product line:

	For the Three Months Ended
	April 1, 2022
	Engineered Products	Precision Products	Structures	Total
In thousands
Defense	$9,653	$5,322	$16,255	$31,230
Safe and Arm Devices	—	37,322	—	37,322
Commercial, Business & General Aviation	32,378	3,767	10,813	46,958
Medical	21,149	—	1,979	23,128
Industrial & Other	18,272	1,138	—	19,410
Total revenue	$81,452	$47,549	$29,047	$158,048

	For the Three Months Ended
	April 2, 2021
	Engineered Products	Precision Products	Structures	Total
In thousands
Defense	$11,228	$6,994	$25,389	$43,611
Safe and Arm Devices	—	41,586	—	41,586
Commercial, Business & General Aviation	25,072	10,902	11,984	47,958
Medical	18,652	—	1,931	20,583
Industrial & Other	16,827	1,051	—	17,878
Total revenue	$71,779	$60,533	$39,304	$171,616

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 1, 2022 and April 2, 2021
(Unaudited)
5. REVENUE AND SEGMENT INFORMATION (CONTINUED)

Disaggregation of Revenue - continued

COVID-19

The impact of the novel coronavirus (“COVID-19”) and the precautionary measures instituted by governments and businesses to mitigate the spread, including limiting non-essential travel, have contributed to a general slowdown in the global economy. The Company has implemented strategies to limit the risk to its operations with a continued focus on the health of its employees and the satisfaction of its customers’ requirements. Despite all of these efforts to mitigate the risks associated with COVID-19, the effects of the pandemic have adversely impacted our commercial end markets, more specifically Commercial, Business and General Aviation customers. Management is encouraged by the recoveries for these products and the strong order intake seen in the first three months of 2022. The extent and duration of time to which COVID-19 may adversely impact the Company depends on future developments, which continue to be uncertain and unpredictable.

The following table disaggregates total revenue by product types.

	For the Three Months Ended
	April 1, 2022
	Engineered Products	Precision Products	Structures	Total
Original Equipment Manufacturer	41%	2%	18%	61%
Aftermarket	11%	4%	—%	15%
Safe and Arm Devices	—%	24%	—%	24%
Total revenue	52%	30%	18%	100%

	For the Three Months Ended
	April 2, 2021
	Engineered Products	Precision Products	Structures	Total
Original Equipment Manufacturer	32%	8%	23%	63%
Aftermarket	10%	3%	—%	13%
Safe and Arm Devices	—%	24%	—%	24%
Total revenue	42%	35%	23%	100%

Disaggregation of Research and Development Costs

The following table presents research and development costs by segment:

	For the Three Months Ended
	April 1, 2022	April 2, 2021
In thousands
Engineered Products	$2,243	$2,822
Precision Products	2,803	1,402
Structures	67	2
Total research and development costs	$5,113	$4,226

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 1, 2022 and April 2, 2021
(Unaudited)
5. REVENUE AND SEGMENT INFORMATION (CONTINUED)

Other

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

Net changes in revenue associated with cost growth on the Company's over time contracts were as follows:

	For the Three Months Ended
	April 1, 2022	April 2, 2021
In thousands
Net change in revenue due to change in profit estimates	$905	$2,865

In the three-month fiscal periods ended April 1, 2022 and April 2, 2021, the net increases in revenue were primarily related to favorable cost performance on the joint programmable fuze ("JPF") contract with the U.S. Government ("USG"), partially offset by cost growth on certain structures programs and legacy fuzing contracts.

Unfulfilled Performance Obligations

Unfulfilled performance obligations ("backlog") represents the transaction price of firm orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts. Backlog at April 1, 2022 and December 31, 2021, and the portion of backlog the Company expects to recognize revenue on over the next twelve months is as follows:

	April 1, 2022(1)	December 31, 2021
In thousands
Backlog	$705,023	$700,923
(1) The Company expects to recognize revenue on approximately 62% of backlog as of April 1, 2022 over the next twelve months.

6. RESTRUCTURING AND SEVERANCE COSTS

Cost Reduction Initiative

The Company continues to evaluate its cost structure with the objective of a lean organizational structure that improves operational efficiency and provides a scalable infrastructure which facilitates future growth opportunities. We have identified workforce reductions and other reductions in certain general and administrative expenses to support the cost savings initiative. In the three-month fiscal periods ended April 1, 2022 and April 2, 2021, the Company incurred $0.2 million and $1.4 million in severance costs associated with these cost reduction efforts, which were included in restructuring and severance costs on the Company's Condensed Consolidated Statements of Operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 1, 2022 and April 2, 2021
(Unaudited)
7. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	April 1, 2022	December 31, 2021
In thousands
Trade receivables	$24,239	$19,228
U.S. Government contracts:
Billed	13,386	14,748
Cost and accrued profit - not billed	149	167
Commercial and other government contracts
Billed	31,486	36,787
Cost and accrued profit - not billed	900	4,141
Less allowance for doubtful accounts	(1,336)	(1,547)
Accounts receivable, net	$68,824	$73,524

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

The following table summarizes the activity in the allowance for doubtful accounts in the three-month fiscal period ended April 1, 2022:

In thousands
Balance at December 31, 2021	$(1,547)
Provision	(135)
Amounts written off	137
Recoveries	208
Changes in foreign currency exchange rates	1
Balance at April 1, 2022	$(1,336)

Accounts receivable, net includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	April 1, 2022	December 31, 2021
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$900	$900

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 1, 2022 and April 2, 2021
(Unaudited)
8. CONTRACT ASSETS, CONTRACT COSTS AND CONTRACT LIABILITIES

Activity related to contract assets, contract costs and contract liabilities was as follows:

	April 1, 2022	December 31, 2021	$ Change	% Change
In thousands
Contract assets	$99,360	$112,354	$(12,994)	(11.6)%

Contract costs, current portion	$841	$850	$(9)	(1.1)%
Contract costs, noncurrent portion	$10,114	$10,249	$(135)	(1.3)%

Contract liabilities, current portion	$2,808	$2,945	$(137)	(4.7)%
Contract liabilities, noncurrent portion	$16,528	$16,528	$—	—%

Contract Assets

The decrease in contract assets was primarily due to higher amounts billed in the current period compared to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations for work performed and not yet billed on the JPF program, the KAflex® program and certain structures programs. There were no significant impairment losses related to the Company's contract assets during the three-month fiscal periods ended April 1, 2022 and April 2, 2021.

Contract assets includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts were as follows:

	April 1, 2022	December 31, 2021
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$695	$682

Contract Costs

At April 1, 2022 and December 31, 2021, costs to fulfill a contract were $11.0 million and $11.1 million, respectively. These amounts were included in contract costs, current portion and contract costs, noncurrent portion on the Company's Condensed Consolidated Balance Sheets at April 1, 2022 and December 31, 2021. There were no costs to obtain a contract at April 1, 2022 and December 31, 2021.

Contract costs, current portion at April 1, 2022 remained relatively flat compared to the balance at December 31, 2021. This was primarily attributable to the amortization of contract costs, mostly offset by the reclassification of a portion of costs to fulfill certain structures programs from contract costs, noncurrent portion. For the three-month fiscal periods ended April 1, 2022 and April 2, 2021, amortization of contract costs was $0.1 million and $1.9 million, respectively.

The decrease in contract costs, noncurrent portion was attributable to the reclassification of costs on certain structures programs to contract costs, current portion.

Contract Liabilities

The decrease in contract liabilities, current portion was primarily due to revenue recognized on our seals, springs and contacts, partially offset by advances received for the SH-2G program for New Zealand. Revenue recognized related to contract liabilities, current portion was $0.5 million and $9.4 million in the three-month fiscal periods ended April 1, 2022 and April 2, 2021, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 1, 2022 and April 2, 2021
(Unaudited)
8. CONTRACT ASSETS, CONTRACT COSTS AND CONTRACT LIABILITIES (CONTINUED)

Contract Liabilities - continued

Contract liabilities, noncurrent portion at April 1, 2022 remained flat compared to the balance at December 31, 2021. For the three-month fiscal periods ended April 1, 2022 and April 2, 2021, the Company did not recognize revenue against contract liabilities, noncurrent portion.

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

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value:

	April 1, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
In thousands
Debt (1)	$199,500	$203,470	$191,876	$213,222
(1) These amounts are classified within Level 2.

The above fair values were computed based on quoted market prices and discounted future cash flows (observable inputs), as applicable. Differences from carrying values are attributable to interest rate changes subsequent to when the transactions occurred.

The fair values of cash and cash equivalents, accounts receivable, net and accounts payable - trade approximate their carrying amounts due to the short-term maturities of these instruments. The Company's cash and cash equivalents at April 1, 2022 and December 31, 2021 included $65.5 million of Level 1 money market funds in both periods.

Recurring Fair Value Measurements

The Company holds derivative instruments for foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates and its counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy. At April 1, 2022 and December 31, 2021, the derivative instruments were included in other current assets and other current liabilities on the Company's Condensed Consolidated Balance Sheets. Based on the Company's continued ability to trade and enter into forward contracts and interest rate swaps, the Company considers the markets for its fair value instruments to be active.

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of April 1, 2022, such credit risks had not had an adverse impact on the fair value of these instruments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 1, 2022 and April 2, 2021
(Unaudited)
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

Forward Exchange Contracts

The Company holds forward exchange contracts designed to hedge forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on the Company’s earnings and cash flows. Some of these contracts are designated as cash flow hedges. The Company will include in earnings amounts currently included in accumulated other comprehensive income (loss) upon recognition of cost of sales related to the underlying transaction. These contracts were not material to the Company's Condensed Consolidated Balance Sheets as of April 1, 2022 and December 31, 2021. The activity related to these contracts was not material to the Company's Condensed Consolidated Financial Statements for the three-month fiscal periods ended April 1, 2022 and April 2, 2021.

11. INVENTORIES

Inventories consisted of the following:

	April 1, 2022	December 31, 2021
In thousands
Raw materials	$21,119	$19,123
Contracts and other work in process (including certain general stock materials)	151,927	138,737
Finished goods	36,481	35,240
Inventories	$209,527	$193,100

Inventories include amounts associated with matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts were as follows:

	April 1, 2022	December 31, 2021
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$622	$552

At April 1, 2022 and December 31, 2021, $73.5 million and $69.2 million, respectively, of K-MAX® inventory was included in contracts and other work in process inventory and finished goods on the Company's Condensed Consolidated Balance Sheets. Management believes that approximately $41.2 million of the K-MAX® inventory will be sold after April 1, 2023, based upon the anticipation of additional aircraft manufacturing and the requirements to support the fleet for the foreseeable future.

At April 1, 2022 and December 31, 2021, $5.7 million and $6.0 million, respectively, of SH-2G(I) inventory was included in contracts and other work in process inventory on the Company's Condensed Consolidated Balance Sheets. Management believes that approximately $4.1 million of the SH-2G(I) inventory will be sold after April 1, 2023. This balance represents spares requirements and inventory to be used on SH-2G programs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 1, 2022 and April 2, 2021
(Unaudited)
12. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company:

	Engineered Products	Precision Products	Structures	Total
In thousands
Gross balance at December 31, 2021	$199,306	$41,375	$66,559	$307,240
Accumulated impairment	—	—	(66,559)	(66,559)
Net balance at December 31, 2021	199,306	41,375	—	240,681
Additions	—	—	—	—
Impairments	—	—	—	—
Foreign currency translation	(2,607)	—	—	(2,607)
Ending balance at April 1, 2022	$196,699	$41,375	$—	$238,074

Accumulated impairment at end of period	$—	$—	$(66,559)	$(66,559)

Other Intangible Assets

Other intangible assets consisted of:

		At April 1,		At December 31,
		2022		2021
	Amortization Period	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
In thousands
Customer lists / relationships	6-38 years	$126,540	$(36,095)	$127,206	$(35,096)
Developed technologies	7-20 years	44,922	(14,513)	45,170	(13,591)
Trademarks / trade names	15-40 years	16,834	(2,756)	16,982	(2,659)
Non-compete agreements and other	1-15 years	4,583	(4,572)	4,629	(4,617)
Patents	17 years	523	(476)	523	(473)
Total		$193,402	$(58,412)	$194,510	$(56,436)

13. DEBT

Convertible Notes

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 1, 2022 and April 2, 2021
(Unaudited)
13. DEBT (CONTINUED)

Convertible Notes - continued

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

The following table illustrates the conversion rate at the date of issuance of the 2024 Notes:

2024 Notes
Conversion Rate per $1,000 principal amount (1)	15.3227
Conversion Price (2)	65.2626
Contingent Conversion Price (3)	84.8413
Aggregate shares to be issued upon conversion (4)	3,056,879
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
(3) Prior to November 1, 2023, the notes are convertible only in the following circumstances: (1) during any fiscal quarter commencing after July 1, 2017, and only during any such fiscal quarter, if the last reported sale price of the Company's common stock was greater than or equal to 130% of the applicable conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter, (2) during the five consecutive business day period following any ten consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of 2024 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day or (3) upon the occurrence of specified corporate events. On or after November 1, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. If the Company undergoes a fundamental change (as defined in the Indenture), holders of the notes may require the Company to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount to be repurchased, plus any accrued and unpaid interest. As of April 1, 2022, none of the conditions permitting the holders of the 2024 Notes to convert had been met. Therefore, the 2024 Notes are classified as long-term debt.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 1, 2022 and April 2, 2021
(Unaudited)
13. DEBT (CONTINUED)

Convertible Notes - continued

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

At issuance, ASC 470-20 "Debt with Conversion and Other Options" (“ASC 470-20”) clarified the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. ASC 470-20 specified that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflects the issuer's non-convertible debt borrowing rate which interest costs are to be recognized in subsequent periods. The note payable principal balance for the 2024 Notes at the date of issuance of $200.0 million was bifurcated into the debt component of $179.5 million and the equity component of $20.5 million. The difference between the note payable principal balance and the fair value of the debt component representing the debt discount was being accreted to interest expense over the term of the 2024 Notes. The fair value of the debt component was recognized using a 5.0% discount rate, representing the Company's borrowing rate at the date of issuance for a similar debt instrument without a conversion feature with an expected life of seven years. At January 1, 2022, the Company adopted ASU 2020-06, which removed certain separation models between a debt component and equity component for certain convertible instruments. As a result, the convertible notes balance consists solely of a debt component as of the adoption. Refer to Note 2, Recent Accounting Standards, for further information on the cumulative effect adjustment recorded at adoption.

The Company incurred $7.4 million of debt issuance costs in connection with the sale of the 2024 Notes, which was allocated between the debt and equity components of the instrument at issuance. Of the total amount, $0.7 million was recorded as an offset to additional paid-in capital. The balance, $6.7 million, was recorded as a contra-debt balance and was being amortized over the term of the 2024 Notes. As a result of the adoption of ASU 2020-06, the amount recorded to additional paid-in capital was reclassified to retained earnings in the cumulative effect adjustment. The remaining balance of debt issuance costs is being amortized over the term of the convertible notes. Total amortization expense for the three-month fiscal periods ended April 1, 2022 and April 2, 2021 was $0.2 million in both periods.

The carrying amount of the equity component and the principal amount of the liability component, the unamortized discount and the net carrying value of the liability are as follows:

	2024 Notes
	April 1, 2022	December 31, 2021
In thousands
Principal amount of liability	$199,500	$199,500
Unamortized discount(1)	—	7,624
Carrying value of liability	$199,500	$191,876

Equity component(1)	$—	$20,408
(1)At January 1, 2022, the Company adopted ASU 2020-06, which removed certain separation models between a debt component and equity component for certain convertible instruments. Refer to Note 2, Recent Accounting Standards, for further information on the cumulative effect adjustment recorded at adoption.

Because the embedded conversion option is indexed to the Company’s own stock and would be classified in shareholders’ equity, it does not meet the criterion under ASC 815 that would require separate accounting as a derivative instrument.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 1, 2022 and April 2, 2021
(Unaudited)
13. DEBT (CONTINUED)

Convertible Notes - continued

Interest expense associated with the 2024 Notes consisted of the following:

	For the Three Months Ended
	April 1, 2022	April 2, 2021
In thousands
Contractual coupon rate of interest	$1,621	$1,621
Accretion of convertible notes discount(1)	—	737
Interest expense - convertible notes	$1,621	$2,358
(1)In accordance with ASU 2020-06, entities that previously required separate accounting for conversion features will report less interest expense as those conversion features were recorded as debt discounts which were amortized over the term of the debt. Refer to Note 2, Recent Accounting Standards, for further information on the adoption of ASU 2020-06.

The weighted average interest rate on long-term borrowings outstanding as of April 1, 2022 and December 31, 2021 was 3.25% in both periods.

14. PENSION PLANS

Components of net pension cost for the Qualified Pension Plan and Supplemental Employees’ Retirement Plan ("SERP") were as follows:

	For the Three Months Ended
	Qualified Pension Plan		SERP
	April 1, 2022	April 2, 2021	April 1, 2022	April 2, 2021
In thousands
Service cost	$800	$1,300	$—	$—
Interest cost on projected benefit obligation	4,250	3,525	22	15
Expected return on plan assets	(10,525)	(11,275)	—	—
Amortization of net loss	975	1,075	15	17
Net pension (income) cost	$(4,500)	$(5,375)	$37	$32
No contributions are expected to be made to the qualified pension plan during 2022. The Company contributed $0.1 million to the SERP through the end of the first quarter of 2022 and plans to contribute an additional $0.4 million to the SERP in 2022. For the 2021 plan year, the Company contributed $10.0 million to the qualified pension plan and $2.7 million to the SERP.

15. COMMITMENTS AND CONTINGENCIES

Pension Freeze

Effective December 31, 2015, the Company's qualified pension plan was frozen with respect to future benefit accruals. Under USG Cost Accounting Standard (“CAS”) 413, the Company must determine the USG’s share of any pension curtailment adjustment calculated in accordance with CAS. Such adjustments can result in an amount due to the USG for pension plans that are in a surplus position or an amount due to the contractor for plans that are in a deficit position. During the fourth quarter of 2016, the Company accrued a $0.3 million liability representing its estimate of the amount due to the USG based on the Company's pension curtailment adjustment calculation, which was submitted to the USG for review in December 2016. The Company maintained its accrual at $0.3 million as of April 1, 2022. There can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on the Company's results of operations, financial position and cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 1, 2022 and April 2, 2021
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

The Company's estimate of its portion of the cost to assess the environmental conditions and remediate this site is $2.3 million, all of which has been accrued. The remediation has been nearly completed and the Company continues to monitor the results of the remediation. The total amount paid to date in connection with these environmental remediation activities is $1.7 million. At April 1, 2022, the Company had $0.6 million accrued for these environmental remediation activities. A portion ($0.1 million) of the accrual related to this property is included in other current liabilities and the balance is included in other long-term liabilities. The remaining balance of the accrual reflects the total anticipated cost of completing these environmental remediation activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

Bloomfield Property

In connection with the Company’s 2008 purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation had leased from NAVAIR, the Company assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and is currently remediating the property under the guidance of the Connecticut Department of Environmental Protection. The assumed environmental liability of $10.3 million was determined by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. The total amount paid to date in connection with these environmental remediation activities is $14.9 million. At April 1, 2022, the Company had $2.3 million accrued for these environmental remediation activities. A portion ($0.2 million) of the accrual related to this property is included in other current liabilities, and the balance is included in other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

Offset Agreement

During January 2018, the Company entered into an offset agreement as a condition to obtaining orders from a foreign customer for the Company's JPF product. This agreement is designed to return economic value to the foreign country by requiring the Company to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. The offset agreement may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects and the purchase by third parties of supplies from in-country vendors. This agreement may also be satisfied through the Company's use of cash for activities, such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. At April 1, 2022, the offset agreement had an outstanding notional value of approximately $194.0 million, which is equal to sixty percent of the contract value of $324.0 million as defined by the agreement between the customer and the Company. The amount ultimately applied against the offset agreement is based on negotiations with the customer and may require cash outlays that represent only a fraction of the notional value in the offset agreement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 1, 2022 and April 2, 2021
(Unaudited)
15. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Offset Agreement - continued

The Company continues to work with the customer to further define the requirements to satisfy the offset agreement. The satisfaction of the offset requirements will be determined by the customer and is expected to occur over a seven-year period. Deliveries under the contract were completed prior to satisfaction of the offset requirements. In the event the offset requirements of the contract are not met, the Company could be liable for potential penalties up to $16.5 million payable to the customer. Failure to satisfy the offset requirement could also negatively impact the Company's ability to attract future orders from this customer. The Company began recognizing revenue associated with this contract in the third quarter of 2019 and has considered the potential penalties of $16.5 million as a reduction to the transaction price in its determination of the value of the performance obligations within this contract. At April 1, 2022, $16.5 million in contract liabilities associated with the potential penalties of the offset requirements were included on the Company's Condensed Consolidated Balance Sheets.

Guarantee

During 2020, the Company and the USG entered into a Guaranty Agreement, pursuant to which the Company agreed to guarantee the full, complete and satisfactory performance of its subsidiary, Kaman Precision Products, Inc. ("KPPI") under all current and future contracts with the USG. As of the date of this filing, the only contract in place between KPPI and the USG relates to the production and sale of the JPF. KPPI is currently fulfilling the requirements of Option 15 and Option 16. The guarantee was provided in lieu of a periodic financial capability review by the Financial Capacity Team ("FCT") of the Defense Contract Management Agency ("DCMA"). The Company is unable to estimate the maximum potential amount of future payments under the guarantee as it is dependent on costs incurred by the USG in the event of default. Although the Company believes the risk of default is low given the maturity and operational performance of the JPF program, there can be no assurance that the guarantee will not have a material adverse effect on the Company's results of operations, financial position and cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 1, 2022 and April 2, 2021
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

	For the Three Months Ended
	April 1, 2022	April 2, 2021
In thousands, except per share amounts
Net earnings	$4,028	$7,984

Basic:
Weighted average number of shares outstanding	27,950	27,815
Basic earnings per share	$0.14	$0.29

Diluted(1):
Weighted average number of shares outstanding	27,950	27,815
Weighted average shares issuable on exercise of dilutive stock options	132	52
Total	28,082	27,867

Diluted earnings per share	$0.14	$0.29
(1)As a result of the adoption of ASU 2020-06, the Company began calculating diluted earnings per share using the if-converted method for its convertible debt instruments in 2022. Prior to the adoption, the Company calculated diluted earnings per share for its convertible debt instruments using the treasury stock method. The Company adopted ASU 2020-06 using the modified retrospective approach; therefore, prior period results have not been retroactively adjusted. Refer to Note 2, Recent Accounting Standards, for further information on the adoption of ASU 2020-06.

Equity awards

For the three-month fiscal periods ended April 1, 2022 and April 2, 2021, respectively, 645,403 and 440,959 shares issuable under equity awards granted to employees were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the periods.

2024 Convertible Notes

For the three-month fiscal period ended April 1, 2022, 3,056,879 shares issuable under Convertible Notes due 2024 were excluded from the diluted earnings per share calculation because their effect was antidilutive. For the three-month fiscal period ended April 2, 2021, shares issuable under the Convertible Notes due 2024 were excluded from the diluted earnings per share calculation because the conversion price was more than the average market price of the Company's stock during the periods.

17. SHARE-BASED ARRANGEMENTS

The Company accounts for stock options, restricted stock awards ("RSAs"), restricted stock units and performance stock units ("PSUs") as equity awards and measures the cost of all share-based payments, including stock options, at fair value on the grant date and recognizes this cost in the statement of operations. The Company also has an employee stock purchase plan, which is accounted for as a liability award. Compensation expense for stock options, RSAs, restricted stock units and PSUs is recognized on a straight-line basis over the vesting period of the awards. Throughout the course of the vesting period, the Company monitors the achievement level for the ROIC metric of the PSUs compared to the ROIC target and adjusts the number of shares expected to be earned, and the related compensation expense recorded thereafter, to reflect the most probable outcome. Share-based compensation expense recorded for the three-month fiscal periods ended April 1, 2022 and April 2, 2021 was $2.1 million and $1.7 million, respectively. These amounts were recorded to selling, general and administrative expenses on the Company's Condensed Consolidated Statements of Operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 1, 2022 and April 2, 2021
(Unaudited)
17. SHARE-BASED ARRANGEMENTS (CONTINUED)

Stock option activity was as follows:

	For the Three Months Ended
	April 1, 2022
	Options	Weighted - average exercise price
Options outstanding at beginning of period	746,240	$55.14
Granted	—	$—
Exercised	(9,676)	$41.63
Forfeited or expired	(3,071)	$61.76
Options outstanding at April 1, 2022	733,493	$55.29

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. No options were granted in the three-month fiscal period ended April 1, 2022. The following table indicates the weighted-average assumptions used in estimating fair value for the three-month fiscal period ended April 2, 2021:

For the Three Months Ended
April 2, 2021
Expected option term (years)	4.9
Expected volatility	35.7%
Risk-free interest rate	0.5%
Expected dividend yield	1.6%
Per share fair value of options granted	$14.89

Restricted stock award and restricted stock unit activity were as follows:

	For the Three Months Ended
	April 1, 2022
	Restricted Stock	Weighted- average grant date fair value
Restricted Stock outstanding at beginning of period	135,351	$53.53
Granted	80,115	$41.64
Vested	(46,598)	$52.85
Forfeited or expired	(4,077)	$52.90
Restricted Stock outstanding at April 1, 2022	164,791	$47.96

Performance stock unit activity was as follows:

	For the Three Months Ended
	April 1, 2022
	Performance Stock	Weighted- average grant date fair value
Performance Stock outstanding at beginning of period	70,163	$70.17
Granted(1)	117,885	$54.87
Vested	—	$—
Forfeited or expired	(3,643)	$61.07
Performance Stock outstanding at April 1, 2022	184,405	$60.98
(1) The PSUs granted in 2022 and 2021 assumed a 100% achievement level.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 1, 2022 and April 2, 2021
(Unaudited)
17. SHARE-BASED ARRANGEMENTS (CONTINUED)

The fair value of the PSUs based on TSR was estimated on the date of grant using a Monte-Carlo simulation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	For the Three Months Ended
	April 1, 2022	April 2, 2021
Expected term (years)	2.9	2.9
Expected volatility	39.4%	41.3%
Risk-free interest rate	1.7%	0.2%
Expected dividend yield	1.9%	1.4%
Per share fair value of performance stock granted	$68.10	$84.49

18. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in shareholders’ equity for the three-month fiscal periods ended April 1, 2022, and April 2, 2021, were as follows:

	For the Three Months Ended
	April 1, 2022	April 2, 2021
In thousands
Beginning balance	$796,329	$746,438
Comprehensive (loss) income	(428)	24,339
Dividends declared (per share of common stock, $0.20 and $0.20, respectively)	(5,590)	(5,562)
Employee stock plans and related tax benefit	785	880
Purchase of treasury shares	(575)	(344)
Share-based compensation expense	2,081	1,743
Impact of change in accounting standard	(5,854)	(275)
Ending balance	$786,748	$767,219

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended April 1, 2022 and April 2, 2021
(Unaudited)
18. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (CONTINUED)

The components of accumulated other comprehensive income (loss) are shown below:

	For the Three Months Ended
	April 1, 2022	April 2, 2021
In thousands
Foreign currency translation and other:
Beginning balance	$8,772	$(717)
Net loss on foreign currency translation	(5,218)	(7,322)
Reclassification to net income(1)	—	22,835
Other comprehensive income (loss), net of tax	(5,218)	15,513
Ending balance	$3,554	$14,796

Pension and other post-retirement benefits(2):
Beginning balance	$(120,157)	$(130,104)
Amortization of net loss, net of tax expense of $228 and $250, respectively	762	842
Other comprehensive income, net of tax	762	842
Ending balance	$(119,395)	$(129,262)

Total accumulated other comprehensive loss	$(115,841)	$(114,466)
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
(See Note 14, Pension Plans for additional information.)

19. INCOME TAXES

	For the Three Months Ended
	April 1, 2022	April 2, 2021

Effective Income Tax Rate	24.5%	2.5%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the period. The increase in the effective tax rate for the three-month fiscal period ended April 1, 2022 to the corresponding rate in the prior year was primarily caused by a discrete benefit recorded in the prior period related to the sale of the Company’s former UK Composites business.

20. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of these financial statements. No material subsequent events were identified that require disclosure.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide readers of our condensed consolidated financial statements with the perspectives of management. It presents, in narrative and tabular form, information regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results, and is designed to enable the readers of this report to obtain an understanding of our businesses, strategies, current trends and future prospects. It should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 ("2021 Form 10-K") and the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.

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

Executive Summary

In the first quarter, consolidated net sales decreased by 7.9% to $158.0 million compared to the prior year, primarily due to lower sales on our safe and arm devices and defense programs. Gross margin as a percentage of sales increased in the quarter to 32.0% compared to 30.8% in the prior year period, due to improved performance on our seals, springs and contacts and bearings products. Selling, general and administrative expenses ("S,G&A") increased by 4.2% primarily due to higher travel expenses and trade show costs. Operating income in the period decreased as a result of lower sales and gross profit and higher SG&A and research and development costs, partially offset by the absence of costs related to the transition services agreement ("TSA") and lower severance costs.

Other financial highlights

•Net earnings were $4.0 million for the three-month fiscal period ended April 1, 2022, $4.0 million lower than the fiscal period in the prior year. This reduction was primarily driven by the decrease in operating income discussed above, lower non-service pension and post retirement benefit income and a normalized income tax rate, which resulted in higher income tax expense. These changes were partially offset by lower interest expense. The resulting GAAP diluted earnings per share was $0.14 in the first quarter of 2022.
•Cash used in operating activities during the three-month fiscal period ended April 1, 2022, was $1.0 million, a $1.4 million improvement to the comparable fiscal period in the prior year. This change was largely driven by the absence of approximately $25.1 million in nonrecurring payments to eligible participants of Bal Seal's employee retention plans implemented prior to our acquisition, partially offset by the timing of collection of payments on outstanding receivables in the prior year, more specifically significant receipts on joint programmable fuze ("JPF") direct commercial sales ("DCS") receivables.
•Total unfulfilled performance obligations ("backlog") increased 0.6% to $705.0 million compared to total backlog at December 31, 2021, driven by new orders of our bearings products and seals, springs and contacts, partially offset by sales on our JPF program with the U.S. Government ("USG") and deliveries of our bearing products and seals, springs and contacts.

Recent events

•In April 2022, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $50.0 million of our common stock.

•In March 2022, we secured $7.0 million in USG funding for our K-MAX® Autonomous Logistics Systems.
•In March 2022, we announced that our Jacksonville division received a follow on award from Sikorsky for the HH-60W Combat Rescue Helicopter ("CRH") cockpit. This award secures deliveries from 2022 through 2025.
•In February 2022, Kamatics Corporation introduced new P-54 contoured, anti-wear components for the maintenance, repair, and overhaul ("MRO") of legacy helicopter gearboxes.
•In February 2022, Kineco Kaman Composites India Private Limited, our joint venture with Goa-based Kineco Limited, delivered its 600th Mission Crew Workstation Console to BAE Systems USA, used in the Boeing P-8 Poseidon maritime patrol aircraft.
•In February 2022, our FAA Part 145 Repair Station in Wichita, Kansas earned Federal Aviation Approval ("FAA") approval for two new composite repair capabilities.
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

Impacts from Current Economy

We are currently operating in a period of global economic uncertainty, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Ukraine and Russia. U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions, including the start of the military conflict in Ukraine and the resulting sanctions imposed on Russia. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in credit and capital markets, commodity prices and supply chain interruptions, as well as the potential for increased cyber disruptions. We are continuing to monitor the situation in Ukraine, including its global effects, and assessing its potential impact on our business, including the timing of our sales as certain customers purchase safety stock for their own supply chains. Although our business has not been materially impacted by the ongoing military conflict in Ukraine as of the date of this filing, it is impossible to predict the extent to which our operations, or those of our customers or suppliers, will be impacted, or the ways in which the conflict may impact our business, cash flows or results of operations.

We also continue to monitor the impact of the coronavirus ("COVID-19") pandemic on all aspects of our business and across the geographies in which we operate and serve customers, as well as the extent to which it has impacted and will continue to impact our customers, suppliers and other business partners. We are operating below pre-pandemic levels for our commercial aerospace products and we have seen some disruptions to our supply chain, such as delays in materials and components used in our manufacturing process; however, we continue to meet the demands of our customers. We are encouraged by the recoveries for these products and the strong order intake we saw in the first three months of 2022; however, the developments related to COVID-19 variants make it difficult to predict the timing and magnitude of the recovery.

The U.S. economy is experiencing broad and rapid inflation as well as supply issues in material, service and labor due to economic policy, the pandemic and, more recently, the war in Ukraine. These impacts are likely to persist through 2022 and beyond. We cannot predict the impact on the Company’s end markets or input costs nor the ability of the Company to recover cost increases through pricing.

RESULTS OF OPERATIONS

Refer to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Quarterly Report on Form 10-Q for the period ended April 2, 2021 for a discussion of changes for the earliest periods presented.

Net Sales

	For the Three Months Ended
	April 1, 2022	April 2, 2021
	(in thousands)
Net sales	$158,048	$171,616
$ change	(13,568)	(35,706)
% change	(7.9)%	(17.2)%

Sales of disposed businesses that did not qualify for discontinued operations	—	1,704
Organic sales	$158,048	$169,912
$ change	(11,864)
% change	(7.0)%

Net sales for the three-month fiscal period ended April 1, 2022 decreased when compared to the corresponding period in 2021, primarily due to a 7.0% decrease in organic sales and $1.7 million in lower sales due to the sale of our former United Kingdom ("UK") Composites business in early 2021. The decrease in organic sales was attributable to $13.0 million in lower sales in our Precision Products segment and $8.6 million in lower organic sales at our Structures segment. These decreases were partially offset by an increase in sales at our Engineered Products segment. Foreign currency exchange rates relative to the U.S. dollar had an unfavorable impact of $2.0 million on net sales. See Segment Results of Operations and Financial Condition below for further discussion of segment net sales.

The table below summarizes the changes in organic net sales by product line for the three-month fiscal period ended April 1, 2022, compared to the corresponding period in 2021.

Product Line	Increase (Decrease)	$ (in millions)	%
Defense	↓	$(11.4)	(26.7)%
Safe and Arm Devices	↓	$(4.3)	(10.3)%
Commercial, Business and General Aviation	↓	$(0.3)	(0.7)%
Medical	↑	$2.5	12.4%
Industrial	↑	$1.5	8.6%

Gross Profit

	For the Three Months Ended
	April 1, 2022	April 2, 2021
	(in thousands)
Gross profit	$50,587	$52,905
$ change	(2,318)	(14,797)
% change	(4.4)%	(21.9)%
% of net sales	32.0%	30.8%

Gross profit decreased for the three-month fiscal period ended April 1, 2022, as compared to the corresponding period in 2021. This decrease was primarily attributable to the mix of JPF sales in the quarter and lower sales and associated gross profit on our military bearings products and our K-MAX® program. These decreases, totaling $10.8 million, were partially offset by higher sales and associated gross profit on our springs, seals and contacts and commercial bearings products.

Gross profit as a percentage of sales increased for the three-month fiscal period ended April 1, 2022, as compared to the corresponding period in 2021, primarily due to improved performance on our seals, springs and contacts and bearings products. These increases were partially offset by cost growth on our K-MAX® program and certain structures programs.

Selling, General & Administrative Expenses (S,G&A)

	For the Three Months Ended
	April 1, 2022	April 2, 2021
	(in thousands)
S,G&A	$39,721	$38,128
$ change	1,593	(15,201)
% change	4.2%	(28.5)%
% of net sales	25.1%	22.2%

S,G&A increased for the three-month fiscal period ended April 1, 2022, when compared to the corresponding period in 2021. This was primarily attributable to an increase in travel expenses and trade show costs as restrictions imposed to limit the spread of COVID-19 are lifting.

S,G&A decreased for the three-month period ended April 2, 2021 when compared to the corresponding period in 2020. This was primarily attributable to the absence of $8.5 million in Bal Seal acquisition costs and $1.8 million in third party costs associated with our efforts to reduce general and administrative expenses in the prior year, lower employee-related costs due to the cost reductions efforts implemented in the prior year, and a decrease in travel expenses and trade show costs due to restrictions imposed to limit the spread of COVID-19.

Costs from Transition Service Agreement

	For the Three Months Ended
	April 1, 2022	April 2, 2021
	(in thousands)
Costs from transition services agreement	$—	$705

Upon closing the sale of our former Distribution business, the Company entered into a TSA with the buyer, pursuant to which the Company agreed to support the information technology ("IT"), human resources and benefits, tax and treasury functions of the Distribution business for six to twelve months. The buyer exercised an option to extend the support period for up to one additional year for certain services. During the third quarter of 2021, the TSA expired and all services were completed as of the end of the period. As such, there were no costs incurred associated with TSA and no income earned from the TSA in the three-month fiscal period ended April 1, 2022. The Company incurred $0.7 million in costs associated with the TSA, which were partially offset by $0.5 million in income earned from the TSA in the three-month fiscal period ended April 2, 2021. The income earned from the TSA was included below operating income in income from transition services agreement on the Company's Condensed Consolidated Statement of Operations.

Restructuring and Severance Costs

	For the Three Months Ended
	April 1, 2022	April 2, 2021
	(in thousands)
Restructuring and severance costs	$169	$1,352

The Company continues to evaluate its costs with the objective of a lean organizational structure that provides a scalable infrastructure, which facilitates future growth opportunities. In the three-month fiscal period ended April 1, 2022, the Company incurred $0.2 million in severance costs and costs associated with the consolidation of facilities. Actions taken throughout 2021 and 2022 have started to generate savings in the first half of 2022, with total annualized cost savings of approximately $8.3 million being realized by 2024.

Loss on Sale of Business

	For the Three Months Ended
	April 1, 2022	April 2, 2021
	(in thousands)
Loss on sale of business	$—	$234

In 2020, we received approval from our Board of Directors to sell our UK Composites business. In the fourth quarter of 2020, we accrued a loss of $36.3 million on the anticipated sale. In the first quarter of 2021, we closed on a transaction to sell the UK Composites business. We recorded an additional loss of $0.2 million in the three-month fiscal period ended April 2, 2021 when the sale was finalized.

Operating Income

	For the Three Months Ended
	April 1, 2022	April 2, 2021
	(in thousands)
Operating income	$3,057	$5,613
$ change	(2,556)	10,035
% change	(45.5)%	226.9%
% of net sales	1.9%	3.3%

Operating income decreased for the three-month fiscal period ended April 1, 2022, as compared to the corresponding period in 2021. This decrease was primarily driven by lower operating income at the Precision Products and Structures segments. These changes were partially offset by higher operating income at the Engineered Products segment, lower severance costs and the absence of costs related to the TSA. See Segment Results of Operations and Financial Condition below for further discussion of segment operating income.

Interest Expense, Net

	For the Three Months Ended
	April 1, 2022	April 2, 2021
	(in thousands)
Interest expense, net	$2,481	$4,251

Interest expense, net, generally consists of interest charged on our Credit Agreement, which includes a revolving credit facility, our convertible notes and the amortization of debt issuance costs, offset by interest income. The decrease in interest expense, net for the three-month fiscal period ended April 1, 2022 was primarily attributable to lower interest expense associated with our deferred compensation plan and $0.7 million in lower interest on our convertible notes, which was a result of the adoption of Accounting Standard Update ("ASU") 2020-06 on January 1, 2022. Refer to Note 2, Recent Accounting Standards, for further information on the adoption of ASU 2020-06.

Effective Income Tax Rate

	For the Three Months Ended
	April 1, 2022	April 2, 2021

Effective income tax rate	24.5%	2.5%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the period. The increase in the effective tax rate for the three-month fiscal period ended April 1, 2022 to the corresponding rate in the prior year was primarily caused by a discrete benefit recorded in the prior period related to the sale of the Company’s former UK Composites business.

Backlog

	April 1, 2022	December 31, 2021
	(in thousands)
Backlog	$705,023	$700,923

Backlog increased during the first three months of 2022. The increase was primarily attributable to new orders for our bearings products and seals, springs and contacts. These increases were partially offset by revenue recognized on the JPF program with the USG and the Sikorsky UH-60 BLACK HAWK program and deliveries of our bearings products and springs, seals and contacts.

SEGMENT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Engineered Products Segment

Results of Operations

	For the Three Months Ended
	April 1, 2022	April 2, 2021
	(in thousands)
Net sales	$81,452	$71,779
$ change	9,673	(13,997)
% change	13.5%	(16.3)%

Operating income	$11,042	$4,906
$ change	6,136	(5,674)
% change	125.1%	(53.6)%
% of net sales	13.6%	6.8%

Net Sales

Net sales for 2022 increased compared to the corresponding period in 2021, driven by higher sales volume of our commercial and medical bearings products and springs, seals and contacts, including products used in medical implantables and defense and industrial applications. These improvements, totaling $13.1 million, were partially offset by lower sales volume of our defense bearings products.

Operating Income

Operating income for 2022 increased when compared to 2021, primarily due to higher sales and associated gross profit on our seals, springs and contacts and commercial bearings products. These increases in gross profit of $8.4 million were partially offset by lower sales volume and associated gross profit of our defense bearings products.

Precision Products Segment

Results of Operations

	For the Three Months Ended
	April 1, 2022	April 2, 2021
	(in thousands)
Net sales	$47,549	$60,533
$ change	(12,984)	(6,329)
% change	(21.4)%	(9.5)%

Operating income	$3,409	$13,053
$ change	(9,644)	(2,540)
% change	(73.9)%	(16.3)%
% of net sales	7.2%	21.6%

Net Sales

Net sales for 2022 decreased when compared to 2021, primarily due to the absence of a K-MAX® aircraft sale in the current period, the mix of JPF sales in the quarter and a decrease in sales on the Harpoon fuzing program.

Operating Income

Operating income for 2022 decreased when compared to 2021, primarily attributable to $8.0 million in lower gross profit, driven by the mix of JPF sales in the quarter and lower gross profit on our K-MAX® program, and higher research and development costs for the KARGO UAV unmanned aerial system.

Major Programs/Product Lines

Below is a discussion of significant changes in major programs with the Precision Products segment during the first three months of 2022. See our 2021 Form 10-K, including Item 1A, "Risk Factors", for a complete discussion of our major programs.

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

A total of 6,020 fuzes were delivered to our customers during the first quarter of 2022. We expect to deliver 25,000 to 30,000 fuzes in 2022. Total JPF backlog at April 1, 2022 was $76.1 million, down from $103.4 million at December 31, 2021. Of the $76.1 million in backlog at April 1, 2022, $3.3 million requires the receipt of export approvals, licenses or authorizations from the USG before we are permitted to ship the fuzes outside of the United States. The timing and receipt of any such export approvals, licenses, or authorizations are subject to political and geopolitical conditions that are beyond our control. Therefore, there can be no assurance that this portion of our backlog will be converted to a firm sale and, even if it is, the timing of the conversion is unknown.

Our JPF program continues to move through its product lifecycle, reflecting the previously announced decision of the United States Air Force ("USAF") to move to the FMU-139 D/B (which we do not produce) as its primary fuze system. During 2021, we began to satisfy the requirements under Option 15, which relates solely to the procurement of fuzes by 25 foreign militaries and has an expected value of approximately $57.3 million, and, in 2022, we began to satisfy the requirements under Option 16 which has an expected total value of approximately $43.0 million. Similar to Option 15, this order relates solely to the procurement of fuzes by or in support of foreign militaries and does not include any sales to the USAF. Option 16 extends FMU-152 A/B production into 2023. We have been advised by our customer that Option 16 will be the last order under our JPF contract with the USG. While we do not expect the close-out of our JPF contract with the USG to adversely impact our ability to continue to market the FMU-152 A/B directly to foreign militaries in direct commercial sales transactions, in the event the foreign militaries move to the FMU-139 D/B, our financial condition and results of operations would be materially adversely impacted. We are currently in discussions with two Middle Eastern customers for one or more follow-on orders aggregating to a minimum of $45.0 million. The final value of these orders will be dependent on volume and pricing agreed upon in the completed contracts. If received, these orders would continue to extend the life of the program. DCS orders are subject to export approvals, licenses, or authorizations. The timing and receipt of any such export approvals, licenses, or authorizations are subject to political and geopolitical conditions that are beyond our control.

Structures Segment

Results of Operations

	For the Three Months Ended
	April 1, 2022	April 2, 2021
	(in thousands)
Net sales	$29,047	$39,304
$ change	(10,257)	(15,380)
% change	(26.1)%	(28.1)%

Operating (loss) income	$(617)	$320
$ change	(937)	(3,034)
% change	(292.8)%	(90.5)%
% of net sales	(2.1)%	0.8%

Net Sales

Net sales for 2022 decreased when compared to 2021, primarily due to the wind down of the AH-1Z program, timing of sales on the A-10 program, lower sales on certain composite programs and the absence of sales from our former UK Composites business, which was sold in early 2021. These decreases, totaling $11.5 million, were partially offset by higher sales on our programs with Rolls Royce.

Operating (Loss) Income

The Structures segment incurred an operating loss of $0.6 million for 2022 compared to operating income of $0.3 million in 2021. This change was primarily due to lower sales and associated gross profit on the AH-1Z program and our composite blade programs. These decreases in gross profit of $1.1 million were partially offset by higher gross profit on our Sikorsky Combat Rescue Helicopter program and a certain structures program with Boeing.

LIQUIDITY AND CAPITAL RESOURCES

Discussion and Analysis of Cash Flows

We assess liquidity in terms of our ability to generate cash to fund working capital requirements and investing and financing activities. Significant factors affecting liquidity include: cash flows generated from or used by operating activities, capital expenditures, investments in our business and programs, acquisitions, divestitures, dividends, availability of future credit, share repurchase programs, adequacy of available bank lines of credit, and factors that might otherwise affect the company's business and operations generally, as described under the heading “Risk Factors” and “Forward-Looking Statements” in Item 1A of Part I of our 2021 Form 10-K.

A summary of our consolidated cash flows is as follows:

	For the Three Months Ended
	April 1, 2022	April 2, 2021	2022 vs. 2021
	(in thousands)
Total cash provided by (used in):
Operating activities	$(1,017)	$(2,415)	$1,398
Investing activities	(6,453)	(8,100)	1,647
Financing activities	(4,035)	(4,684)	649

Free Cash Flow (a)
Net cash provided by (used in) operating activities	$(1,017)	$(2,415)	$1,398
Expenditures for property, plant and equipment	(6,877)	(4,678)	(2,199)
Free cash flow	$(7,894)	$(7,093)	$(801)
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

Net cash used in operating activities was $1.0 million for the three-month fiscal period ended April 1, 2022, a $1.4 million improvement to cash used in the comparable period in 2021. This change was largely driven by the absence of approximately $25.1 million in nonrecurring payments to eligible participants of Bal Seal's employee retention plans paid in the prior year and the timing of accounts payable cash disbursements, partially offset by the timing of collection of payments on outstanding receivables, more specifically significant receipts on JPF DCS receivables in the prior year, higher material receipts on the K-MAX® program and lower net earnings in the current period.

Net cash used in investing activities was $6.5 million for the three-month fiscal period ended April 1, 2022, $1.6 million less than cash used in the comparable period in 2021. This change was primarily attributable to the cash impact of the sale of our former UK Composites business in the prior year, partially offset by higher capital expenditures.

Net cash used in financing activities was $4.0 million for the three-month fiscal period ended April 1, 2022, relatively flat with cash used in the comparable period in 2021.

We anticipate a variety of items will have an impact on our liquidity during the next twelve months, in addition to our working capital requirements. These could include one or more of the following:

•the matters described in Note 15, Commitments and Contingencies, in the Notes to Consolidated Financial Statements, including the cost of existing environmental remediation matters;
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

Financing Arrangements

We continue to rely upon bank financing as an important source of liquidity for our business activities, including acquisitions. We believe this, when combined with cash generated from operating activities, will be sufficient to support our anticipated future cash requirements; however, we may decide to borrow additional funds or raise additional equity capital to support other business activities, including potential future acquisitions. We regularly monitor credit market conditions to identify potential issues that may adversely affect, or provide opportunities for, the securing and/or advantageous pricing of additional financing, if any, that may be necessary to continue with our growth strategy and finance working capital requirements. Refer to Note 14, Debt, in the Notes to the Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of the 2021 Form 10-K for further information on our Financing Arrangements.

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

We incurred $7.4 million of debt issuance costs in connection with the sale of the 2024 Notes, which were allocated between the debt and equity components of the instrument at issuance. Of the total amount, $0.7 million was recorded as an offset to additional paid-in capital. The balance, $6.7 million, was recorded as a contra-debt balance and was being amortized over the term of the 2024 Notes. As a result of the adoption of ASU 2020-06, the amount recorded to additional paid-in capital was reclassified to retained earnings in the cumulative effect adjustment. The remaining balance of debt issuance costs is being amortized over the term of the convertible notes. Total amortization expense for the three-month fiscal periods ended April 1, 2022 and April 2, 2021 was $0.2 million in both periods. Refer to Note 2, Recent Accounting Standards, for further information on the adoption and impacts of ASU 2020-06.

Credit Agreement

On December 13, 2019, the Company closed an amended and restated $800.0 million Credit Agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as Administrative Agent and as Collateral Agent. The Credit Agreement matures on December 13, 2024 and consists of revolving commitments of $800.0 million. Capitalized terms used but not defined within this discussion of the Credit Agreement have the meanings ascribed thereto in the Credit Agreement, which with amendments is included as Exhibit 10.43 to our 2021 Form 10-K.

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

In 2021, the Company amended its Credit Agreement to move its LIBOR benchmark for non-USD borrowings to other non-USD benchmark rates. Future USD borrowings under our current Credit Agreement will continue be based on LIBOR. At this time, it is not possible to predict the effect of any changes to LIBOR, the phase out of LIBOR or any establishment of alternative benchmark rates. Any new benchmark rate will likely not replicate LIBOR exactly, which could impact our contracts that terminate after 2023. There is uncertainty about how applicable law, the courts or the Company will address the replacement of LIBOR with alternative rates on variable rate retail loan contracts and other contracts that do not include alternative rate fallback provisions.

No amounts were outstanding under the revolving credit facility in the first quarter of 2022; therefore, the interest rate for the period was 0%. We are required to pay a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.150% to 0.250% per annum, based on the Senior Secured Net Leverage Ratio. Fees for outstanding letters of credit range from 1.125% to 1.625%, based on the Senior Secured Net Leverage Ratio. There were no bank borrowings during the three-month fiscal period ended April 1, 2022 and the year ended December 31, 2021.

The following table shows the amounts available for borrowing under the Company's revolving credit facility:

	April 1, 2022	December 31, 2021
In thousands
Total facility	$800,000	$800,000
Amounts outstanding, excluding letters of credit	—	—
Amounts available for borrowing, excluding letters of credit	800,000	800,000
Letters of credit under the credit facility(1)(2)	91,892	92,646
Amounts available for borrowing	$708,108	$707,354

Amounts available for borrowing subject to EBITDA, as defined by the Credit Agreement(3)	$378,803	$409,914
(1) The Company has entered into standby letters of credit issued on the Company's behalf by financial institutions, and directly issued guarantees to third parties primarily related to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit generally are available for draw down in the event the Company does not perform its obligations.
(2) Of these amounts, $86.3 million letters of credit relate to a JPF DCS contract in the periods ended April 1, 2022 and December 31, 2021.
(3) Amounts available for borrowing subject to EBITDA reflect the minimum borrowing capacity under EBITDA, subject to adjustments.

We incurred $3.6 million of debt issuance costs in connection with the amendment and restatement of the Credit Agreement. Total amortization expense for the three-month fiscal periods ended April 1, 2022 and April 2, 2021 was $0.2 million in both periods.

Other Sources/Uses of Capital

Letters of Credit

Of the standby letters of credit under our credit facility, $86.3 million in letters of credit relate to a JPF DCS contract, including the offset agreement. In the event that we default on the contract and we are unable to fulfill our contractual obligations, our customer has the ability to draw on the letters of credit.

Pension Plans

Management regularly monitors pension plan asset performance and the assumptions used in the determination of our benefit obligation, comparing them to actual performance. We continue to believe the assumptions selected are valid due to the long-term nature of our benefit obligation.

No contributions are expected to be made to the qualified pension plan during 2022. The Company contributed $0.1 million to the SERP through the end of the first quarter of 2022 and plans to contribute an additional $0.4 million to the SERP in 2022. For the 2021 plan year, the Company contributed $10.0 million to the qualified pension plan and $2.7 million to the SERP.

Effective December 31, 2015, our qualified pension plan was frozen with respect to future benefit accruals. Under USG Cost Accounting Standard (“CAS”) 413, we must calculate the USG’s share of any pension curtailment adjustment calculated resulting from the freeze. Such adjustments can result in an amount due to the USG for pension plans that are in a surplus position or an amount due to the contractor for plans that are in a deficit position. During the fourth quarter of 2016, we accrued a $0.3 million liability representing our estimate of the amount due to the USG based on our pension curtailment calculation, which was submitted to the USG for review in December 2016. We have maintained our accrual at $0.3 million as of April 1, 2022. There can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on our results of operations, financial position and cash flows.

Share-based Arrangements

As of April 1, 2022, future compensation costs related to non-vested stock options, restricted stock grants and performance stock grants is $15.6 million. The Company anticipates that this cost will be recognized over a weighted-average period of 2.3 years.

Stock Repurchase Plans

On April 20, 2022, we announced that our Board of Directors approved a share repurchase program ("2022 Share Repurchase Program") authorizing the repurchase of up to $50.0 million of the common stock, par value $1.00 per share, of the Company. We repurchase shares to offset the annual issuance of shares under our employee stock plans, but the timing and actual number of shares repurchased will depend on a variety of factors including stock price, market conditions, corporate and regulatory requirements, capital availability and other factors, including acquisition opportunities. This plan replaces the authorization approved in April 2015.

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

Organic Sales (in thousands)
	For the Three Months Ended
	April 1, 2022	April 2, 2021
Net sales	$158,048	$171,616
Acquisition sales	—	—
Sales of disposed businesses that did not qualify for discontinued operations	—	1,704
Organic Sales	$158,048	$169,912

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes outside the ordinary course of business in our contractual obligations or off-balance sheet arrangements during the first three months of 2022. See our 2021 Form 10-K for a discussion of our contractual obligations and off-balance sheet arrangements.

CRITICAL ACCOUNTING ESTIMATES

Preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements in the Company’s 2021 Form 10-K describe the critical accounting estimates and significant accounting policies used in preparing the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates.

RECENT ACCOUNTING STANDARDS

Information regarding recent changes in accounting standards is included in Note 2, Recent Accounting Standards, of the Notes to Condensed Consolidated Financial Statements in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the Company’s exposure to market risk during the first three months of 2022. See the Company’s 2021 Form 10-K for a discussion of the Company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended, as of April 1, 2022. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of April 1, 2022, our disclosure controls and procedures were effective.

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

While it is not possible to predict the outcome of these matters with certainty, based upon available information, management believes that all settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in legal proceedings and that can be reasonably estimated are accrued for at April 1, 2022. Despite this analysis, there can be no assurance that the final outcome of these matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

As of April 1, 2022, neither the Company nor any of its subsidiaries was a party, nor was any of its or their property subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company and its subsidiaries. Additional information relating to certain of these matters is set forth in Note 15, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements.

Environmental Matters

The Company and its subsidiaries are subject to numerous U.S. federal, state and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities (including past activities of companies we have acquired). From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which may include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. While it is not possible to predict the outcome of these proceedings, in the opinion of management, any payments we may be required to make as a result of all such claims in existence at April 1, 2022, will not have a material adverse effect on our business, financial condition and results of operations or cash flows.

Item 1A. Risk Factors

Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition and cash flows as set forth under Item 1A. “Risk Factors” in our 2021 Form 10-K. We do not believe there have been any material changes to the risk factors previously disclosed in our 2021 Form 10-K, but we may disclose changes to such factors or disclose additional factors from time to time in future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, results of operations, financial position and cash flows.

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
Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and other factors that may cause the Company's actual results and financial condition to differ materially from those expressed or implied in the forward-looking statements. Such risks, uncertainties and other factors include, among others: (i) changes in domestic and foreign economic and competitive conditions in markets served by the Company, particularly the defense, commercial aviation and industrial production markets; (ii) changes in government and customer priorities and requirements (including cost-cutting initiatives, government and customer shut-downs, the potential deferral of awards, terminations or reductions of expenditures to respond to the priorities of Congress and the Administration, or budgetary cuts resulting from Congressional actions or automatic sequestration); (iii) the global economic impact of the COVID-19 pandemic; (iv) changes in geopolitical conditions in countries where the Company does or intends to do business; (v) the successful conclusion of competitions for government programs (including new, follow-on and successor programs) and thereafter successful contract negotiations with government authorities (both foreign and domestic) for the terms and conditions of the programs; (vi) the timely receipt of any necessary export approvals and/or other licenses or authorizations from the USG; (vii) timely satisfaction or fulfillment of material contractual conditions precedents in customer purchase orders, contracts, or similar arrangements; (viii) the existence of standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; (ix) the successful resolution of government inquiries or investigations relating to our businesses and programs; (x) risks and uncertainties associated with the successful implementation and ramp up of significant new programs, including the ability to manufacture the products to the detailed specifications required and recover start-up costs and other investments in the programs; (xi) potential difficulties associated with variable acceptance test results, given sensitive production materials and extreme test parameters; (xii) the receipt and successful execution of production orders under the Company's existing USG JPF contract, including the exercise of all contract options and receipt of orders from allied militaries, but excluding any next generation programmable fuze programs, as all have been assumed in connection with goodwill impairment evaluations; (xiii) the continued support of the existing K-MAX® helicopter fleet, including sale of existing K-MAX® spare parts inventory and the receipt of orders for new aircraft sufficient to recover our investments in the K-MAX® production line; (xiv) the accuracy of current cost estimates associated with environmental remediation activities; (xv) the profitable integration of acquired businesses into the Company's operations; (xvi) the ability to recover from cyber-based or other security attacks, information technology failures or other disruptions; (xvii) changes in supplier sales or vendor incentive policies; (xviii) the ability of our suppliers to satisfy their performance obligations, including any supply chain disruptions; (xix) the effects of price increases or decreases; (xx) the effects of pension regulations, pension plan assumptions, pension plan asset performance, future contributions and the pension freeze, including the ultimate determination of the USG's share of any pension curtailment adjustment calculated in accordance with CAS 413; (xxi) future levels of indebtedness and capital expenditures; (xxii) the continued availability of raw materials and other commodities in adequate supplies and the effect of increased costs for such items; (xxiii) the effects of currency exchange rates and foreign competition on future operations; (xxiv) changes in laws and regulations, taxes, interest rates, inflation rates and general business conditions; (xxv) future repurchases and/or issuances of common stock;(xxvi) the occurrence of unanticipated restructuring costs or the failure to realize anticipated savings or benefits from past or future expense reduction actions; (xxvii) the ability to recruit and retain skilled employees; and (xxviii) other risks and uncertainties set forth herein and in our 2021 Form 10-K.

Any forward-looking information provided in this report should be considered with these factors in mind. We assume no obligation to update any forward-looking statements contained in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of common stock by the Company during the three-month fiscal period ended April 1, 2022:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan(c) (in thousands)
January 1, 2022 - January 28, 2022	129	$44.72	—	$2,168
January 29, 2022 - February 25, 2022	332	$42.53	—	$2,168
February 26, 2022 - April 1, 2022	8,442	$43.41	—	$2,168
Total	8,903		—

(a) During the first quarter of 2022 the Company purchased 8,903 shares in connection with employee tax withholding obligations as permitted by our equity compensation plans, which are SEC Rule 16b-3 qualified compensation plans. These were not purchases under our publicly announced program.

(b) On April 29, 2015, the Company announced that its Board of Directors approved a $100.0 million share repurchase program. At April 1, 2022, $2.2 million remained available for repurchase under this authorization.

(c) On April 20, 2022, the Company announced that its Board of Directors approved a $50.0 million share repurchase program. This plan replaces the authorization approved in April 2015 (refer to note b above). For additional information, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Other Sources/Uses of Capital" in this Form 10-Q for the three-month fiscal period ended April 1, 2022.

Item 6.     Index To Exhibits

10.1
Form of Restricted Share Agreement under the Amended and Restated Kaman Corporation 2013 Management Incentive Plan, for awards granted on or after February 22, 2022 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, File No. 001-35419).*
Previously Filed
10.2
Form of Performance Stock Unit Award Agreement under the Amended and Restated Kaman Corporation 2013 Management Incentive Plan, for awards granted on or after February 22, 2022 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, File No. 001-35419).*
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

KAMAN CORPORATION
Registrant
Date:	May 2, 2022		/s/ Ian K. Walsh
		By:	Ian K. Walsh
Chairman, President and
Chief Executive Officer

Date:	May 2, 2022		/s/ James G. Coogan
		By:	James G. Coogan
Senior Vice President and
Chief Financial Officer