Form 10-Q
period 2022-07-01
KAMAN Corp
filed 2022-08-04
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	July 1, 2022
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ______

Commission File Number:	001-35419

KAMAN CORPORATION
(Exact name of registrant as specified in its charter)

Connecticut	06-0613548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1332 Blue Hills Avenue,	Bloomfield,	Connecticut	06002
(Address of principal executive offices)			(Zip Code)

(860)	243-7100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($1 par value)	KAMN	New York Stock Exchange LLC

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

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

At July 29, 2022, there were	28,009,838	shares of Common Stock outstanding.

PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts) (Unaudited)

	July 1, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$80,244	$140,800
Accounts receivable, net	77,692	73,524
Contract assets	109,290	112,354
Contract costs, current portion	909	850
Inventories	214,688	193,100
Income tax refunds receivable	16,194	13,832
Assets held for sale, current portion	363	—
Other current assets	15,754	12,083
Total current assets	515,134	546,543
Property, plant and equipment, net of accumulated depreciation of $256,689 and $251,888, respectively	192,769	197,822
Operating right-of-use assets, net	8,618	11,011
Goodwill	233,135	240,681
Other intangible assets, net	131,403	138,074
Deferred income taxes	15,335	15,717
Contract costs, noncurrent portion	9,865	10,249
Assets held for sale, noncurrent portion	901	—
Investment in Near Earth Autonomy	10,000	—
Other assets	40,937	38,385
Total assets	$1,158,097	$1,198,482
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable – trade	$32,192	$42,134
Accrued salaries and wages	29,306	38,892
Contract liabilities, current portion	2,893	2,945
Operating lease liabilities, current portion	3,896	4,502
Income taxes payable	239	386
Liabilities held for sale, current portion	340	—
Other current liabilities	36,275	32,076
Total current liabilities	105,141	120,935
Long-term debt, excluding current portion, net of debt issuance costs	197,542	189,421
Deferred income taxes	6,354	6,506
Underfunded pension	10,978	21,786
Contract liabilities, noncurrent portion	16,528	16,528
Operating lease liabilities, noncurrent portion	5,398	7,140
Liabilities held for sale, noncurrent portion	230	—
Other long-term liabilities	36,984	39,837
Commitments and contingencies (Note 15)
Shareholders' equity:
Preferred stock, $1 par value, 200,000 shares authorized; none outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; voting; 30,584,400 and 30,434,269 shares issued, respectively	30,584	30,434
Additional paid-in capital	241,597	248,153
Retained earnings	753,985	750,445
Accumulated other comprehensive income (loss)	(125,202)	(111,385)
Less 2,598,056 and 2,573,896 shares of common stock, respectively, held in treasury, at cost	(122,022)	(121,318)
Total shareholders’ equity	778,942	796,329
Total liabilities and shareholders’ equity	$1,158,097	$1,198,482
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts) (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Net sales	$160,766	$182,394	$318,814	$354,010
Cost of sales	108,659	120,448	216,120	239,159
Gross profit	52,107	61,946	102,694	114,851
Selling, general and administrative expenses	39,250	38,719	78,971	76,847
Research and development costs	5,215	3,238	10,328	7,464
Intangible asset amortization expense	2,439	2,637	4,906	5,274
Costs from transition services agreement	—	999	—	1,704
Restructuring and severance costs	2,927	1,516	3,096	2,868
Loss on sale of business	—	—	—	234
Net (gain) loss on sale of assets	(4)	5	56	15
Operating income	2,280	14,832	5,337	20,445
Interest expense, net	1,993	4,335	4,474	8,586
Non-service pension and post-retirement benefit income	(5,024)	(6,577)	(10,287)	(13,220)
Income from transition services agreement	—	(442)	—	(917)
Other expense, net	690	158	1,194	447
Earnings before income taxes	4,621	17,358	9,956	25,549
Income tax expense	557	5,502	1,864	5,709
Net earnings	$4,064	$11,856	$8,092	$19,840

Earnings per share:
Basic earnings per share	$0.15	$0.43	$0.29	$0.71
Diluted earnings per share	$0.14	$0.42	$0.29	$0.71
Average shares outstanding:
Basic	28,005	27,867	27,977	27,841
Diluted	28,059	27,913	28,071	27,890

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Net earnings	$4,064	$11,856	$8,092	$19,840
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments and other	(10,261)	1,719	(15,479)	17,232
Change in pension and post-retirement benefit plan liabilities, net of tax expense of $269 and $266 and $497 and $516, respectively	900	899	1,662	1,741
Other comprehensive (loss) income	(9,361)	2,618	(13,817)	18,973
Comprehensive (loss) income	$(5,297)	$14,474	$(5,725)	$38,813

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS KAMAN CORPORATION AND SUBSIDIARIES (In thousands) (Unaudited)

	For the Six Months Ended
	July 1, 2022	July 2, 2021
Cash flows from operating activities:
Net earnings	$8,092	$19,840
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	17,654	18,391
Amortization of debt issuance costs	1,024	882
Accretion of convertible notes discount	—	1,484
Provision for doubtful accounts	263	290
Loss on sale of business	—	234
Net loss on sale of assets	56	15
Net loss on derivative instruments	1,646	566
Stock compensation expense	4,811	4,225
Non-cash consideration received for blade exchange	(827)	—
Deferred income taxes	2,050	2,957
Changes in assets and liabilities, excluding effects of acquisitions/divestitures:
Accounts receivable	(5,430)	53,232
Contract assets	2,936	(4,637)
Contract costs	324	(349)
Inventories	(24,411)	(12,205)
Income tax refunds receivable	(2,365)	1,485
Operating right of use assets	1,748	781
Other assets	(2,817)	1,319
Accounts payable - trade	(9,701)	(24,068)
Contract liabilities	(38)	(18,588)
Operating lease liabilities	(1,703)	(919)
Acquired retention plan payments	—	(25,108)
Other current liabilities	(8,635)	(9,470)
Income taxes payable	(160)	1,532
Pension liabilities	(8,873)	(22,837)
Other long-term liabilities	(2,598)	(3,775)
Net cash used in operating activities	(26,954)	(14,723)
Cash flows from investing activities:
Proceeds from sale of business, net of cash on hand	—	(3,428)
Expenditures for property, plant & equipment	(10,520)	(8,102)
Investment in Near Earth Autonomy	(10,000)	—
Other, net	1,341	(671)
Net cash used in investing activities	(19,179)	(12,201)
Cash flows from financing activities:
Purchase of treasury shares	(698)	(390)
Dividends paid	(11,163)	(11,106)
Debt issuance costs	(4,236)	—
Other, net	2,319	876
Net cash used in financing activities	(13,778)	(10,620)
Net decrease in cash and cash equivalents	(59,911)	(37,544)
Effect of exchange rate changes on cash and cash equivalents	(645)	(183)
Cash and cash equivalents and restricted cash at beginning of period (See Note 3)	140,800	136,089
Cash and cash equivalents and restricted cash at end of period	$80,244	$98,362
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three-month and six-month fiscal periods ended July 1, 2022 and July 2, 2021
(Unaudited)

1. BASIS OF PRESENTATION

Following the sale of the Company's Distribution business in 2019, the Company operated as one segment. In the fourth quarter of 2021, our Chief Operating Decision Maker ("CODM") established a new structure for the Company to better align the Company's businesses to support capital allocation plans, portfolio management and growth. This new structure resulted in the introduction of three reportable segments: Engineered Products, Precision Products and Structures. See Note 5, Revenue and Segment Information, for 2022 financial results by segment and a recast of financial results by segment for the three-month and six-month fiscal periods ended July 2, 2021.

During the second quarter of 2022, the Company entered into an asset purchase agreement to sell certain assets and liabilities of its Mexico operations in the Structures segment. As a result of the agreement, the assets and liabilities of the Mexico operations to be sold were reclassified to assets and liabilities held for sale, respectively, as of July 1, 2022 on the Company's Condensed Consolidated Balance Sheet as the criteria set forth in Accounting Standards Codification 205-20, Presentation of Financial Statements - Discontinued Operations ("ASC 205-20") for held for sale were met. See Note 3, Disposals, to the Condensed Consolidated Financial Statements for further information. This transaction closed on July 29, 2022.

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

The Company has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The second quarters for 2022 and 2021 ended on July 1, 2022, and July 2, 2021, respectively.

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
For the three-month and six-month fiscal periods ended July 1, 2022 and July 2, 2021
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

The cumulative effect of the adjustments recorded to the opening balance sheet on January 1, 2022 for the adoption of ASU 2020-06 was as follows:

in thousands	Balance at December 31, 2021	Adjustments due to ASU 2020-06	Balance at January 1, 2022
Assets
Deferred income taxes	$15,717	$1,770	$17,487

Liabilities
Long-term debt, excluding current portion, net of debt issuance costs	$189,421	$7,624	$197,045

Equity
Additional paid-in capital	$248,153	$(12,489)	$235,664
Retained earnings	$750,445	$6,635	$757,080

Beginning in 2022, the Company will calculate diluted EPS using the if-converted method for its convertible debt instruments, which is not expected to have a material impact on the consolidated results. Historically, the Company used the treasury stock method to calculate diluted EPS for its convertible debt instruments. In the second quarter of 2022, there was no impact as diluted EPS calculated to $0.14 and $0.29, respectively, using both the if-converted method and treasury stock method. Refer to Note 13, Debt, for further information on the Company's convertible notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 1, 2022 and July 2, 2021
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

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting". The objective of the standard is to address operational challenges likely to arise in accounting for contract modifications and hedge accounting due to reference rate reform. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The standard update is effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications by topic or industry subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. Once elected for a topic or industry subtopic, the amendments in this standard update must be applied prospectively for all eligible contract modifications for that topic or industry subtopic. An entity may elect to apply the amendments for eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. If an entity elects to apply any of the amendments for an eligible hedging relationship existing as of the beginning of the interim period that includes March 12, 2020, any adjustments as a result of those elections must be reflected as of the beginning of that interim period. If an entity elects to apply any of the amendments for a new hedging relationship entered into between the beginning of the interim period that includes March 12, 2020 and March 12, 2020, any adjustments as a result of those elections must be reflected as of the beginning of the hedging relationship. In December 2021, the Company amended its credit agreement to move its LIBOR benchmark for non-USD borrowings to other non-USD benchmark rates. Future USD borrowings under this current Credit Agreement will continue to be based on LIBOR. The impact of the adoption of this standard update is dependent on the Company's contracts modifications as a result of reference rate reform; however, the Company does not expect the adoption of the amendments associated with hedging relationships to have a material impact on the Company's consolidated financial statements.

Subsequent to the issuance of ASU 2020-04, the FASB issued the following update: ASU 2021-01, "Reference Rate Reform (Topic 848) - Scope". The amendments in this update affect the guidance within ASU 2020-04 and are being assessed with ASU 2020-04.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 1, 2022 and July 2, 2021
(Unaudited)
3. DISPOSALS

Mexico Business

In the second quarter of 2022, the Company entered into an asset purchase agreement to sell certain assets and liabilities of its Mexico operations in the Structures segment. Subsequent to the end of the quarter, the transaction closed on July 29, 2022.

The transaction does not meet the criteria set forth in ASC 205-20 for discontinued operations as it does not reflect a significant shift in the Company's strategy. As a result of the asset purchase agreement, the related assets and liabilities of the Mexico operations to be sold were reclassified to assets held for sale and liabilities held for sale, respectively, as of July 1, 2022 on the Company's Condensed Consolidated Balance Sheets as the criteria set forth in ASC 205-20 for held for sale presentation were met.

UK Composites Business

In the fourth quarter of 2020, the Company received approval from its Board of Directors to sell its United Kingdom ("UK") Composites division. The sale of the UK Composites business did not meet the criteria set forth in ASC 205-20 for discontinued operations as it did not reflect a significant shift in the Company's strategy. As a result of the approved plan, the UK Composites division met the criteria set forth in ASC 205-20 for held for sale presentation at December 31, 2020. At December 31, 2020, the assets of the UK Composites business were considered impaired as the estimated fair value of the disposal group was lower than the estimated carrying value of the UK Composites business. As such, the assets of the UK Composites business were written off and the related liabilities of the UK division to be sold were reclassified to liabilities held for sale, as of December 31, 2020 on the Company's Consolidated Balance Sheet. The Company recorded an impairment loss of $36.3 million in the year ended December 31, 2020. The Company sold its UK Composites division in a transaction that closed on February 2, 2021. In the first quarter of 2021, when the sale was finalized, the Company recorded an additional loss of $0.2 million, which was included in loss on sale of business on the Company's Condensed Consolidated Statement of Operations for the six-month fiscal period ended July 2, 2021, resulting in a total loss on the sale of the UK Composites business of $36.5 million.

Cash and cash equivalents and restricted cash at the beginning of the period on the Company's Condensed Consolidated Statement of Cash Flows for the six-month fiscal period ended July 2, 2021 included $6.6 million of cash that was included in the UK Composites business disposal group. Given the assets of the disposal group were recognized net of the impairment recorded in the year ended December 31, 2020, such amounts were not reflected on the Company's Consolidated Balance Sheet at December 31, 2020.

Distribution Business

On August 26, 2019, the Company completed the sale of its Distribution business. Upon closing, the Company entered into a transition services agreement ("TSA") with the buyer, pursuant to which the Company agreed to support the information technology ("IT"), human resources and benefits, tax and treasury functions of the Distribution business for six to twelve months. The buyer exercised an option to extend the support period for up to one additional year for certain services. During the third quarter of 2021, the TSA expired and all services were completed as of the end of the period. As such, there was no activity associated with the TSA in 2022. Through the term of the TSA, the Company incurred $18.9 million in costs and earned $13.0 million in income associated with the TSA. Of these amounts, $1.0 million and $1.7 million in costs were incurred and $0.4 million and $0.9 million in income was earned in three-month and six-month fiscal periods ended July 2, 2021, respectively. These amounts were included in costs from transition services agreement and income from transition services agreement on the Company's Condensed Consolidated Statements of Operations, respectively.

Since the sale of the Distribution business, cash outflows from the Company to its former Distribution business totaled $8.7 million through July 1, 2022, which primarily related to Distribution employee and employee-related costs incurred prior to the sale. There were no cash flows from the Company to its former Distribution business in the six-month fiscal periods ended July 1, 2022 and July 2, 2021. Since the sale of the Distribution business, cash inflows from the Company's former Distribution business to the Company totaled $19.1 million through July 1, 2022, which primarily related to cash received for services performed under the TSA and the $5.2 million working capital adjustment settled in the first quarter of 2020. Cash inflows from the Company's former Distribution business received in the six-month fiscal period ended July 2, 2021 totaled $1.5 million. Cash inflows from the former Distribution business were not material in 2022.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 1, 2022 and July 2, 2021
(Unaudited)
4. BUSINESS COMBINATIONS AND INVESTMENTS

Near Earth Autonomy

On June 22, 2022, the Company invested $10.0 million in Near Earth Autonomy, Inc. ("Near Earth"), in exchange for a minority interest in the outstanding equity of Near Earth and one seat on its Board of Directors. This investment supports Near Earth's mission to accelerate its technology to establish an industry standard in autonomous solutions for the next generation of aviation and leverages the Company's core competency in precision parts manufacturing as the preferred manufacturer of autonomous parts and components for Near Earth. Since 2019, Near Earth has been a partner on the autonomous technology for the Company's K-MAX TITAN unmanned aerial system and the KARGO UAV unmanned aerial system, a purpose built autonomous medium lift logistics vehicle.

In accordance with ASC 321, Investments - Equity Securities, the Company elected to apply the measurement alternative and accounted for the investment as an equity interest, initially measured at cost. The investment was included in Investment in Near Earth Autonomy on the Company's Condensed Consolidated Balance Sheets as of July 1, 2022. Upon observable transaction prices or impairment, the Company will remeasure the investment at fair value.

Aircraft Wheel & Brake

On May 21, 2022, the Company entered into an asset purchase agreement with Parker-Hannifin Corporation ("Parker"), pursuant to which the Company will acquire Parker's Aircraft Wheel and Brake division for a total purchase price of $440.0 million payable in cash, subject to a customary working capital adjustment. Parker is divesting this portion of its business in order to secure approval from certain governmental authorities in connection with its previously announced offer to acquire Meggitt PLC ("Meggitt").

The Company has obtained a financing commitment, subject to customary conditions, that will provide it with sufficient cash to consummate the closing. The closing of this transaction is expected to occur before December 31, 2022. The timing of closing will be contingent upon the receipt of regulatory approvals, including the European Commission’s process with respect to its consideration of Parker’s acquisition of Meggitt.

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
For the three-month and six-month fiscal periods ended July 1, 2022 and July 2, 2021
(Unaudited)
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

Summarized financial information by business segment is as follows:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
In thousands
Net sales:
Engineered Products	$89,765	$78,956	$171,217	$150,735
Precision Products	41,267	71,539	88,816	132,072
Structures	29,734	31,899	58,781	71,203
Net sales	$160,766	$182,394	$318,814	$354,010
Operating income (loss):
Engineered Products	$15,467	$9,758	$26,509	$14,664
Precision Products	2,550	19,429	5,959	32,482
Structures	(830)	(1,521)	(1,447)	(1,201)
Corporate expense	(11,984)	(10,314)	(22,532)	(20,679)
Other unallocated expenses, net(1)	(2,923)	(2,520)	(3,152)	(4,821)
Operating income	$2,280	$14,832	$5,337	$20,445
(1) Other unallocated expenses, net include costs from the TSA, restructuring and severance costs, loss on sale of business, and net (gain) loss on sale of assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 1, 2022 and July 2, 2021
(Unaudited)
5. REVENUE AND SEGMENT INFORMATION (CONTINUED)

Disaggregation of Revenue

The following tables disaggregate segment revenue by major product line:

	For the Three Months Ended
	July 1, 2022
	Engineered Products	Precision Products	Structures	Total
In thousands
Defense	$9,342	$6,629	$16,098	$32,069
Safe and Arm Devices	—	21,563	—	21,563
Commercial, Business & General Aviation	37,644	11,895	11,319	60,858
Medical	22,683	—	2,317	25,000
Industrial & Other	20,096	1,180	—	21,276
Total revenue	$89,765	$41,267	$29,734	$160,766

	For the Three Months Ended
	July 2, 2021
	Engineered Products	Precision Products	Structures	Total
In thousands
Defense	$11,857	$7,259	$20,664	$39,780
Safe and Arm Devices	—	58,006	—	58,006
Commercial, Business & General Aviation	26,860	4,872	9,398	41,130
Medical	21,025	—	1,837	22,862
Industrial & Other	19,214	1,402	—	20,616
Total revenue	$78,956	$71,539	$31,899	$182,394

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 1, 2022 and July 2, 2021
(Unaudited)
5. REVENUE AND SEGMENT INFORMATION (CONTINUED)

Disaggregation of Revenue - continued

	For the Six Months Ended
	July 1, 2022
	Engineered Products	Precision Products	Structures	Total
In thousands
Defense	$18,995	$11,951	$32,353	$63,299
Safe and Arm Devices	—	58,885	—	58,885
Commercial, Business & General Aviation	70,022	15,662	22,132	107,816
Medical	43,832	—	4,296	48,128
Industrial & Other	38,368	2,318	—	40,686
Total revenue	$171,217	$88,816	$58,781	$318,814

	For the Six Months Ended
	July 2, 2021
	Engineered Products	Precision Products	Structures	Total
In thousands
Defense	$23,085	$14,253	$46,053	$83,391
Safe and Arm Devices	—	99,592	—	99,592
Commercial, Business & General Aviation	51,932	15,774	21,382	89,088
Medical	39,677	—	3,768	43,445
Industrial & Other	36,041	2,453	—	38,494
Total revenue	$150,735	$132,072	$71,203	$354,010

Impacts from Current Economy

The U.S. economy is experiencing broad and rapid inflation and rising interest rates, as well as supply issues in material, services and labor due to economic policy, the coronavirus ("COVID-19") pandemic and, more recently, the war in Ukraine. These impacts are likely to persist through 2022 and beyond. We cannot predict the impact on the Company’s end markets or input costs nor the ability of the Company to recover cost increases through pricing.

The Company has implemented strategies to limit the risk COVID-19 poses to its operations with a continued focus on the health of its employees and the satisfaction of its customers’ requirements. Despite all of these efforts, the effects of the pandemic have adversely impacted our commercial end markets, more specifically Commercial, Business and General Aviation customers. Management is encouraged by the recoveries for these products and the strong order intake seen in the first six months of 2022. The extent and duration of time to which COVID-19 may adversely impact the Company depends on future developments, which continue to be uncertain and unpredictable.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 1, 2022 and July 2, 2021
(Unaudited)
5. REVENUE AND SEGMENT INFORMATION (CONTINUED)

Disaggregation of Revenue - continued

The following table disaggregates total revenue by product types.

	For the Three Months Ended				For the Three Months Ended
	July 1, 2022				July 2, 2021
	Engineered Products	Precision Products	Structures	Total	Engineered Products	Precision Products	Structures	Total
Original Equipment Manufacturer	43%	6%	18%	67%	34%	3%	18%	55%
Aftermarket	13%	7%	—%	20%	9%	4%	—%	13%
Safe and Arm Devices	—%	13%	—%	13%	—%	32%	—%	32%
Total revenue	56%	26%	18%	100%	43%	39%	18%	100%

	For the Six Months Ended				For the Six Months Ended
	July 1, 2022				July 2, 2021
	Engineered Products	Precision Products	Structures	Total	Engineered Products	Precision Products	Structures	Total
Original Equipment Manufacturer	42%	5%	18%	65%	34%	5%	20%	59%
Aftermarket	12%	5%	—%	17%	9%	4%	—%	13%
Safe and Arm Devices	—%	18%	—%	18%	—%	28%	—%	28%
Total revenue	54%	28%	18%	100%	43%	37%	20%	100%

Disaggregation of Research and Development Costs

The following table presents research and development costs by segment:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
In thousands
Engineered Products	$2,121	$1,781	$4,364	$4,603
Precision Products	2,984	1,436	5,787	2,838
Structures	110	21	177	23
Total research and development costs	$5,215	$3,238	$10,328	$7,464

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 1, 2022 and July 2, 2021
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

Net changes in revenue associated with cost growth on the Company's over time contracts were as follows:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
In thousands
Net increase (decrease) in revenue due to change in profit estimates	$567	$(3,446)	$1,472	$(581)

In the three-month and six-month fiscal periods ended July 1, 2022, the net increases in revenue were primarily related to favorable cost performance on the joint programmable fuze ("JPF") contract with the U.S. Government ("USG"), partially offset by cost growth on certain structures programs and legacy fuzing contracts.

The net reductions in revenue in the three-month and six-month fiscal periods ended July 2, 2021 were primarily related to cost growth on certain structures programs and missile fuzing contracts, partially offset by favorable cost performance on the completion of the SH-2 program with New Zealand. Additionally, for the six-month fiscal period ended July 2, 2021, the net decrease in revenue was offset by favorable cost performance on the JPF contract with the USG.

Unfulfilled Performance Obligations

Unfulfilled performance obligations ("backlog") represents the transaction price of firm orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts. Backlog at July 1, 2022 and December 31, 2021, and the portion of backlog the Company expects to recognize revenue on over the next twelve months is as follows:

	July 1, 2022(1)	December 31, 2021
	(in thousands)
Engineered Products	$224,563	$169,144
Precision Products	196,406	180,082
Structures	353,939	351,697
Total Backlog	$774,908	$700,923
(1) The Company expects to recognize revenue on approximately 59% of backlog as of July 1, 2022 over the next twelve months.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 1, 2022 and July 2, 2021
(Unaudited)
6. RESTRUCTURING AND SEVERANCE COSTS

The Company has identified workforce reductions and other reductions in certain general and administrative expenses, which resulted in $1.9 million and $2.1 million in restructuring and severance costs in the three-month and six-month fiscal periods ended July 1, 2022. In the three-month and six-month fiscal periods ended July 2, 2021, the Company incurred $1.5 million and $2.9 million in restructuring and severance costs. These costs were included in restructuring and severance costs on the Company's Condensed Consolidated Statements of Operations.

Other Matters

In addition to the restructuring and severance costs discussed above, in the three-month and six-month fiscal periods ended July 1, 2022, the Company incurred $1.0 million in other severance expense.

7. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	July 1, 2022	December 31, 2021
In thousands
Trade receivables	$29,274	$19,228
U.S. Government contracts:
Billed	15,605	14,748
Cost and accrued profit - not billed	275	167
Commercial and other government contracts
Billed	33,844	36,787
Cost and accrued profit - not billed	—	4,141
Less allowance for doubtful accounts	(1,306)	(1,547)
Accounts receivable, net	$77,692	$73,524

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

The following table summarizes the activity in the allowance for doubtful accounts in the six-month fiscal period ended July 1, 2022:

In thousands
Balance at December 31, 2021	$(1,547)
Provision	(257)
Amounts written off	197
Recoveries	297
Changes in foreign currency exchange rates	4
Balance at July 1, 2022	$(1,306)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 1, 2022 and July 2, 2021
(Unaudited)
7. ACCOUNTS RECEIVABLE, NET (CONTINUED)

Accounts receivable, net includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	July 1, 2022	December 31, 2021
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$—	$900

8. CONTRACT ASSETS, CONTRACT COSTS AND CONTRACT LIABILITIES

Activity related to contract assets, contract costs and contract liabilities was as follows:

	July 1, 2022	December 31, 2021	$ Change	% Change
In thousands
Contract assets	$109,290	$112,354	$(3,064)	(2.7)%

Contract costs, current portion	$909	$850	$59	6.9%
Contract costs, noncurrent portion	$9,865	$10,249	$(384)	(3.7)%

Contract liabilities, current portion	$2,893	$2,945	$(52)	(1.8)%
Contract liabilities, noncurrent portion	$16,528	$16,528	$—	—%

Contract Assets

The decrease in contract assets was primarily due to higher amounts billed in the current period on the JPF program, the Sikorsky BLACK HAWK program and the AH-1Z program compared to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations for work performed and not yet billed on certain structures programs and an aftermarket precision products program. There were no significant impairment losses related to the Company's contract assets during the three-month and six-month fiscal periods ended July 1, 2022 and July 2, 2021.

Contract assets includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts were as follows:

	July 1, 2022	December 31, 2021
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$—	$682

Contract Costs

At July 1, 2022 and December 31, 2021, costs to fulfill a contract were $10.8 million and $11.1 million, respectively. These amounts were included in contract costs, current portion and contract costs, noncurrent portion on the Company's Condensed Consolidated Balance Sheets at July 1, 2022 and December 31, 2021. There were no costs to obtain a contract at July 1, 2022 and December 31, 2021.

Contract costs, current portion at July 1, 2022 remained relatively flat compared to the balance at December 31, 2021. This was primarily attributable to the reclassification of a portion of costs to fulfill certain structures programs from contract costs, noncurrent portion, mostly offset by the amortization of contract costs. For the three-month and six-month fiscal periods ended July 1, 2022, amortization of contract costs was $0.2 million and $0.3 million, respectively. For the three-month and six-month fiscal periods ended July 2, 2021, amortization of contract costs was $3.2 million and $5.1 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 1, 2022 and July 2, 2021
(Unaudited)

8. CONTRACT ASSETS, CONTRACT COSTS AND CONTRACT LIABILITIES (CONTINUED)

Contract Costs - continued

The decrease in contract costs, noncurrent portion was attributable to the reclassification of costs on certain structures programs to contract costs, current portion.

Contract Liabilities

Contract liabilities, current portion remained relatively flat compared to the balance at December 31, 2021. This was primarily due to revenue recognized on our seals, springs and contacts, mostly offset by advances received for the JASSM program and certain fuzing programs. Revenue recognized related to contract liabilities, current portion was $0.7 million and $1.2 million in the three-month and six-month fiscal periods ended July 1, 2022, respectively. Revenue recognized related to contract liabilities, current portion was $20.5 million and $29.9 million in the three-month and six-month fiscal periods ended July 2, 2021, respectively.

Contract liabilities, noncurrent portion at July 1, 2022 remained flat compared to the balance at December 31, 2021. For the three-month and six-month fiscal periods ended July 1, 2022 and July 2, 2021, the Company did not recognize revenue against contract liabilities, noncurrent portion. Refer to Note 15, Commitments and Contingencies, for further information on the Company's offset agreements.

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

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value:

	July 1, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
In thousands
Debt (1)	$199,500	$186,832	$191,876	$213,222
(1) These amounts are classified within Level 2.

The above fair values were computed based on quoted market prices and discounted future cash flows (observable inputs), as applicable. Differences from carrying values are attributable to interest rate changes subsequent to when the transactions occurred.

The fair values of cash and cash equivalents, accounts receivable, net and accounts payable - trade approximate their carrying amounts due to the short-term maturities of these instruments. The Company's cash and cash equivalents at July 1, 2022 and December 31, 2021 included $55.6 million and $65.5 million, respectively, of Level 1 money market funds.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 1, 2022 and July 2, 2021
(Unaudited)
9. FAIR VALUE MEASUREMENTS (CONTINUED)

Recurring Fair Value Measurements

The Company holds derivative instruments for foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates and its counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy. At July 1, 2022 and December 31, 2021, the derivative instruments were included in other current assets and other current liabilities on the Company's Condensed Consolidated Balance Sheets. Based on the Company's continued ability to trade and enter into forward contracts and interest rate swaps, the Company considers the markets for its fair value instruments to be active.

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of July 1, 2022, such credit risks had not had an adverse impact on the fair value of these instruments.

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

Forward Exchange Contracts

The Company holds forward exchange contracts designed to hedge forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on the Company’s earnings and cash flows. Some of these contracts are designated as cash flow hedges. The Company will include in earnings amounts currently included in accumulated other comprehensive income (loss) upon recognition of cost of sales related to the underlying transaction. These contracts were not material to the Company's Condensed Consolidated Balance Sheets as of July 1, 2022 and December 31, 2021. The activity related to these contracts was not material to the Company's Condensed Consolidated Financial Statements for the three-month and six-month fiscal periods ended July 1, 2022 and July 2, 2021.

11. INVENTORIES

Inventories consisted of the following:

	July 1, 2022	December 31, 2021
In thousands
Raw materials	$22,661	$19,123
Contracts and other work in process (including certain general stock materials)	155,214	138,737
Finished goods	36,813	35,240
Inventories	$214,688	$193,100

Inventories include amounts associated with matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts were as follows:

	July 1, 2022	December 31, 2021
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$—	$552

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 1, 2022 and July 2, 2021
(Unaudited)
11. INVENTORIES (CONTINUED)

At July 1, 2022 and December 31, 2021, $68.8 million and $69.2 million, respectively, of K-MAX® inventory was included in contracts and other work in process inventory and finished goods on the Company's Condensed Consolidated Balance Sheets. Management believes that approximately $46.7 million of the K-MAX® inventory will be sold after July 1, 2023, based upon the anticipation of additional aircraft manufacturing and the requirements to support the fleet for the foreseeable future.

At July 1, 2022 and December 31, 2021, $6.4 million and $6.0 million, respectively, of SH-2G(I) inventory was included in contracts and other work in process inventory on the Company's Condensed Consolidated Balance Sheets. Management believes that approximately $4.5 million of the SH-2G(I) inventory will be sold after July 1, 2023. This balance represents spares requirements and inventory to be used on SH-2G programs.

12. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company:

	Engineered Products	Precision Products	Structures	Total
In thousands
Gross balance at December 31, 2021	$199,306	$41,375	$66,559	$307,240
Accumulated impairment	—	—	(66,559)	(66,559)
Net balance at December 31, 2021	199,306	41,375	—	240,681
Additions	—	—	—	—
Impairments	—	—	—	—
Foreign currency translation	(7,546)	—	—	(7,546)
Ending balance at July 1, 2022	$191,760	$41,375	$—	$233,135

Accumulated impairment at end of period	$—	$—	$(66,559)	$(66,559)

Other Intangible Assets

Other intangible assets consisted of:

		At July 1,		At December 31,
		2022		2021
	Amortization Period	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
In thousands
Customer lists / relationships	6-38 years	$125,278	$(36,831)	$127,206	$(35,096)
Developed technologies	7-20 years	44,449	(15,313)	45,170	(13,591)
Trademarks / trade names	15-40 years	16,555	(2,790)	16,982	(2,659)
Non-compete agreements and other	1-15 years	4,497	(4,486)	4,629	(4,617)
Patents	17 years	523	(479)	523	(473)
Total		$191,302	$(59,899)	$194,510	$(56,436)
The changes in the gross amounts of the Company's other intangible assets were primarily due to changes in foreign currency exchange rates.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 1, 2022 and July 2, 2021
(Unaudited)
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
(3) Prior to November 1, 2023, the notes are convertible only in the following circumstances: (1) during any fiscal quarter commencing after July 1, 2017, and only during any such fiscal quarter, if the last reported sale price of the Company's common stock was greater than or equal to 130% of the applicable conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter, (2) during the five consecutive business day period following any ten consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of 2024 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day or (3) upon the occurrence of specified corporate events. On or after November 1, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. If the Company undergoes a fundamental change (as defined in the Indenture), holders of the notes may require the Company to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount to be repurchased, plus any accrued and unpaid interest. As of July 1, 2022, none of the conditions permitting the holders of the 2024 Notes to convert had been met. Therefore, the 2024 Notes are classified as long-term debt.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 1, 2022 and July 2, 2021
(Unaudited)
13. DEBT (CONTINUED)

Convertible Notes - continued

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

The Company incurred $7.4 million of debt issuance costs in connection with the sale of the 2024 Notes, which was allocated between the debt and equity components of the instrument at issuance. Of the total amount, $0.7 million was recorded as an offset to additional paid-in capital. The balance, $6.7 million, was recorded as a contra-debt balance and was being amortized over the term of the 2024 Notes. As a result of the adoption of ASU 2020-06, the amount recorded to additional paid-in capital was reclassified to retained earnings in the cumulative effect adjustment recorded on January 1, 2022. The remaining balance of debt issuance costs is being amortized over the term of the convertible notes. Total amortization expense for the three-month and six-month fiscal periods ended July 1, 2022 and July 2, 2021 was $0.3 million and $0.5 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 1, 2022 and July 2, 2021
(Unaudited)
13. DEBT (CONTINUED)

Convertible Notes - continued

The carrying amount of the equity component and the principal amount of the liability component, the unamortized discount and the net carrying value of the liability are as follows:

	2024 Notes
	July 1, 2022	December 31, 2021
In thousands
Principal amount of liability	$199,500	$199,500
Unamortized discount(1)	—	7,624
Carrying value of liability	$199,500	$191,876

Equity component(1)	$—	$20,408
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

Interest expense associated with the 2024 Notes consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
In thousands
Contractual coupon rate of interest	$1,621	$1,621	$3,242	$3,242
Accretion of convertible notes discount(1)	—	747	—	1,484
Interest expense - convertible notes	$1,621	$2,368	$3,242	$4,726
(1)In accordance with ASU 2020-06, entities that previously required separate accounting for conversion features will report less interest expense as those conversion features were recorded as debt discounts which were amortized over the term of the debt. Refer to Note 2, Recent Accounting Standards, for further information on the adoption of ASU 2020-06.

The weighted average interest rate on long-term borrowings outstanding as of July 1, 2022 and December 31, 2021 was 3.25% in both periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 1, 2022 and July 2, 2021
(Unaudited)
13. DEBT (CONTINUED)

Revolving Credit Agreement

On December 13, 2019, the Company closed an amended and restated $800.0 million Credit Agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as Administrative Agent and as Collateral Agent, which matures on December 13, 2024. Capitalized terms used but not defined within this Note 13, Debt, have the meanings ascribed thereto in the Credit Agreement. The Credit Agreement was further amended on December 8, 2021 to move its LIBOR benchmark for non-USD borrowings to other non-USD benchmark rates. Future USD borrowings under this current Credit Agreement will continue be based on LIBOR. On May 31, 2022, the Credit Agreement was further amended to, among other things, adjust the Total Net Leverage Ratio financial covenant in anticipation of the consummation of the announced acquisition of Parker's Aircraft Wheel and Brake division. Prior to the amendment, the Credit Agreement included a requirement that the Consolidated Total Net Leverage Ratio could not be greater than 4.00 to 1.00, with an election to increase the maximum to 4.50 to 1.00 for four consecutive quarters, in connection with a Material Permitted Investment. The financial covenant now requires for any period of four consecutive fiscal quarters ending on or after the closing date of the acquisition of Parker's Aircraft Wheel and Brake division ("closing date"), the Consolidated Total Net Leverage Ratio, as defined in the Credit Agreement, cannot be greater than 5.00 to 1.00 for any period of four consecutive quarters ending on or prior to the first anniversary of the closing date, 4.75 to 1.00 for any period of four consecutive quarters ending after the first anniversary and on or prior to second anniversary of the closing date, and 4.50 to 1.00 for any period of four consecutive quarters ending after the second anniversary of the closing date. In addition, the amendment adjusted the definitions of "permitted acquisition", "pro forma" and the "limited condition acquisition" provision, as applicable, to the acquisition of Parker's Aircraft Wheel and Brake division.

Debt issuance costs in connection with the Credit Agreement have been capitalized and are being amortized over the term of the agreement. In 2019, we incurred $3.6 million of debt issuance costs in connection with the amendment and restatement of the Credit Agreement. An additional $4.2 million of debt issuance costs were incurred in connection with the amendment of the Credit Agreement in 2022. Total amortization expense for the three-month fiscal periods ended July 1, 2022 and July 2, 2021 was $0.3 million and $0.2 million, respectively. Total amortization expense for the six-month fiscal periods ended July 1, 2022 and July 2, 2021 was $0.5 million and $0.4 million, respectively.

14. PENSION PLANS

Components of net pension cost for the Qualified Pension Plan and Supplemental Employees’ Retirement Plan ("SERP") were as follows:

	For the Three Months Ended
	Qualified Pension Plan		SERP
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
In thousands
Service cost(1)	$882	$(649)	$—	$—
Interest cost on projected benefit obligation	4,349	3,558	22	14
Expected return on plan assets	(10,564)	(11,314)	—	—
Amortization of net loss	1,154	1,147	15	18
Net pension (income) cost	$(4,179)	$(7,258)	$37	$32
(1) In the second quarter of 2021, the Company elected to use the alternative method to calculate the Pension Benefit Guaranty Corporation premium. The change resulted in a $3.9 million decrease to the 2021 premium, which is included in the service cost. Due to this election and the reduction of the premium, the Company reversed $1.0 million of service cost in the three-month fiscal period ended July 2, 2021, which was previously incurred in the first quarter of 2021.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 1, 2022 and July 2, 2021
(Unaudited)
14. PENSION PLANS (CONTINUED)

	For the Six Months Ended
	Qualified Pension Plan		SERP
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
In thousands
Service cost	$1,682	$651	$—	$—
Interest cost on projected benefit obligation	8,599	7,083	44	29
Expected return on plan assets	(21,089)	(22,589)	—	—
Amortization of net loss	2,129	2,222	30	35
Net pension (income) cost	$(8,679)	$(12,633)	$74	$64
No contributions are expected to be made to the qualified pension plan during 2022. The Company contributed $0.3 million to the SERP through the end of the second quarter of 2022 and plans to contribute an additional $0.2 million to the SERP in 2022. For the 2021 plan year, the Company contributed $10.0 million to the qualified pension plan and $2.7 million to the SERP.

15. COMMITMENTS AND CONTINGENCIES

Pension Freeze

Effective December 31, 2015, the Company's qualified pension plan was frozen with respect to future benefit accruals. Under USG Cost Accounting Standard (“CAS”) 413, the Company must determine the USG’s share of any pension curtailment adjustment calculated in accordance with CAS. Such adjustments can result in an amount due to the USG for pension plans that are in a surplus position or an amount due to the contractor for plans that are in a deficit position. During the fourth quarter of 2016, the Company accrued a $0.3 million liability representing its estimate of the amount due to the USG based on the Company's pension curtailment adjustment calculation, which was submitted to the USG for review in December 2016. The Company maintained its accrual at $0.3 million as of July 1, 2022. There can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on the Company's results of operations, financial position and cash flows.

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

The Company's estimate of its portion of the cost to assess the environmental conditions and remediate this site is $2.3 million, all of which has been accrued. The remediation has been nearly completed and the Company continues to monitor the results of the remediation. The total amount paid to date in connection with these environmental remediation activities is $1.7 million. At July 1, 2022, the Company had $0.6 million accrued for these environmental remediation activities. A portion ($0.1 million) of the accrual related to this property is included in other current liabilities and the balance is included in other long-term liabilities. The remaining balance of the accrual reflects the total anticipated cost of completing these environmental remediation activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 1, 2022 and July 2, 2021
(Unaudited)
15. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Bloomfield Property

In connection with the Company’s 2008 purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation had leased from NAVAIR, the Company assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and is currently remediating the property under the guidance of the Connecticut Department of Environmental Protection. The assumed environmental liability of $10.3 million was determined by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. The total amount paid to date in connection with these environmental remediation activities is $15.4 million. At July 1, 2022, the Company had $1.9 million accrued for these environmental remediation activities. A portion ($0.2 million) of the accrual related to this property is included in other current liabilities, and the balance is included in other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

Offset Agreement

The Company has entered into offset agreements as a condition to obtaining orders from a foreign customer for the Company's JPF product. Offset agreements are designed to return economic value to the foreign country by requiring the Company to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. Such agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects and the purchase by third parties of supplies from in-country vendors. The agreements may also be satisfied through the Company's use of cash for activities, such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. At July 1, 2022, the aggregate amount of the Company's offset agreements had an outstanding notional value of approximately $220.9 million. The amount ultimately applied against offset agreements is based on negotiations with the customer and may require cash outlays that represent only a fraction of the notional value in the offset agreement.

The Company continues to work with the customer to further define the requirements to satisfy the offset agreements. Offset programs typically extend over several years and may provide for penalties in the event the Company fails to perform according to offset requirements. The satisfaction of the offset requirements will be determined by the customer. In the event the offset requirements of the contract are not met, the Company could be liable for potential penalties up to $18.8 million payable to the customer. Failure to satisfy the offset requirements could also negatively impact the Company's ability to attract future orders from this customer. The Company considers these potential penalties to be a reduction to the transaction price in its determination of the value of the performance obligations within these contracts. At July 1, 2022, $16.5 million in contract liabilities associated with the potential penalties of the offset requirements were included on the Company's Condensed Consolidated Balance Sheets.

Guarantee

During 2020, the Company and the USG entered into a Guaranty Agreement, pursuant to which the Company agreed to guarantee the full, complete and satisfactory performance of its subsidiary, Kaman Precision Products, Inc. ("KPPI") under all current and future contracts with the USG. As of the date of this filing, the only contract in place between KPPI and the USG relates to the production and sale of the JPF. KPPI is currently fulfilling the requirements of Option 16. The guarantee was provided in lieu of a periodic financial capability review by the Financial Capacity Team ("FCT") of the Defense Contract Management Agency ("DCMA"). The Company is unable to estimate the maximum potential amount of future payments under the guarantee as it is dependent on costs incurred by the USG in the event of default. Although the Company believes the risk of default is low given the maturity and operational performance of the JPF program, there can be no assurance that the guarantee will not have a material adverse effect on the Company's results of operations, financial position and cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 1, 2022 and July 2, 2021
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

	For the Three Months Ended		For the Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
In thousands, except per share amounts
Net earnings	$4,064	$11,856	$8,092	$19,840

Basic:
Weighted average number of shares outstanding	28,005	27,867	27,977	27,841
Basic earnings per share	$0.15	$0.43	$0.29	$0.71

Diluted(1):
Weighted average number of shares outstanding	28,005	27,867	27,977	27,841
Weighted average shares issuable on exercise of dilutive stock options	54	46	94	49
Total	28,059	27,913	28,071	27,890

Diluted earnings per share	$0.14	$0.42	$0.29	$0.71
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

Equity awards

For the three-month and six-month fiscal periods ended July 1, 2022, respectively, 720,540 and 682,971 shares issuable under equity awards granted to employees were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the periods. For the three-month and six-month fiscal periods ended July 2, 2021, respectively, 482,339 and 461,649 shares issuable under equity awards granted to employees were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the periods.

2024 Convertible Notes

For the three-month and six-month fiscal periods ended July 1, 2022, 3,056,879 shares issuable under Convertible Notes due 2024 were excluded from the diluted earnings per share calculation because their effect was antidilutive. For the three-month and six-month fiscal period ended July 2, 2021, shares issuable under the Convertible Notes due 2024 were excluded from the diluted earnings per share calculation because the conversion price was more than the average market price of the Company's stock during the periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 1, 2022 and July 2, 2021
(Unaudited)
17. SHARE-BASED ARRANGEMENTS

The Company accounts for stock options, restricted stock awards ("RSAs"), restricted stock units and performance stock units ("PSUs") as equity awards and measures the cost of all share-based payments, including stock options, at fair value on the grant date and recognizes this cost in the statement of operations. The Company also has an employee stock purchase plan, which is accounted for as a liability award. Compensation expense for stock options, RSAs, restricted stock units and PSUs is recognized on a straight-line basis over the vesting period of the awards. Throughout the course of the vesting period, the Company monitors the achievement level for the ROIC metric of the PSUs compared to the ROIC target and adjusts the number of shares expected to be earned, and the related compensation expense recorded thereafter, to reflect the most probable outcome. Share-based compensation expense recorded for the three-month and six-month fiscal periods ended July 1, 2022 was $2.7 million and $4.8 million, respectively. Of these amounts, $0.1 million was recorded to restructuring and severance costs in both periods, and the remaining amounts were recorded to selling, general and administrative expenses on the Company's Condensed Consolidated Statements of Operations. Share-based compensation expense recorded for the three-month and six-month fiscal periods ended July 2, 2021 was $2.5 million and $4.2 million, respectively. Of these amounts, $0.2 million was recorded to restructuring and severance costs in both periods, and the remaining amounts were recorded to selling, general and administrative expenses on the Company's Condensed Consolidated Statements of Operations.

Stock option activity was as follows:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2022		July 1, 2022
	Options	Weighted - average exercise price	Options	Weighted - average exercise price
Options outstanding at beginning of period	733,493	$55.29	746,240	$55.14
Granted	—	$—	—	$—
Exercised	—	$42.86	(9,676)	$41.90
Forfeited or expired	(6,802)	$53.53	(9,873)	$40.41
Options outstanding at July 1, 2022	726,691	$55.32	726,691	$55.32

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. No options were granted in the six-month fiscal period ended July 1, 2022. The following table indicates the weighted-average assumptions used in estimating fair value for the six-month fiscal period ended July 2, 2021:

For the Six Months Ended
July 2, 2021
Expected option term (years)	4.9
Expected volatility	35.7%
Risk-free interest rate	0.5%
Expected dividend yield	1.6%
Per share fair value of options granted	$14.89

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 1, 2022 and July 2, 2021
(Unaudited)
17. SHARE-BASED ARRANGEMENTS (CONTINUED)

Restricted stock award and restricted stock unit activity were as follows:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2022		July 1, 2022
	Restricted Stock	Weighted- average grant date fair value	Restricted Stock	Weighted- average grant date fair value
Restricted Stock outstanding at beginning of period	164,791	$47.96	135,351	$53.53
Granted	19,900	$43.15	100,015	$41.94
Vested	(28,731)	$44.84	(75,329)	$49.80
Forfeited or expired	(3,760)	$50.00	(7,837)	$51.51
Restricted Stock outstanding at July 1, 2022	152,200	$47.87	152,200	$47.87

Performance stock unit activity was as follows:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2022		July 1, 2022
	Performance Stock	Weighted- average grant date fair value	Performance Stock	Weighted- average grant date fair value
Performance Stock outstanding at beginning of period	184,405	$60.98	70,163	$70.17
Granted(1)	—	$—	117,885	$54.87
Vested	—	$—	—	$—
Forfeited or expired	(4,285)	$61.38	(7,928)	$61.32
Performance Stock outstanding at July 1, 2022	180,120	$60.55	180,120	$60.55
(1) The PSUs granted in 2022 and 2021 assumed a 100% achievement level.

The fair value of the PSUs based on TSR was estimated on the date of grant using a Monte-Carlo simulation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	For the Six Months Ended
	July 1, 2022	July 2, 2021
Expected term (years)	2.9	2.9
Expected volatility	39.4%	41.3%
Risk-free interest rate	1.7%	0.2%
Expected dividend yield	1.9%	1.4%
Per share fair value of performance stock granted	$68.10	$84.49

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 1, 2022 and July 2, 2021
(Unaudited)
18. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in shareholders’ equity for the three-month fiscal periods ended July 1, 2022, and July 2, 2021, were as follows:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
In thousands
Beginning balance	$786,748	$767,219	796,329	746,438
Comprehensive (loss) income	(5,297)	14,474	(5,725)	38,813
Dividends declared (per share of common stock, $0.20 and $0.20 and $0.40 and $0.40, respectively)	(5,597)	(5,565)	(11,187)	(11,127)
Employee stock plans and related tax benefit	481	648	1,266	1,528
Purchase of treasury shares	(123)	(46)	(698)	(390)
Share-based compensation expense	2,730	2,482	4,811	4,225
Impact of change in accounting standard	—	—	(5,854)	(275)
Ending balance	$778,942	$779,212	$778,942	$779,212

The components of accumulated other comprehensive income (loss) are shown below:

	For the Three Months Ended
	July 1, 2022	July 2, 2021
In thousands
Foreign currency translation and other:
Beginning balance	$3,554	$14,796
Net (gain) loss on foreign currency translation	(10,261)	1,719
Other comprehensive income (loss), net of tax	(10,261)	1,719
Ending balance	$(6,707)	$16,515

Pension and other post-retirement benefits(1):
Beginning balance	$(119,395)	$(129,262)
Amortization of net loss, net of tax expense of $269 and $266, respectively	900	899
Other comprehensive income, net of tax	900	899
Ending balance	$(118,495)	$(128,363)

Total accumulated other comprehensive loss	$(125,202)	$(111,848)
(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
(See Note 14, Pension Plans for additional information.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended July 1, 2022 and July 2, 2021
(Unaudited)
18. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (CONTINUED)

	For the Six Months Ended
	July 1, 2022	July 2, 2021
In thousands
Foreign currency translation and other:
Beginning balance	$8,772	$(717)
Net gain on foreign currency translation	(15,479)	(5,603)
Reclassification to net income(1)	—	22,835
Other comprehensive income (loss), net of tax	(15,479)	17,232
Ending balance	$(6,707)	$16,515

Pension and other post-retirement benefits(2):
Beginning balance	$(120,157)	$(130,104)
Amortization of net loss, net of tax expense of $497 and $516, respectively	1,662	1,741
Other comprehensive income, net of tax	1,662	1,741
Ending balance	$(118,495)	$(128,363)

Total accumulated other comprehensive loss	$(125,202)	$(111,848)
(1) The foreign currency translation reclassified to net income relates to the sale of the Company's UK Composites business. This balance was included in the loss accrual recorded in impairment on assets held for sale on the Company's Consolidated Statement of Operations in the year ended December 31, 2020 (see Note 3, Disposals, for additional information).
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
(See Note 14, Pension Plans for additional information.)

19. INCOME TAXES

	For the Three Months Ended		For the Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021

Effective Income Tax Rate	12.1%	31.7%	18.7%	22.3%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the period. The decrease in the effective tax rate for the three-month and six-month fiscal periods ended July 1, 2022 to the corresponding rates in the prior year were driven by state tax benefits and lower net earnings in the current period. In addition, for the three-month fiscal period, the decrease was primarily caused by a discrete benefit recorded in the prior period related to the sale of the Company’s former UK Composites business.

20. SUBSEQUENT EVENTS

In the second quarter of 2022, the Company entered into an asset purchase agreement to sell certain assets and liabilities of its Mexico operations in the Structures segment. Subsequent to the end of the quarter, the transaction closed on July 29, 2022. See Note 3, Disposals, to the Condensed Consolidated Financial Statements for further information.

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

Executive Summary

In the second quarter, consolidated net sales decreased by 11.9% to $160.8 million compared to the prior year, primarily due to a reduction in sales on our safe and arm devices, partially offset by higher sales in our commercial, business and general aviation products. Gross margin as a percentage of sales decreased in the quarter to 32.4% compared to 34.0% in the prior year period, due to cost growth on our Sikorsky UH-60 BLACK HAWK program and a decline in profitability on our K-MAX® program. Selling, general and administrative expenses ("S,G&A") increased by 1.4% primarily due to $2.0 million in higher corporate development costs associated with the agreement to purchase Parker-Hannifin Corporation's ("Parker") Aircraft Wheel and Brake division. Operating income in the period decreased as a result of the drivers discussed above, higher severance costs and an increase in research and development costs, partially offset by the absence of costs related to the transition services agreement ("TSA").

Other financial highlights

•Net earnings were $4.1 million and $8.1 million for the three-month and six-month fiscal periods ended July 1, 2022, respectively, $7.8 million and $11.7 million lower than the comparable fiscal periods in the prior year, respectively. These reductions were primarily driven by a decrease in operating income and lower non-service pension and post-retirement benefit income, partially offset by lower interest expense. The resulting GAAP diluted earnings per share was $0.14 and $0.29 in the three-month and six-month fiscal periods ending July 1, 2022.
•Cash used in operating activities during the six-month fiscal period ended July 1, 2022, was $27.0 million, $12.2 million more than the cash used in the comparable fiscal period in the prior year. This change was largely driven by timing of collection of payments on outstanding receivables in the prior year, more specifically significant receipts on joint programmable fuze ("JPF") direct commercial sales ("DCS") receivables, partially offset by the absence of approximately $25.1 million in nonrecurring payments to eligible participants of Bal Seal's employee retention plans implemented prior to our acquisition.
•Total unfulfilled performance obligations ("backlog") increased 10.6% to $774.9 million compared to total backlog at December 31, 2021, driven by new orders of our bearings products and seals, springs and contacts, partially offset by revenue recognized for the period.

Recent events

•In July 2022, Carroll K. Lane was appointed segment lead of the Precision Products segment.
•In June 2022, we invested $10.0 million in Near Earth Autonomy, Inc. ("Near Earth"), in exchange for a minority interest in its outstanding equity and one seat on its Board of Directors.
•In June 2022, Niharika Taskar Ramdev was appointed to our Board of Directors.
•In May 2022, we entered into an asset purchase agreement with Parker, pursuant to which we will acquire its Aircraft Wheel and Brake division for a total purchase price of $440.0 million, subject to adjustments, payable in cash.
•In April 2022, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $50.0 million of our common stock.

Impacts from Current Economy

We are currently operating in a period of global economic uncertainty, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Ukraine and Russia, the coronavirus ("COVID-19") pandemic and inflation and rising interest rates. U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions, including the military conflict in Ukraine and the resulting sanctions imposed on Russia. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in credit and capital markets, increases in commodity prices, supply chain interruptions, as well as the potential for increased risk of cyber disruptions. We are continuing to monitor the situation in Ukraine, including its global effects, and assessing its potential impact on our business, including the timing of our sales as certain customers purchase safety stock for their own supply chains. Although our business has not been materially impacted by the ongoing military conflict in Ukraine as of the date of this filing, it is impossible to predict the extent to which our operations, or those of our customers or suppliers, will be impacted, or the ways in which the conflict may impact our business, cash flows or results of operations.

We also continue to monitor the impact of COVID-19 on all aspects of our business and across the geographies in which we operate and serve customers, as well as the extent to which it has impacted and will continue to impact our customers, suppliers and other business partners. We are operating below pre-pandemic levels for our commercial aerospace products and we have seen some disruptions to our supply chain, such as delays in materials and components used in our manufacturing process; however, we continue to meet the demands of our customers. We are encouraged by the recoveries for these products and the strong order intake we saw in the first six months of 2022; however, the developments related to COVID-19 variants make it difficult to predict the timing and magnitude of the recovery.

The U.S. economy is experiencing broad and rapid inflation and rising interest rates, as well as supply issues in material, services and labor due to economic policy, the pandemic and, more recently, the war in Ukraine. These impacts are likely to persist through 2022 and beyond. We cannot predict the impact on the Company’s end markets or input costs nor the ability of the Company to recover cost increases through pricing.

RESULTS OF OPERATIONS

Refer to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Quarterly Report on Form 10-Q for the period ended July 2, 2021 for a discussion of changes for the earliest periods presented.

Net Sales

	For the Three Months Ended		For the Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
	(in thousands)
Net sales	$160,766	$182,394	$318,814	$354,010
$ change	(21,628)	4,504	(35,196)	(31,202)
% change	(11.9)%	2.5%	(9.9)%	(8.1)%

Sales of disposed businesses that did not qualify for discontinued operations	—	—	—	1,704
Organic sales	$160,766	$182,394	$318,814	$352,306
$ change	(21,628)		(33,492)
% change	(11.9)%		(9.5)%

For the Three Months Ended

Net sales for the three-month fiscal period ended July 1, 2022 decreased when compared to the corresponding period in 2021. The decrease in sales was attributable to $30.3 million in lower sales in our Precision Products segment and $2.2 million in lower sales at our Structures segment. The decrease in the Precision Products segment was primarily driven by a $35.2 million reduction in JPF sales due to lower volume in the current year. This decrease was due in part to a $10.7 million JPF DCS delivery we had anticipated making in the second quarter of 2022 which we now expect to occur in the third quarter. This shift to the third quarter does not change our expectations for JPF for the full year. These decreases were partially offset by an increase in sales at our Engineered Products segment. Foreign currency exchange rates relative to the U.S. dollar had an unfavorable impact of $4.0 million on net sales. See Segment Results of Operations and Financial Condition below for further discussion of segment net sales.

The table below summarizes the changes in organic net sales by product line for the three-month fiscal period ended July 1, 2022, compared to the corresponding period in 2021.

Product Line	Increase (Decrease)	$ (in millions)	%
Defense	↓	$(7.7)	(19.4)%
Safe and Arm Devices	↓	$(36.4)	(62.8)%
Commercial, Business and General Aviation	↑	$19.7	48.0%
Medical	↑	$2.1	9.4%
Industrial	↑	$0.7	3.2%

For the Six Months Ended

Net sales for the six-month fiscal period ended July 1, 2022 decreased when compared to the corresponding period in 2021, primarily due to a 9.5% decrease in organic sales and $1.7 million in lower sales due to the sale of our former United Kingdom ("UK") Composites business in early 2021. The decrease in organic sales was attributable to $43.3 million in lower sales in our Precision Products segment and $10.7 million in lower organic sales at our Structures segment. The decrease in the Precision Products segment was primarily driven by a $37.8 million reduction in JPF sales due to lower volume in the current year, as discussed above. These decreases were partially offset by an increase in sales at our Engineered Products segment. Foreign currency exchange rates relative to the U.S. dollar had an unfavorable impact of $6.0 million on net sales. See Segment Results of Operations and Financial Condition below for further discussion of segment net sales.

The table below summarizes the changes in organic net sales by product line for the six-month fiscal period ended July 1, 2022, compared to the corresponding period in 2021.

Product Line	Increase (Decrease)	$ (in millions)	%
Defense	↓	$(19.1)	(23.2)%
Safe and Arm Devices	↓	$(40.7)	(40.9)%
Commercial, Business and General Aviation	↑	$19.4	22.0%
Medical	↑	$4.7	10.8%
Industrial	↑	$2.2	5.7%

Gross Profit

	For the Three Months Ended		For the Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
	(in thousands)
Gross profit	$52,107	$61,946	$102,694	$114,851
$ change	(9,839)	5,278	(12,157)	(9,519)
% change	(15.9)%	9.3%	(10.6)%	(7.7)%
% of net sales	32.4%	34.0%	32.2%	32.4%

For the Three Months Ended

Gross profit decreased for the three-month fiscal period ended July 1, 2022, as compared to the corresponding period in 2021. This decrease was primarily attributable to reductions in JPF sales as discussed above, lower sales and associated gross profit on our defense bearings products, and lower gross margin on certain structures programs. These decreases, totaling $17.6 million, were partially offset by higher sales and associated gross profit on our springs, seals and contacts, commercial bearings products and aftermarket parts.

Gross profit as a percentage of sales decreased for the three-month fiscal period ended July 1, 2022, as compared to the corresponding period in 2021. This decrease was primarily attributable to cost growth on our Sikorsky UH-60 BLACK HAWK program and a decline in profitability of our K-MAX® program. These decreases were partially offset by improved performance on certain composite programs.

For the Six Months Ended

Gross profit decreased for the six-month fiscal period ended July 1, 2022, as compared to the corresponding period in 2021. This decrease was primarily attributable to reductions in JPF sales as discussed above and lower sales and associated gross profit on our defense bearings products and our K-MAX® program. These decreases, totaling $26.7 million, were partially offset by higher sales and associated gross profit on commercial bearings products, aftermarket parts and on our springs, seals and contacts used in medical implantables and medical devices.

Gross profit as a percentage of sales remained relatively flat for the six-month fiscal period ended July 1, 2022, as compared to the corresponding period in 2021. This was primarily attributable to the mix of JPF sales in the period and cost growth on our Sikorsky UH-60 BLACK HAWK program and a decline in profitability of our K-MAX® program, mostly offset by improved performance on certain composite programs.

Selling, General & Administrative Expenses (S,G&A)

	For the Three Months Ended		For the Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
	(in thousands)
S,G&A	$39,250	$38,719	$78,971	$76,847
$ change	531	323	2,124	(14,877)
% change	1.4%	0.8%	2.8%	(16.2)%
% of net sales	24.4%	21.2%	24.8%	21.7%

S,G&A remained relatively flat for the three-month fiscal period ended July 1, 2022, when compared to the corresponding period in 2021. This was primarily attributable to $2.0 million in higher corporate development costs associated with the agreement to purchase Parker's Aircraft Wheel and Brake division and an increase in group insurance costs, mostly offset by a decrease in compensation expense as we realize the benefits from our cost reduction efforts in the prior year.

S,G&A increased for the six-month fiscal period ended July 1, 2022, when compared to the corresponding period in 2021. This was primarily attributable to $2.1 million in higher corporate development costs associated with the agreement to purchase Parker's Aircraft Wheel and Brake division, an increase in group insurance and higher travel expenses as restrictions imposed to limit the spread of COVID-19 are lifting. These increases were partially offset by a decrease in compensation expense as we realize the benefits from our cost reduction efforts in the prior year.

Costs from Transition Service Agreement

	For the Three Months Ended		For the Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
	(in thousands)
Costs from transition services agreement	$—	$999	$—	$1,704

Upon closing the sale of our former Distribution business, the Company entered into a TSA with the buyer, pursuant to which the Company agreed to support the information technology ("IT"), human resources and benefits, tax and treasury functions of the Distribution business for six to twelve months. The buyer exercised an option to extend the support period for up to one additional year for certain services. During the third quarter of 2021, the TSA expired and all services were completed as of the end of the period. As such, there were no costs incurred associated with TSA and no income earned from the TSA in the three-month and six-month fiscal periods ended July 1, 2022. The Company incurred $1.0 million and $1.7 million in costs associated with the TSA, which were partially offset by $0.4 million and $0.9 million in income earned from the TSA in the three-month and six-month fiscal periods ended July 2, 2021, respectively. The income earned from the TSA was included below operating income in income from transition services agreement on the Company's Condensed Consolidated Statement of Operations.

Restructuring and Severance Costs

	For the Three Months Ended		For the Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
	(in thousands)
Restructuring and severance costs	$2,927	$1,516	$3,096	$2,868

The Company has identified workforce reductions and other reductions in certain general and administrative expenses which resulted in $1.9 million and $2.1 million in restructuring and severance costs in the three-month and six-month fiscal periods ended July 1, 2022, respectively. In the three-month and six-month fiscal periods ended July 2, 2021, the Company incurred $1.5 million and $2.9 million in restructuring and severance costs associated with cost reduction efforts. These costs were included in restructuring and severance costs on the Company's Condensed Consolidated Statements of Operations. Actions taken throughout 2021 and 2022 have started to generate savings in the first half of 2022, with total annualized cost savings of approximately $11.9 million being realized by 2024.

In addition to the restructuring and severance costs discussed above, in the three-month and six-month fiscal periods ended July 1, 2022, the Company incurred $1.0 million in other severance expense.

Loss on Sale of Business

	For the Three Months Ended		For the Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
	(in thousands)
Loss on sale of business	$—	$—	$—	$234

In 2020, we received approval from our Board of Directors to sell our UK Composites business. In the fourth quarter of 2020, we accrued a loss of $36.3 million on the anticipated sale. In the first quarter of 2021, we closed on a transaction to sell the UK Composites business. We recorded an additional loss of $0.2 million in the first quarter of 2021 when the sale was finalized.

Operating Income

	For the Three Months Ended		For the Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
	(in thousands)
Operating income	$2,280	$14,832	$5,337	$20,445
$ change	(12,552)	17,602	(15,108)	27,637
% change	(84.6)%	635.5%	(73.9)%	384.3%
% of net sales	1.4%	8.1%	1.7%	5.8%

Operating income decreased for the three-month and six-month fiscal periods ended July 1, 2022, as compared to the corresponding periods in 2021. These decreases were primarily driven by lower operating income at the Precision Products segment and higher severance costs, partially offset by higher operating income at the Engineered Products segment and the absence of costs related to the TSA. In the three-month and six-month fiscal periods ended July 1, 2022, foreign currency exchange rates relative to the U.S. dollar had an unfavorable impact of $0.2 million and $0.3 million, respectively, on operating income. See Segment Results of Operations and Financial Condition below for further discussion of segment operating income.

Interest Expense, Net

	For the Three Months Ended		For the Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
	(in thousands)
Interest expense, net	$1,993	$4,335	$4,474	$8,586

Interest expense, net, generally consists of interest charged on our Credit Agreement, which includes a revolving credit facility, our convertible notes and the amortization of debt issuance costs, offset by interest income. The decrease in interest expense, net for the three-month and six-month fiscal periods ended July 1, 2022 was primarily attributable to lower interest expense associated with our deferred compensation plan and $0.8 million and $1.5 million in lower interest on our convertible notes, respectively, which was a result of the adoption of Accounting Standard Update ("ASU") 2020-06 on January 1, 2022. Refer to Note 2, Recent Accounting Standards, for further information on the adoption of ASU 2020-06.

Effective Income Tax Rate

	For the Three Months Ended		For the Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021

Effective income tax rate	12.1%	31.7%	18.7%	22.3%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the period. The decrease in the effective tax rate for the three-month and six-month fiscal periods ended July 1, 2022 to the corresponding rates in the prior year were driven by state tax benefits and lower net earnings in the current period. In addition, for the three-month fiscal period, the decrease was primarily caused by a discrete benefit recorded in the prior period related to the sale of the Company’s former UK Composites business.

SEGMENT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Engineered Products Segment

Results of Operations

	For the Three Months Ended		For the Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
	(in thousands)
Net sales	$89,765	$78,956	$171,217	$150,735
$ change	10,809	7,018	20,482	(6,979)
% change	13.7%	9.8%	13.6%	(4.4)%

Operating income	$15,467	$9,758	$26,509	$14,664
$ change	5,709	4,106	11,845	(1,568)
% change	58.5%	72.6%	80.8%	(9.7)%
% of net sales	17.2%	12.4%	15.5%	9.7%

Net Sales

Net sales for the three-month and six-month fiscal periods ended July 1, 2022 increased compared to the corresponding periods in 2021, driven by higher sales volume of our commercial bearings products, aftermarket parts and springs, seals and contacts used in medical implantables and industrial applications. These improvements, totaling $14.5 million and $23.5 million, respectively, were partially offset by lower sales volume of our defense bearings products.

Operating Income

Operating income for the three-month and six-month fiscal periods ended July 1, 2022 increased when compared to 2021, primarily due to higher sales and associated gross profit on our seals, springs and contacts used in medical implantables, aftermarket parts and commercial bearings products. These increases in gross profit of $9.6 million and $15.4 million, respectively, were partially offset by lower sales volume and associated gross profit of our defense bearings products.

Precision Products Segment

Results of Operations

	For the Three Months Ended		For the Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
	(in thousands)
Net sales	$41,267	$71,539	$88,816	$132,072
$ change	(30,272)	5,047	(43,256)	(1,282)
% change	(42.3)%	7.6%	(32.8)%	(1.0)%

Operating income	$2,550	$19,429	$5,959	$32,482
$ change	(16,879)	1,017	(26,523)	(1,523)
% change	(86.9)%	5.5%	(81.7)%	(4.5)%
% of net sales	6.2%	27.2%	6.7%	24.6%

Net Sales

Net sales for the three-month and six-month fiscal periods ended July 1, 2022 decreased when compared to 2021, primarily due to reductions of $35.2 million and $37.8 million, respectively, in JPF sales due to lower volume in the current year. These decreases were due in part to a $10.7 million JPF DCS delivery we had anticipated making in the second quarter of 2022 which we now expect to occur in the third quarter. This shift to the third quarter does not change our expectations for JPF for the full year. Additionally contributing to the decrease was lower sales on certain legacy fuzing programs. These decreases were partially offset by higher sales on the AMRAAM® fuzing program. In the three-month fiscal period, these decreases were also partially offset by the sale of a K-MAX® aircraft in the current period.

Operating Income

Operating income for the three-month and six-month fiscal periods ended July 1, 2022 decreased when compared to 2021, primarily attributable to $15.3 million and $23.4 million in lower gross profit, respectively, driven by the impact of JPF sales discussed above and higher research and development costs for the KARGO UAV unmanned aerial system. Additionally, in the six-month fiscal period ended July 1, 2022, lower gross profit on the K-MAX® program and the SH-2G program for New Zealand contributed to the decline in operating income.

Major Programs/Product Lines

Below is a discussion of significant changes in major programs within the Precision Products segment during the first six months of 2022. See our 2021 Form 10-K, including Item 1A, "Risk Factors", for a complete discussion of our major programs.

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

A total of 4,019 fuzes were delivered to our customers during the second quarter of 2022, bringing the year-to-date total to 10,039 fuzes for the six-month fiscal period ended July 1, 2022. We expect to deliver 25,000 to 30,000 fuzes in 2022. Total JPF backlog at July 1, 2022 was $65.5 million, down from $103.4 million at December 31, 2021. Of the $65.5 million in backlog at July 1, 2022, no amounts require the receipt of export approvals, licenses or authorizations from the USG before we are permitted to ship the fuzes outside of the United States.

Our JPF program continues to move through its product lifecycle, reflecting the previously announced decision of the United States Air Force ("USAF") to move to the FMU-139 D/B (which we do not produce) as its primary fuze system. During 2022, we completed the requirements under Option 15, which related solely to the procurement of fuzes by 25 foreign militaries and, and, in 2022, we began to satisfy the requirements under Option 16 which has an expected total value of approximately $43.0 million. Similar to Option 15, this order relates solely to the procurement of fuzes by or in support of foreign militaries and does not include any sales to the USAF. Option 16 extends FMU-152 A/B production into 2023. We have been advised by our customer that Option 16 will be the last order under our JPF contract with the USG. While we do not expect the close-out of our JPF contract with the USG to adversely impact our ability to continue to market the FMU-152 A/B directly to foreign militaries in direct commercial sales transactions, in the event the foreign militaries move to the FMU-139 D/B, our financial condition and results of operations would be materially adversely impacted. We are currently in discussions with a Middle Eastern customer for one or more follow-on orders aggregating to a minimum of $45.0 million. The final value of these orders will be dependent on volume and pricing agreed upon in the completed contracts. If received, these orders would continue to extend the life of the program. DCS orders are subject to export approvals, licenses, or authorizations. The timing and receipt of any such export approvals, licenses, or authorizations are subject to political and geopolitical conditions that are beyond our control.

Structures Segment

Results of Operations

	For the Three Months Ended		For the Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
	(in thousands)
Net sales	$29,734	$31,899	$58,781	$71,203
$ change	(2,165)	(7,561)	(12,422)	(22,941)
% change	(6.8)%	(19.2)%	(17.4)%	(24.4)%

Operating loss	$(830)	$(1,521)	$(1,447)	$(1,201)
$ change	691	285	(246)	(2,749)
% change	45.4%	(15.8)%	(20.5)%	(177.6)%
% of net sales	(2.8)%	(4.8)%	(2.5)%	(1.7)%

Net Sales

Net sales for the three-month and six-month fiscal periods ended July 1, 2022 decreased when compared to 2021, primarily due to the wind down of the AH-1Z program, lower sales on certain composites programs and the disruption of incoming material due to a fire at one of the suppliers for our Sikorsky UH-60 BLACK HAWK program. Additionally, in the six-month fiscal period, lower sales on the A-10 program and the absence of sales from our former UK Composites business contributed to the decrease. These decreases, totaling $8.3 million and $18.1 million, respectively, were partially offset by higher sales on our programs with Rolls Royce, the Sikorsky Combat Rescue Helicopter program, certain structures programs and our imaging program.

Operating Loss

The Structures segment incurred a lower operating loss for the three-month fiscal period ended July 1, 2022 compared to the comparable period in 2021. This change was primarily due to higher sales and gross profit on our Sikorsky Combat Rescue Helicopter program, our imaging program, and certain composite programs. These increases in gross profit of $1.7 million were partially offset by lower sales and associated gross profit on the Sikorsky UH-60 BLACK HAWK program and the AH-1Z program.

The Structures segment incurred a higher operating loss for the six-month fiscal period ended July 1, 2022 compared to the comparable period in 2021. This change was primarily due to lower sales and associated gross profit on the AH-1Z program, our Sikorsky UH-60 BLACK HAWK program and certain composite programs. These decreases in gross profit of $3.2 million were partially offset by higher sales and gross profit on our programs with Rolls Royce, the Sikorsky Combat Rescue Helicopter program, and certain composite programs.

Backlog

	July 1, 2022	December 31, 2021
	(in thousands)
Engineered Products	$224,563	$169,144
Precision Products	196,406	180,082
Structures	353,939	351,697
Total Backlog	$774,908	$700,923

The increase in backlog during the first six months of 2022 was primarily attributable to new orders for our bearings products, our seals, springs and contacts, and our SLAM-ER fuzing program. These increases were partially offset by revenue recognized on the JPF program with the USG and deliveries of our bearings products and springs, seals and contacts.

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

A summary of our consolidated cash flows is as follows:

	For the Six Months Ended
	July 1, 2022	July 2, 2021	2022 vs. 2021
	(in thousands)
Total cash provided by (used in):
Operating activities	$(26,954)	$(14,723)	$(12,231)
Investing activities	(19,179)	(12,201)	(6,978)
Financing activities	(13,778)	(10,620)	(3,158)

Free Cash Flow (a)
Net cash provided by (used in) operating activities	$(26,954)	$(14,723)	$(12,231)
Expenditures for property, plant and equipment	(10,520)	(8,102)	(2,418)
Free cash flow	$(37,474)	$(22,825)	$(14,649)
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

Net cash used in operating activities was $27.0 million for the six-month fiscal period ended July 1, 2022, $12.2 million more than cash used in the comparable period in 2021. This change was largely driven by the timing of collection of payments on outstanding receivables, more specifically significant receipts on JPF DCS receivables in the prior year, and lower net earnings in the current period, partially offset by the absence of approximately $25.1 million in nonrecurring payments to eligible participants of Bal Seal's employee retention plans, a $10.0 million pension contribution paid in the prior year and the timing of accounts payable.

Net cash used in investing activities was $19.2 million for the six-month fiscal period ended July 1, 2022, $7.0 million more than cash used in the comparable period in 2021. This change was primarily attributable to our $10.0 million investment in Near Earth Autonomy in the current period and higher capital expenditures, partially offset by the cash impact of the sale of our former UK Composites business in the prior year.

Net cash used in financing activities was $13.8 million for the six-month fiscal period ended July 1, 2022, $3.2 million more than cash used in the comparable period in 2021. This change was primarily due to debt issuance costs associated with the amendment to our revolving credit agreement, described more fully in Note 13, Debt.

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
•interest payments on outstanding debt;
•income tax payments;
•costs associated with acquisitions and corporate development activities, including the funding of our Aircraft Wheel and Brake acquisition;
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

We incurred $7.4 million of debt issuance costs in connection with the sale of the 2024 Notes, which were allocated between the debt and equity components of the instrument at issuance. Of the total amount, $0.7 million was recorded as an offset to additional paid-in capital. The balance, $6.7 million, was recorded as a contra-debt balance and was being amortized over the term of the 2024 Notes. As a result of the adoption of ASU 2020-06, the amount recorded to additional paid-in capital was reclassified to retained earnings in the cumulative effect adjustment recorded on January 1, 2022. The remaining balance of debt issuance costs is being amortized over the term of the convertible notes. Total amortization expense for the three-month and six-month fiscal periods ended July 1, 2022 and July 2, 2021 was $0.3 million and $0.5 million, respectively. Refer to Note 2, Recent Accounting Standards, for further information on the adoption and impacts of ASU 2020-06.

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

On May 31, 2022, the Credit Agreement was further amended to, among other things, adjust the Total Net Leverage Ratio financial covenant in anticipation of the consummation of the announced acquisition of Parker's Aircraft Wheel and Brake division. Refer to Note 13, Debt, for further information on this amendment.

No amounts were outstanding under the revolving credit facility in the second quarter of 2022; therefore, the interest rate for the period was 0%. We are required to pay a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.150% to 0.250% per annum, based on the Senior Secured Net Leverage Ratio. Fees for outstanding letters of credit range from 1.125% to 1.625%, based on the Senior Secured Net Leverage Ratio. There were no bank borrowings during the six-month fiscal period ended July 1, 2022 and the year ended December 31, 2021.

The following table shows the amounts available for borrowing under the Company's revolving credit facility:

	July 1, 2022	December 31, 2021
In thousands
Total facility	$800,000	$800,000
Amounts outstanding, excluding letters of credit	—	—
Amounts available for borrowing, excluding letters of credit	800,000	800,000
Letters of credit under the credit facility(1)(2)	51,630	92,646
Amounts available for borrowing	$748,370	$707,354

Amounts available for borrowing subject to EBITDA, as defined by the Credit Agreement(3)	$283,416	$409,914
(1) The Company has entered into standby letters of credit issued on the Company's behalf by financial institutions, and directly issued guarantees to third parties primarily related to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit generally are available for draw down in the event the Company does not perform its obligations.
(2) Of these amounts, $46.1 million and $86.3 million letters of credit relate to a JPF DCS contract in the periods ended July 1, 2022 and December 31, 2021.
(3) Amounts available for borrowing subject to EBITDA reflect the minimum borrowing capacity under EBITDA, subject to adjustments. On May 31, 2022, the Credit Agreement was further amended to, among other things, adjust the Total Net Leverage Ratio financial covenant in anticipation of the consummation of the announced acquisition of Parker's Aircraft Wheel and Brake division. If our Total Net Leverage Ratio was adjusted to 5.00 to 1.00 as of July 1, 2022, the amount available for borrowing subject to EBITDA would be $395.5 million. Refer to Note 13, Debt, for further information on this amendment.

Debt issuance costs in connection with the Credit Agreement have been capitalized and are being amortized over the term of the agreement. In 2019, we incurred $3.6 million of debt issuance costs in connection with the amendment and restatement of the Credit Agreement. An additional $4.2 million of debt issuance costs were incurred in connection with the amendment of the Credit Agreement in 2022. Total amortization expense for the three-month fiscal periods ended July 1, 2022 and July 2, 2021 was $0.3 million and $0.2 million, respectively. Total amortization expense for the six-month fiscal periods ended July 1, 2022 and July 2, 2021 was $0.5 million and $0.4 million, respectively.

Other Sources/Uses of Capital

Near Earth Autonomy

Concurrent with the $10.0 million investment we made into Near Earth Autonomy, we entered into a Master Technology Maturation Agreement for a five-year initial term. The agreement requires the Company to contract with Near Earth Autonomy for a minimum spend of $1.0 million per year of the Company's own funds or $2.0 million per year from any source of revenue arranged by the Company.

Letters of Credit

Of the standby letters of credit under our credit facility, $46.1 million in letters of credit relate to a JPF DCS contract, including the offset agreement. In the event that we default on the contract and we are unable to fulfill our contractual obligations, our customer has the ability to draw on the letters of credit.

Pension Plans

Management regularly monitors pension plan asset performance and the assumptions used in the determination of our benefit obligation, comparing them to actual performance. We continue to believe the assumptions selected are valid due to the long-term nature of our benefit obligation.

No contributions are expected to be made to the qualified pension plan during 2022. The Company contributed $0.3 million to the SERP through the end of the second quarter of 2022 and plans to contribute an additional $0.2 million to the SERP in 2022. For the 2021 plan year, the Company contributed $10.0 million to the qualified pension plan and $2.7 million to the SERP.

Effective December 31, 2015, our qualified pension plan was frozen with respect to future benefit accruals. Under USG Cost Accounting Standard (“CAS”) 413, we must calculate the USG’s share of any pension curtailment adjustment calculated resulting from the freeze. Such adjustments can result in an amount due to the USG for pension plans that are in a surplus position or an amount due to the contractor for plans that are in a deficit position. During the fourth quarter of 2016, we accrued a $0.3 million liability representing our estimate of the amount due to the USG based on our pension curtailment calculation, which was submitted to the USG for review in December 2016. We have maintained our accrual at $0.3 million as of July 1, 2022. There can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on our results of operations, financial position and cash flows.

Share-based Arrangements

As of July 1, 2022, future compensation costs related to non-vested stock options, restricted stock grants and performance stock grants is $12.9 million. The Company anticipates that this cost will be recognized over a weighted-average period of 2.1 years.

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

Organic Sales (in thousands)
	For the Three Months Ended		For the Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Net sales	$160,766	$182,394	$318,814	$354,010
Acquisition sales	—	—	—
Sales of disposed businesses that did not qualify for discontinued operations	—	—	—	1,704
Organic Sales	$160,766	$182,394	$318,814	$352,306

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes outside the ordinary course of business in our contractual obligations or off-balance sheet arrangements during the first six months of 2022. See our 2021 Form 10-K for a discussion of our contractual obligations and off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the Company’s exposure to market risk during the first six months of 2022. See the Company’s 2021 Form 10-K for a discussion of the Company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended, as of July 1, 2022. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of July 1, 2022, our disclosure controls and procedures were effective.

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

While it is not possible to predict the outcome of these matters with certainty, based upon available information, management believes that all settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in legal proceedings and that can be reasonably estimated are accrued for at July 1, 2022. Despite this analysis, there can be no assurance that the final outcome of these matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

As of July 1, 2022, neither the Company nor any of its subsidiaries was a party, nor was any of its or their property subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company and its subsidiaries. Additional information relating to certain of these matters is set forth in Note 15, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements.

Environmental Matters

The Company and its subsidiaries are subject to numerous U.S. federal, state and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities (including past activities of companies we have acquired). From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which may include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. While it is not possible to predict the outcome of these proceedings, in the opinion of management, any payments we may be required to make as a result of all such claims in existence at July 1, 2022, will not have a material adverse effect on our business, financial condition and results of operations or cash flows.

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

The COVID-19 pandemic has created significant disruption and uncertainty in the global economy. The public health issues resulting from COVID-19 and the precautionary measures instituted by governments and businesses to mitigate its spread, such as quarantines, travel restrictions, business curtailments and school closures, have resulted in business and manufacturing disruptions, plant closures, inventory shortages, delivery delays, supply chain disruptions, and order reductions, cancellations and deferrals, all of which have adversely affected our business, results of operations, financial condition and cash flows. Although we continue to meet the demands of our customers, we have seen some disruptions in our supply chain, such as delays in materials and components used in our manufacturing process, and we continue to operate below pre-pandemic levels for our commercial aerospace products. We are encouraged by the recoveries for these products and the strong order intake we saw in the first six months of 2022; however, the extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, the severity and duration of the pandemic and the effectiveness of actions taken globally to contain or mitigate its effects. Even after the COVID-19 pandemic has subsided, we may experience adverse impacts to our business due to any resulting economic recession or depression. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has, and may continue to, adversely impact our stock price and our ability to access capital markets. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this report and the Company’s 2021 Form 10-K, such as those relating to our products and financial performance.

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
•Inflation, which has caused our suppliers to raise prices that we may not be able to pass on to our customers, which could adversely impact our business, including competitive position, market share and margins;
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
•The political stability and leadership of countries where our customers and suppliers reside, including military activity, training and threat levels, any adverse changes in which could negatively impact our financial results, such as the effects of the ongoing war in Ukraine. These effects include adverse impacts on energy availability and prices, natural materials availability and pricing, sanctions, loss of company markets and financial market impacts; and
•The volatility in equity capital markets which may continue to adversely affect the market price of our common shares, which may affect our ability to fund our business through the sale of equity securities and retain key employees through our equity compensation plans.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of common stock by the Company during the three-month fiscal period ended July 1, 2022:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan(b) (in thousands)
April 2, 2022 - April 29, 2022	1,949	$42.08	—	$50,000
April 30, 2022 - May 27, 2022	—	$—	—	$50,000
May 28, 2022 - July 1, 2022	1,105	$36.88	—	$50,000
Total	3,054		—

(a) During the second quarter of 2022 the Company purchased 3,054 shares in connection with employee tax withholding obligations as permitted by our equity compensation plans, which are SEC Rule 16b-3 qualified compensation plans. These were not purchases under our publicly announced program.

(b) On April 20, 2022, the Company announced that its Board of Directors approved a $50.0 million share repurchase program. This plan replaces the authorization approved in April 2015. For additional information, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Other Sources/Uses of Capital" in this Form 10-Q for the three-month fiscal period ended July 1, 2022.

Item 6.     Index To Exhibits

2.1
Asset Purchase Agreement, dated May 21, 2022, by and among Parker-Hannifin Corporation, an Ohio corporation, Kaman Newco, LLC, a Delaware limited liability company, and, solely for purposes of Section 10.18 of such Agreement, Kaman Aerospace Group, Inc., a Connecticut corporation. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 21, 2022, File No. 001-35419)(1).
Previously Filed
10.1
Amendment No. 2, dated May 31, 2022, to the Second Amended and Restated Credit and Guaranty Agreement, dated as of December 31, 2019, by and among Kaman Corporation and JPMorgan Chase, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 31, 2022, File No. 001-35419).
Previously Filed
10.2
Form of Change in Control Agreement by and between the Company and certain of its executive officers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 8, 2022, File No. 001-35419).*
Previously Filed
10.2(a)	Schedule identifying agreements substantially identical to the form of Change in Control Agreement filed as Exhibit 10.2 hereto.*	Filed Herewith
10.3	Form of Nonqualified Stock Option Agreement under the Amended and Restated Kaman Corporation 2013 Management Incentive Plan, for awards granted on or after June 8, 2022.*	Filed Herewith
10.4	Separation and General Release of Claims Agreement between the Company and Darlene R. Smith, dated as of July 7, 2022.*	Filed Herewith
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934	Filed Herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934	Filed Herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101

* Management contract or compensatory plan.
(1) Schedules and exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. Copies of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

Kaman Corporation and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAMAN CORPORATION
Registrant
Date:	August 4, 2022		/s/ Ian K. Walsh
		By:	Ian K. Walsh
Chairman, President and
Chief Executive Officer

Date:	August 4, 2022		/s/ James G. Coogan
		By:	James G. Coogan
Senior Vice President and
Chief Financial Officer