Form 10-Q
period 2022-09-30
KAMAN Corp
filed 2022-11-01
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2022
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ______

Commission File Number:	001-35419

KAMAN CORPORATION
(Exact name of registrant as specified in its charter)

Connecticut	06-0613548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1332 Blue Hills Avenue,	Bloomfield,	Connecticut	06002
(Address of principal executive offices)			(Zip Code)

(860)	243-7100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($1 par value)	KAMN	New York Stock Exchange LLC

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

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

At October 28, 2022, there were	28,018,895	shares of Common Stock outstanding.

PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts) (Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$31,358	$140,800
Accounts receivable, net	102,477	73,524
Contract assets	117,828	112,354
Contract costs, current portion	822	850
Inventories	221,815	193,100
Income tax refunds receivable	15,865	13,832
Other current assets	15,749	12,083
Total current assets	505,914	546,543
Property, plant and equipment, net of accumulated depreciation of $260,640 and $251,888, respectively	198,866	197,822
Operating right-of-use assets, net	7,523	11,011
Goodwill	390,734	240,681
Other intangible assets, net	385,478	138,074
Deferred income taxes	15,711	15,717
Contract costs, noncurrent portion	9,865	10,249
Investment in Near Earth Autonomy	10,000	—
Other assets	40,443	38,385
Total assets	$1,564,534	$1,198,482
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable – trade	$37,267	$42,134
Accrued salaries and wages	31,952	38,892
Contract liabilities, current portion	3,932	2,945
Operating lease liabilities, current portion	3,633	4,502
Income taxes payable	183	386
Other current liabilities	38,404	32,076
Total current liabilities	115,371	120,935
Long-term debt, excluding current portion, net of debt issuance costs	609,800	189,421
Deferred income taxes	6,194	6,506
Underfunded pension	5,574	21,786
Contract liabilities, noncurrent portion	20,477	16,528
Operating lease liabilities, noncurrent portion	4,569	7,140
Other long-term liabilities	35,940	39,837
Commitments and contingencies (Note 15)
Shareholders' equity:
Preferred stock, $1 par value, 200,000 shares authorized; none outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; voting; 30,620,003 and 30,434,269 shares issued, respectively	30,620	30,434
Additional paid-in capital	243,330	248,153
Retained earnings	749,007	750,445
Accumulated other comprehensive income (loss)	(134,256)	(111,385)
Less 2,604,564 and 2,573,896 shares of common stock, respectively, held in treasury, at cost	(122,092)	(121,318)
Total shareholders’ equity	766,609	796,329
Total liabilities and shareholders’ equity	$1,564,534	$1,198,482
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts) (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Net sales	$172,004	$179,836	$490,818	$533,846
Cost of sales	116,179	116,771	332,299	355,930
Gross profit	55,825	63,065	158,519	177,916
Selling, general and administrative expenses	49,009	39,335	127,980	116,182
Research and development costs	3,937	2,540	14,265	10,004
Intangible asset amortization expense	3,118	2,624	8,024	7,898
Costs from transition services agreement	—	24	—	1,728
Restructuring and severance costs	(243)	2,611	2,853	5,479
(Gain) loss on sale of business	(457)	—	(457)	234
Net loss (gain) on sale of assets	15	(31)	71	(16)
Operating income	446	15,962	5,783	36,407
Interest expense, net	3,614	3,646	8,088	12,232
Non-service pension and post-retirement benefit income	(5,142)	(6,612)	(15,429)	(19,832)
Income from transition services agreement	—	(14)	—	(931)
Other expense (income), net	1,221	(172)	2,415	275
Earnings before income taxes	753	19,114	10,709	44,663
Income tax expense	128	4,447	1,992	10,156
Net earnings	$625	$14,667	$8,717	$34,507

Earnings per share:
Basic earnings per share	$0.02	$0.53	$0.31	$1.24
Diluted earnings per share	$0.02	$0.53	$0.31	$1.24
Average shares outstanding:
Basic	28,037	27,882	27,997	27,855
Diluted	28,088	27,888	28,076	27,889

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Net earnings	$625	$14,667	$8,717	$34,507
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments and other	(9,875)	(4,342)	(25,354)	12,890
Change in pension and post-retirement benefit plan liabilities, net of tax expense of $259 and $257 and $756 and $773, respectively	821	868	2,483	2,609
Other comprehensive (loss) income	(9,054)	(3,474)	(22,871)	15,499
Comprehensive (loss) income	$(8,429)	$11,193	$(14,154)	$50,006

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS KAMAN CORPORATION AND SUBSIDIARIES (In thousands) (Unaudited)

	For the Nine Months Ended
	September 30, 2022	October 1, 2021
Cash flows from operating activities:
Net earnings	$8,717	$34,507
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	27,037	27,474
Amortization of debt issuance costs	1,882	1,406
Accretion of convertible notes discount	—	2,191
Provision for doubtful accounts	619	373
(Gain) loss on sale of business	(457)	234
Net loss (gain) on sale of assets	71	(16)
Net loss on derivative instruments	2,670	815
Stock compensation expense	6,145	5,684
Non-cash consideration received for blade exchange	(827)	—
Deferred income taxes	1,600	4,822
Changes in assets and liabilities, excluding effects of acquisitions/divestitures:
Accounts receivable	(23,640)	71,434
Contract assets	(5,405)	(19,940)
Contract costs	452	(99)
Inventories	(21,187)	(12,435)
Income tax refunds receivable	(2,040)	3,145
Operating right of use assets	3,347	1,739
Other assets	(3,682)	1,042
Accounts payable - trade	(8,780)	(21,829)
Contract liabilities	4,246	(24,036)
Operating lease liabilities	(3,296)	(1,810)
Acquired retention plan payments	—	(25,108)
Other current liabilities	(4,591)	(2,698)
Income taxes payable	(227)	1,173
Pension liabilities	(13,309)	(29,256)
Other long-term liabilities	(3,045)	(4,689)
Net cash (used in) provided by operating activities	(33,700)	14,123
Cash flows from investing activities:
Proceeds from sale of business, net of cash on hand	1,200	(3,428)
Expenditures for property, plant & equipment	(17,626)	(11,364)
Investment in Near Earth Autonomy	(10,000)	—
Acquisition of businesses	(441,340)	—
Other, net	1,238	(502)
Net cash used in investing activities	(466,528)	(15,294)
Cash flows from financing activities:
Net borrowings under revolving credit agreement	412,000	—
Purchase of treasury shares	(762)	(459)
Dividends paid	(16,760)	(16,672)
Debt issuance costs	(4,285)	—
Other, net	1,725	4,086
Net cash provided by (used in) financing activities	391,918	(13,045)
Net decrease in cash and cash equivalents	(108,310)	(14,216)
Effect of exchange rate changes on cash and cash equivalents	(1,132)	(415)
Cash and cash equivalents and restricted cash at beginning of period (See Note 3)	140,800	136,089
Cash and cash equivalents and restricted cash at end of period	$31,358	$121,458
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three-month and nine-month fiscal periods ended September 30, 2022 and October 1, 2021
(Unaudited)

1. BASIS OF PRESENTATION

Following the sale of the Company's Distribution business in 2019, the Company operated as one segment. In the fourth quarter of 2021, our Chief Operating Decision Maker ("CODM") established a new structure for the Company to better align the Company's businesses to support capital allocation plans, portfolio management and growth. This new structure resulted in the introduction of three reportable segments: Engineered Products, Precision Products and Structures. See Note 5, Revenue and Segment Information, for 2022 financial results by segment and a recast of financial results by segment for the three-month and nine-month fiscal periods ended October 1, 2021.

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

The Company has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The third quarters for 2022 and 2021 ended on September 30, 2022, and October 1, 2021, respectively.

2. RECENT ACCOUNTING STANDARDS

Recent Accounting Standards Adopted

In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2021-08, "Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers". The amendments in this standard update address diversity and inconsistency related to the recognition and measurement of contract assets and contract liabilities acquired in a business combination and require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. This standard update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the standard is permitted, including adoption in an interim period. The Company early adopted this standard in the third quarter of 2022, including the practical expedient that allowed the Company to utilize the terms that existed as of the latest contract modification date to determine the transaction price and performance obligations. The adoption of this standard update did not have a material impact on the Company's consolidated financial statements.

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
For the three-month and nine-month fiscal periods ended September 30, 2022 and October 1, 2021
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

Beginning in 2022, the Company will calculate diluted EPS using the if-converted method for its convertible debt instruments, which is not expected to have a material impact on the consolidated results. Historically, the Company used the treasury stock method to calculate diluted EPS for its convertible debt instruments. In the third quarter of 2022, there was no impact as diluted EPS calculated to $0.02 and $0.31, respectively, using both the if-converted method and treasury stock method. Refer to Note 13, Debt, for further information on the Company's convertible notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 30, 2022 and October 1, 2021
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 30, 2022 and October 1, 2021
(Unaudited)
3. DISPOSALS

Mexico Business

In the third quarter of 2022, the Company sold certain assets and liabilities of its Mexico operations in the Structures segment. The transaction did not meet the criteria set forth in ASC 205-20 for discontinued operations as it does not reflect a significant strategic shift that would have a major effect on the Company's operations or financial results. In the three-month and nine-month fiscal periods ended September 30, 2022, the Company recorded a gain on the sale of $0.5 million, which was included in (gain) loss on sale of business on the Company's Condensed Consolidated Statement of Operations.

UK Composites Business

In the fourth quarter of 2020, the Company received approval from its Board of Directors to sell its United Kingdom ("UK") Composites division. The sale of the UK Composites business did not meet the criteria set forth in ASC 205-20 for discontinued operations as it did not reflect a significant strategic shift that would have a major effect on the Company's operations or financial results. As a result of the approved plan, the UK Composites division met the criteria set forth in ASC 205-20 for held for sale presentation at December 31, 2020. At December 31, 2020, the assets of the UK Composites business were considered impaired as the estimated fair value of the disposal group was lower than the estimated carrying value of the UK Composites business. As such, the assets of the UK Composites business were written off and the related liabilities of the UK division to be sold were reclassified to liabilities held for sale, as of December 31, 2020 on the Company's Consolidated Balance Sheet. The Company recorded an impairment loss of $36.3 million in the year ended December 31, 2020. The Company sold its UK Composites division in a transaction that closed on February 2, 2021. In the first quarter of 2021, when the sale was finalized, the Company recorded an additional loss of $0.2 million, which was included in (gain) loss on sale of business on the Company's Condensed Consolidated Statement of Operations for the nine-month fiscal period ended October 1, 2021, resulting in a total loss on the sale of the UK Composites business of $36.5 million.

Cash and cash equivalents and restricted cash at the beginning of the period on the Company's Condensed Consolidated Statement of Cash Flows for the nine-month fiscal period ended October 1, 2021 included $6.6 million of cash that was included in the UK Composites business disposal group. Given the assets of the disposal group were recognized net of the impairment recorded in the year ended December 31, 2020, such amounts were not reflected on the Company's Consolidated Balance Sheet at December 31, 2020.

Distribution Business

On August 26, 2019, the Company completed the sale of its Distribution business. Upon closing, the Company entered into a transition services agreement ("TSA") with the buyer, pursuant to which the Company agreed to support the information technology ("IT"), human resources and benefits, tax and treasury functions of the Distribution business for six to twelve months. The buyer exercised an option to extend the support period for up to one additional year for certain services. During the third quarter of 2021, the TSA expired and all services were completed as of the end of the period. As such, there was no activity associated with the TSA in 2022. Through the term of the TSA, the Company incurred $18.9 million in costs and earned $13.0 million in income associated with the TSA. Costs and income earned associated with the TSA in the three-month fiscal period ended October 1, 2021 were not material. The Company incurred $1.7 million in costs and earned $0.9 million in income associated with the TSA in the nine-month fiscal period ended October 1, 2021. These amounts were included in costs from transition services agreement and income from transition services agreement on the Company's Condensed Consolidated Statements of Operations, respectively.

Since the sale of the Distribution business, cash outflows from the Company to its former Distribution business totaled $8.7 million through September 30, 2022, which primarily related to Distribution employee and employee-related costs incurred prior to the sale. There were no cash flows from the Company to its former Distribution business in the nine-month fiscal periods ended September 30, 2022 and October 1, 2021. Since the sale of the Distribution business, cash inflows from the Company's former Distribution business to the Company totaled $19.2 million through September 30, 2022, which primarily related to cash received for services performed under the TSA and the $5.2 million working capital adjustment settled in the first quarter of 2020. Cash inflows from the Company's former Distribution business received in the nine-month fiscal period ended October 1, 2021 totaled $1.8 million. Cash inflows from the former Distribution business were not material in 2022.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 30, 2022 and October 1, 2021
(Unaudited)
4. BUSINESS COMBINATIONS AND INVESTMENTS

Aircraft Wheel & Brake

On September 16, 2022, the Company acquired all of the assets and related liabilities of Parker-Hannifin Corporation's ("Parker") Aircraft Wheel and Brake division ("the Acquisition"), of Avon, Ohio, at a purchase price of $441.3 million. Aircraft Wheel and Brake is a leader in the design, development, qualification, manufacturing and assembly, product support and repair of wheels, brakes and related hydraulic components for fixed-wing aircraft and rotorcraft. With this acquisition, the Company has expanded its portfolio of engineered products, broadening the number of offerings available to serve customers across a range of critical applications and has increased the Company's exposure within the aerospace and defense end markets.

This acquisition was accounted for under the acquisition method. The assets acquired and liabilities assumed were recorded based on their fair values at the date of acquisition as follows (in thousands):

Accounts receivable	$7,635
Contract assets	171
Inventories	11,246
Property, plant and equipment	7,686
Goodwill	162,390
Other intangible assets	257,900
Contract costs, noncurrent	41
Liabilities	(5,729)
Net assets acquired	441,340
Less cash received	—
Net consideration	$441,340

The preliminary purchase price allocation for the Acquisition was based upon a preliminary valuation and the Company's estimates and assumptions for this acquisition are subject to change as the Company obtains additional information during the measurement period. The principal areas of the purchase price allocation that are not yet finalized relate to the validation of certain forecasted cash flows used to value the identifiable intangible assets. These purchase price allocations will be finalized within the one-year measurement period.

The goodwill associated with this acquisition is tax deductible and is the result of expected synergies from combining the operations of the acquired business with the Company's operations and intangible assets that do not qualify for separate recognition, such as an assembled workforce. The goodwill associated with this acquisition was recognized in the Engineered Products segment. The Company is evaluating the assignment of goodwill to a reporting unit.

The fair value of the identifiable intangible assets totaling $257.9 million, consisting of customer relationships and acquired backlog, was determined using the income approach, specifically, a multi-period excess earnings method. The fair values of the customer relationships and backlog of $244.5 million and $13.4 million, respectively, are being amortized based on the economic period of benefit over a period of 24 years and two years, respectively. These amortization periods represent the estimated useful life of the assets.

Aircraft Wheel and Brake's results of operations have been included in the Company's financial statements for the period subsequent to the completion of the acquisition on September 16, 2022. Aircraft Wheel and Brake contributed $2.7 million of revenue and $1.1 million of operating loss for both the three-month and nine-month fiscal periods ended September 30, 2022. The following table reflects the pro forma operating results of the Company for the three-month and nine-month fiscal periods ended September 30, 2022 and October 1, 2021, which gives effect to the Acquisition as if the company had been acquired on January 1, 2021. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of the operating results that would have occurred had the Acquisition been effective January 1, 2021, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the historical financial results of the Company and the acquired business adjusted for certain items discussed below. The pro forma information does not include the effects of any synergies, cost reduction initiatives or anticipated integration costs related to the Acquisition.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 30, 2022 and October 1, 2021
(Unaudited)
4. BUSINESS COMBINATIONS AND INVESTMENTS (CONTINUED)

Aircraft Wheel & Brake - continued

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
In thousands
Net sales	188,554	197,154	543,817	584,693
Net earnings	9,855	13,553	18,384	19,475

These pro forma results include adjustments such as inventory step-up, amortization of acquired intangible assets, depreciation of acquired plant, property, and equipment and interest expense on debt financing in connection with the Acquisition. Material pro forma adjustments directly attributable to the Acquisition for the three-month and nine-month fiscal period ended September 30, 2022 include:

•Increases in depreciation of $0.1 million and $0.5 million relating to fixed assets acquired;
•Increases in amortization of $1.8 million and $7.9 million relating to intangible assets acquired;
•Decreases in selling, general & administrative costs of $10.1 million and $12.1 million relating to transaction costs for the Acquisition;
•Increases in interest expense of $3.4 million and $11.4 million relating to debt financing in connection with the Acquisition; and
•Increase in income tax expense of $1.0 million for the three-month fiscal period and decrease in income tax expense of $1.6 million for the nine-month fiscal period relating to the above adjustments.

Material pro forma adjustments directly attributable to the Acquisition for the three-month fiscal period ended September 30, 2021 include:

•Increase in depreciation of $0.2 million relating to fixed assets acquired;
•Increase in amortization of $3.8 million relating to intangible assets acquired;
•Increase in interest expense of $4.1 million relating to debt financing in connection with the Acquisition; and
•Decrease in income tax expense of $1.7 million relating to the above adjustments.

Material pro forma adjustments directly attributable to the Acquisition for the nine-month fiscal period ended September 30, 2021 include:

•Increase in depreciation of $0.5 million relating to fixed assets acquired;
•Increase in amortization of $11.3 million relating to intangible assets acquired;
•Increase in selling, general & administrative costs of $12.1 million relating to transaction costs for the Acquisition;
•Increase in interest expense of $12.2 million relating to debt financing in connection with the Acquisition;
•Increase in cost of sales of $2.3 million relating to the step-up of acquired inventory; and
•Decrease in income tax expense of $8.0 million relating to the above adjustments.

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

In accordance with ASC 321, Investments - Equity Securities, the Company elected to apply the measurement alternative and accounted for the investment as an equity interest, initially measured at cost. The investment was included in Investment in Near Earth Autonomy on the Company's Condensed Consolidated Balance Sheets as of September 30, 2022. Upon observable transaction prices or impairment, the Company will remeasure the investment at fair value.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 30, 2022 and October 1, 2021
(Unaudited)
4. BUSINESS COMBINATIONS AND INVESTMENTS (CONTINUED)

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

The Engineered Products segment serves the aerospace and defense, industrial and medical markets providing sophisticated proprietary aircraft bearings and components; super precision, miniature ball bearings; proprietary spring energized seals, springs and contacts; and wheels, brakes and related hydraulic components for helicopters and fixed-wing and UAV aircraft.

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

Summarized financial information by business segment is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
In thousands
Net sales:
Engineered Products	$92,052	$84,399	$263,269	$235,134
Precision Products	46,282	63,584	135,098	195,656
Structures	33,670	31,853	92,451	103,056
Net sales	$172,004	$179,836	$490,818	$533,846
Operating income (loss):
Engineered Products	$14,156	$14,931	$40,665	$29,595
Precision Products	5,730	13,792	11,689	46,274
Structures	71	330	(1,376)	(871)
Corporate expense	(20,196)	(10,487)	(42,728)	(31,166)
Other unallocated income (expenses), net(1)	685	(2,604)	(2,467)	(7,425)
Operating income	$446	$15,962	$5,783	$36,407
(1) Other unallocated expenses (income), net include costs from the TSA, restructuring and severance costs, (gain) loss on sale of business, and net loss (gain) on sale of assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 30, 2022 and October 1, 2021
(Unaudited)
5. REVENUE AND SEGMENT INFORMATION (CONTINUED)

Disaggregation of Revenue

The following tables disaggregate segment revenue by major product line:

	For the Three Months Ended
	September 30, 2022
	Engineered Products	Precision Products	Structures	Total
In thousands
Defense	$13,356	$5,171	$20,805	$39,332
Safe and Arm Devices	—	37,460	—	37,460
Commercial, Business & General Aviation	39,852	2,457	11,006	53,315
Medical	21,782	—	1,859	23,641
Industrial & Other	17,062	1,194	—	18,256
Total revenue	$92,052	$46,282	$33,670	$172,004

	For the Three Months Ended
	October 1, 2021
	Engineered Products	Precision Products	Structures	Total
In thousands
Defense	$15,856	$7,263	$19,898	$43,017
Safe and Arm Devices	—	49,393	—	49,393
Commercial, Business & General Aviation	29,711	4,953	10,082	44,746
Medical	20,123	—	1,873	21,996
Industrial & Other	18,709	1,975	—	20,684
Total revenue	$84,399	$63,584	$31,853	$179,836

	For the Nine Months Ended
	September 30, 2022
	Engineered Products	Precision Products	Structures	Total
In thousands
Defense	$32,351	$17,122	$53,158	$102,631
Safe and Arm Devices	—	96,345	—	96,345
Commercial, Business & General Aviation	109,874	18,119	33,138	161,131
Medical	65,614	—	6,155	71,769
Industrial & Other	55,430	3,512	—	58,942
Total revenue	$263,269	$135,098	$92,451	$490,818

	For the Nine Months Ended
	October 1, 2021
	Engineered Products	Precision Products	Structures	Total
In thousands
Defense	$38,941	$21,516	$65,951	$126,408
Safe and Arm Devices	—	148,985	—	148,985
Commercial, Business & General Aviation	81,643	20,727	31,464	133,834
Medical	59,800	—	5,641	65,441
Industrial & Other	54,750	4,428	—	59,178
Total revenue	$235,134	$195,656	$103,056	$533,846

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 30, 2022 and October 1, 2021
(Unaudited)
5. REVENUE AND SEGMENT INFORMATION (CONTINUED)

Disaggregation of Revenue - continued

The following table disaggregates total revenue by product types.

	For the Three Months Ended				For the Three Months Ended
	September 30, 2022				October 1, 2021
	Engineered Products	Precision Products	Structures	Total	Engineered Products	Precision Products	Structures	Total
Original Equipment Manufacturer	40%	2%	19%	61%	35%	3%	18%	56%
Aftermarket	14%	3%	—%	17%	12%	5%	—%	17%
Safe and Arm Devices	—%	22%	—%	22%	—%	27%	—%	27%
Total revenue	54%	27%	19%	100%	47%	35%	18%	100%

	For the Nine Months Ended				For the Nine Months Ended
	September 30, 2022				October 1, 2021
	Engineered Products	Precision Products	Structures	Total	Engineered Products	Precision Products	Structures	Total
Original Equipment Manufacturer	41%	4%	19%	64%	34%	5%	19%	58%
Aftermarket	12%	4%	—%	16%	10%	4%	—%	14%
Safe and Arm Devices	—%	20%	—%	20%	—%	28%	—%	28%
Total revenue	53%	28%	19%	100%	44%	37%	19%	100%

Disaggregation of Research and Development Costs

The following table presents research and development costs by segment:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
In thousands
Engineered Products	$2,106	$1,826	$6,470	$6,429
Precision Products	1,812	540	7,599	3,378
Structures	19	174	196	197
Total research and development costs	$3,937	$2,540	$14,265	$10,004

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 30, 2022 and October 1, 2021
(Unaudited)
5. REVENUE AND SEGMENT INFORMATION (CONTINUED)

Disaggregation of Assets

Summarized asset information by business segment is as follows:

	September 30, 2022	December 31, 2021
In thousands
Engineered Products	$1,044,671	$623,899
Precision Products	289,680	250,146
Structures	133,232	125,027
Corporate(1)	96,951	199,410
Total identifiable assets(2)	$1,564,534	$1,198,482
(1) For the periods presented, the corporate identifiable assets are principally comprised of cash, short-term and long-term deferred income tax assets, cash surrender value of life insurance policies and fixed assets.
(2) Identifiable assets are assets at their respective net carrying values segregated as to segment and corporate use.

The increase in total assets was primarily due to the acquisition of Aircraft Wheel and Brake in the Engineered Products segment, partially offset by a decrease at Corporate due to the cash used to purchase Aircraft Wheel and Brake.

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

Net changes in revenue associated with cost growth on the Company's over time contracts were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
In thousands
Net (decrease) increase in revenue due to change in profit estimates	$(892)	$(937)	$580	$(1,518)

In the three-month fiscal period ended September 30, 2022, the net decrease in revenue was primarily related to cost growth on certain structures programs and legacy fuzing contracts, partially offset by favorable cost performance on memory and measuring programs. The net reductions in revenue in the three-month fiscal period ended October 1, 2021 was primarily related to cost growth on certain missile fuzing contracts, partially offset by favorable cost performance on certain structures programs.

In the nine-month fiscal period ended September 30, 2022, the net increase in revenue was primarily related to favorable cost performance on the joint programmable fuze ("JPF") contract with the U.S. Government ("USG"), partially offset by cost growth on certain structures programs and legacy fuzing contracts. The net reduction in revenue in the nine-month fiscal period ended October 1, 2021 was primarily related to cost growth on certain structures programs and missile fuzing contracts, partially offset by favorable cost performance on the JPF contract with the USG.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 30, 2022 and October 1, 2021
(Unaudited)
5. REVENUE AND SEGMENT INFORMATION (CONTINUED)

Other - continued

Unfulfilled Performance Obligations

Unfulfilled performance obligations ("backlog") represents the transaction price of firm orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts. Backlog at September 30, 2022 and December 31, 2021, and the portion of backlog the Company expects to recognize revenue on over the next twelve months is as follows:

	September 30, 2022(1)	December 31, 2021
	(in thousands)
Engineered Products	$286,164	$169,144
Precision Products	175,332	180,082
Structures	304,441	351,697
Total Backlog	$765,937	$700,923
(1) The Company expects to recognize revenue on approximately 65% of backlog as of September 30, 2022 over the next twelve months.

6. RESTRUCTURING AND SEVERANCE COSTS

The Company has identified workforce reductions and other reductions in certain general and administrative expenses, which resulted in $1.9 million in restructuring and severance costs in the nine-month fiscal period ended September 30, 2022. In conjunction with the sale of the Company's Mexico operations in the third quarter of 2022, the Company reversed severance costs previously accrued, which were partially offset by costs incurred in the current period. This resulted in a net reduction to restructuring and severance costs of $0.2 million for the three-month fiscal period ended September 30, 2022. In the three-month and nine-month fiscal periods ended October 1, 2021, the Company incurred $0.4 million and $3.3 million in restructuring and severance costs. These costs were included in restructuring and severance costs on the Company's Condensed Consolidated Statements of Operations.

Other Matters

In addition to the restructuring and severance costs discussed above, in the nine-month fiscal period ended September 30, 2022, the Company incurred $1.0 million in other severance expense. For the three-month and nine-month fiscal periods ended October 1, 2021, the Company incurred $2.2 million in costs associated with the separation of executive officers, which were included in restructuring and severance costs on the Company's Condensed Consolidated Statements of Operations.

7. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	September 30, 2022	December 31, 2021
In thousands
Trade receivables	$34,300	$19,228
U.S. Government contracts:
Billed	11,795	14,748
Cost and accrued profit - not billed	847	167
Commercial and other government contracts
Billed	52,542	36,787
Cost and accrued profit - not billed	4,491	4,141
Less allowance for doubtful accounts	(1,498)	(1,547)
Accounts receivable, net	$102,477	$73,524

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 30, 2022 and October 1, 2021
(Unaudited)
7. ACCOUNTS RECEIVABLE, NET (CONTINUED)

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

The following table summarizes the activity in the allowance for doubtful accounts in the nine-month fiscal period ended September 30, 2022:

In thousands
Balance at December 31, 2021	$(1,547)
Provision	(619)
Additions attributable to acquisitions	(67)
Amounts written off	270
Recoveries	459
Changes in foreign currency exchange rates	6
Balance at September 30, 2022	$(1,498)

Accounts receivable, net includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	September 30, 2022	December 31, 2021
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$—	$900

8. CONTRACT ASSETS, CONTRACT COSTS AND CONTRACT LIABILITIES

Activity related to contract assets, contract costs and contract liabilities was as follows:

	September 30, 2022	December 31, 2021	$ Change	% Change
In thousands
Contract assets	$117,828	$112,354	$5,474	4.9%

Contract costs, current portion	$822	$850	$(28)	(3.3)%
Contract costs, noncurrent portion	$9,865	$10,249	$(384)	(3.7)%

Contract liabilities, current portion	$3,932	$2,945	$987	33.5%
Contract liabilities, noncurrent portion	$20,477	$16,528	$3,949	23.9%

Contract Assets

The increase in contract assets was primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations for work performed and not yet billed on the A-10 program and the Sikorsky Combat Rescue Helicopter program compared to lower amounts billed in the current period on the JPF program, KAflex® products and the AH-1Z program. There were no significant impairment losses related to the Company's contract assets during the three-month and nine-month fiscal periods ended September 30, 2022 and October 1, 2021.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 30, 2022 and October 1, 2021
(Unaudited)
8. CONTRACT ASSETS, CONTRACT COSTS AND CONTRACT LIABILITIES (CONTINUED)

Contract assets includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts were as follows:

	September 30, 2022	December 31, 2021
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$—	$682

Contract Costs

At September 30, 2022 and December 31, 2021, costs to fulfill a contract were $10.7 million and $11.1 million, respectively. These amounts were included in contract costs, current portion and contract costs, noncurrent portion on the Company's Condensed Consolidated Balance Sheets at September 30, 2022 and December 31, 2021. There were no costs to obtain a contract at September 30, 2022 and December 31, 2021.

Contract costs, current portion at September 30, 2022 remained relatively flat compared to the balance at December 31, 2021. This was primarily attributable to the reclassification of a portion of costs to fulfill certain structures programs from contract costs, noncurrent portion, mostly offset by the amortization of contract costs. For the three-month and nine-month fiscal periods ended September 30, 2022, amortization of contract costs was $0.2 million and $0.5 million, respectively. For the three-month and nine-month fiscal periods ended October 1, 2021, amortization of contract costs was $1.7 million and $6.9 million, respectively.

Contract costs, noncurrent portion at September 30, 2022 decreased when compared to the balance at December 31, 2021 due to the reclassification of costs on certain structures programs to contract costs, current portion.

Contract Liabilities

Contract liabilities, current portion at September 30, 2022 increased compared to the balance at December 31, 2021. This was primarily due to advances received for the JPF program and the FireBurstTM enhanced fuzing capability program and the addition of contract liabilities from the Aircraft Wheel and Brake acquisition, partially offset by a reduction in contract liabilities as a result of the disposal of the Company's Mexico operations. Revenue recognized related to contract liabilities, current portion was $0.2 million and $1.4 million in the three-month and nine-month fiscal periods ended September 30, 2022, respectively. Revenue recognized related to contract liabilities, current portion was $18.3 million and $38.8 million in the three-month and nine-month fiscal periods ended October 1, 2021, respectively.

Contract liabilities, noncurrent portion at September 30, 2022 increased compared to the balance at December 31, 2021 due to advances received for the JPF program and the FireBurstTM enhanced fuzing capability program. For the three-month and nine-month fiscal periods ended September 30, 2022 and October 1, 2021, the Company did not recognize revenue against contract liabilities, noncurrent portion. Refer to Note 15, Commitments and Contingencies, for further information on the Company's offset agreements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 30, 2022 and October 1, 2021
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

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value:

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
In thousands
Debt (1)	$611,500	$587,738	$191,876	$213,222
(1) These amounts are classified within Level 2.

The above fair values were computed based on quoted market prices and discounted future cash flows (observable inputs), as applicable. Differences from carrying values are attributable to interest rate changes subsequent to when the transactions occurred.

The fair values of cash and cash equivalents, accounts receivable, net and accounts payable - trade approximate their carrying amounts due to the short-term maturities of these instruments. The Company's cash and cash equivalents at September 30, 2022 and December 31, 2021 included $0.1 million and $65.5 million, respectively, of Level 1 money market funds.

Recurring Fair Value Measurements

The Company holds derivative instruments for foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates and its counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy. At September 30, 2022 and December 31, 2021, the derivative instruments were included in other current assets and other current liabilities on the Company's Condensed Consolidated Balance Sheets. Based on the Company's continued ability to trade and enter into forward contracts and interest rate swaps, the Company considers the markets for its fair value instruments to be active.

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of September 30, 2022, such credit risks had not had an adverse impact on the fair value of these instruments.

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
For the three-month and nine-month fiscal periods ended September 30, 2022 and October 1, 2021
(Unaudited)
10. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Forward Exchange Contracts

The Company holds forward exchange contracts designed to hedge forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on the Company’s earnings and cash flows. Some of these contracts are designated as cash flow hedges. The Company will include in earnings amounts currently included in accumulated other comprehensive income (loss) upon recognition of cost of sales related to the underlying transaction. These contracts were not material to the Company's Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021. The activity related to these contracts was not material to the Company's Condensed Consolidated Financial Statements for the three-month and nine-month fiscal periods ended September 30, 2022 and October 1, 2021.

11. INVENTORIES

Inventories consisted of the following:

	September 30, 2022	December 31, 2021
In thousands
Raw materials	$23,850	$19,123
Contracts and other work in process (including certain general stock materials)	159,664	138,737
Finished goods	38,301	35,240
Inventories	$221,815	$193,100

Inventories include amounts associated with matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts were as follows:

	September 30, 2022	December 31, 2021
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$—	$552

At September 30, 2022 and December 31, 2021, $72.4 million and $69.2 million, respectively, of K-MAX® inventory was included in contracts and other work in process inventory and finished goods on the Company's Condensed Consolidated Balance Sheets. Management believes that approximately $32.4 million of the K-MAX® inventory will be sold after September 30, 2023, based upon the anticipation of additional aircraft manufacturing and the requirements to support the fleet for the foreseeable future.

At September 30, 2022 and December 31, 2021, $6.4 million and $6.0 million, respectively, of SH-2G(I) inventory was included in contracts and other work in process inventory on the Company's Condensed Consolidated Balance Sheets. Management believes that approximately $4.5 million of the SH-2G(I) inventory will be sold after September 30, 2023. This balance represents spares requirements and inventory to be used on SH-2G programs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 30, 2022 and October 1, 2021
(Unaudited)
12. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company:

	Engineered Products	Precision Products	Structures	Total
In thousands
Gross balance at December 31, 2021	$199,306	$41,375	$66,559	$307,240
Accumulated impairment	—	—	(66,559)	(66,559)
Net balance at December 31, 2021	199,306	41,375	—	240,681
Additions(1)	162,390	—	—	162,390
Impairments	—	—	—	—
Foreign currency translation	(12,337)	—	—	(12,337)
Ending balance at September 30, 2022	$349,359	$41,375	$—	$390,734

Accumulated impairment at end of period	$—	$—	$(66,559)	$(66,559)
(1) The additions to goodwill in the nine-month fiscal period ended September 30, 2022 were attributable to the acquisition of Aircraft Wheel and Brake. Refer to Note 4, Business Combinations and Investments, for further information on this acquisition.

In accordance with ASC 350 - Intangibles - Goodwill and Other ("ASC 350"), the Company evaluates goodwill for possible impairment on at least an annual basis. The Company is currently in the process of updating its long-term forecast, which it will use to complete its annual evaluation during the fourth quarter. Management has determined that the Company will perform a quantitative assessment, rather than a qualitative assessment, for the KPP-Orlando reporting unit, a division of the Precision Products segment which manufactures and produces the JPF. The quantitative assessment could result in the determination that there has been an impairment of some or all of the goodwill associated with this reporting unit. The goodwill associated with the KPP-Orlando reporting unit is $41.4 million.

Other Intangible Assets

Other intangible assets consisted of:

		At September 30,		At December 31,
		2022		2021
	Amortization Period	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
In thousands
Customer lists / relationships	6-38 years	$368,554	$(37,818)	$127,206	$(35,096)
Developed technologies	7-20 years	44,357	(16,113)	45,170	(13,591)
Trademarks / trade names	15-40 years	16,284	(2,818)	16,982	(2,659)
Non-compete agreements and other	1-15 years	17,813	(4,833)	4,629	(4,617)
Patents	17 years	533	(481)	523	(473)
Total intangible assets		$447,541	$(62,063)	$194,510	$(56,436)
The increase in other intangible assets, net was primarily attributable to the acquisition of Aircraft Wheel and Brake. Refer to Note 4, Business Combinations and Investments, for further information on this acquisition.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 30, 2022 and October 1, 2021
(Unaudited)
13. DEBT

The Company has long-term debt as follows:

	September 30, 2022	December 31, 2021
In thousands
Revolving credit agreement(1)	$412,000	$—
Convertible notes	199,500	191,876
Total	611,500	191,876
Less current portion	—	—
Total excluding current portion	$611,500	$191,876
(1) The borrowings under the revolving credit agreement in the nine-month fiscal period ended September 30, 2022 were attributable to the funds required for the acquisition of Aircraft Wheel and Brake. Refer to Note 4, Business Combinations and Investments, for further information on this acquisition.

At September 30, 2022 and December 31, 2021, the long-term debt balances on the Company's Condensed Consolidated Balance Sheets were net of debt issuance costs of $1.7 million and $2.5 million, respectively.

The weighted average interest rate on long-term borrowings outstanding as of September 30, 2022 and December 31, 2021 was 3.72% and 3.25%, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 30, 2022 and October 1, 2021
(Unaudited)
13. DEBT (CONTINUED)

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
(3) Prior to November 1, 2023, the notes are convertible only in the following circumstances: (1) during any fiscal quarter commencing after July 1, 2017, and only during any such fiscal quarter, if the last reported sale price of the Company's common stock was greater than or equal to 130% of the applicable conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter, (2) during the five consecutive business day period following any ten consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of 2024 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day or (3) upon the occurrence of specified corporate events. On or after November 1, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. If the Company undergoes a fundamental change (as defined in the Indenture), holders of the notes may require the Company to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount to be repurchased, plus any accrued and unpaid interest. As of September 30, 2022, none of the conditions permitting the holders of the 2024 Notes to convert had been met. Therefore, the 2024 Notes are classified as long-term debt.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 30, 2022 and October 1, 2021
(Unaudited)
13. DEBT (CONTINUED)

Convertible Notes - continued

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

The Company incurred $7.4 million of debt issuance costs in connection with the sale of the 2024 Notes, which was allocated between the debt and equity components of the instrument at issuance. Of the total amount, $0.7 million was recorded as an offset to additional paid-in capital. The balance, $6.7 million, was recorded as a contra-debt balance and was being amortized over the term of the 2024 Notes. As a result of the adoption of ASU 2020-06, the amount recorded to additional paid-in capital was reclassified to retained earnings in the cumulative effect adjustment recorded on January 1, 2022. The remaining balance of debt issuance costs is being amortized over the term of the convertible notes. Total amortization expense for the three-month fiscal periods ended September 30, 2022 and October 1, 2021 was $0.3 million in both periods. Total amortization expense for the nine-month fiscal periods ended September 30, 2022 and October 1, 2021 was $0.8 million in both periods.

The carrying amount of the equity component and the principal amount of the liability component, the unamortized discount and the net carrying value of the liability are as follows:

	2024 Notes
	September 30, 2022	December 31, 2021
In thousands
Principal amount of liability	$199,500	$199,500
Unamortized discount(1)	—	7,624
Carrying value of liability	$199,500	$191,876

Equity component(1)	$—	$20,408
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 30, 2022 and October 1, 2021
(Unaudited)
13. DEBT (CONTINUED)

Convertible Notes - continued

Interest expense associated with the 2024 Notes consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
In thousands
Contractual coupon rate of interest	$1,621	$1,621	$4,863	$4,863
Accretion of convertible notes discount(1)	—	707	—	2,191
Interest expense - convertible notes	$1,621	$2,328	$4,863	$7,054
(1)In accordance with ASU 2020-06, entities that previously required separate accounting for conversion features will report less interest expense as those conversion features were recorded as debt discounts which were amortized over the term of the debt. Refer to Note 2, Recent Accounting Standards, for further information on the adoption of ASU 2020-06.

Revolving Credit Agreement

On December 13, 2019, the Company closed an amended and restated $800.0 million Credit Agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as Administrative Agent and as Collateral Agent, which matures on December 13, 2024. Capitalized terms used but not defined within this Note 13, Debt, have the meanings ascribed thereto in the Credit Agreement. The Credit Agreement was further amended on December 8, 2021 to move its LIBOR benchmark for non-USD borrowings to other non-USD benchmark rates. Future USD borrowings under this current Credit Agreement will continue to be based on LIBOR until it is phased out, at which time such borrowings will be based on the Secured Overnight Financing Rate. On May 31, 2022, the Credit Agreement was further amended to, among other things, adjust the Total Net Leverage Ratio financial covenant in anticipation of the consummation of the announced acquisition of Parker's Aircraft Wheel and Brake division. Prior to the amendment, the Credit Agreement included a requirement that the Consolidated Total Net Leverage Ratio could not be greater than 4.00 to 1.00, with an election to increase the maximum to 4.50 to 1.00 for four consecutive quarters, in connection with a Material Permitted Investment. The financial covenant now requires for any period of four consecutive fiscal quarters ending on or after the closing date of the acquisition of Parker's Aircraft Wheel and Brake division ("closing date"), the Consolidated Total Net Leverage Ratio, as defined in the Credit Agreement, cannot be greater than 5.00 to 1.00 for any period of four consecutive quarters ending on or prior to the first anniversary of the closing date, 4.75 to 1.00 for any period of four consecutive quarters ending after the first anniversary and on or prior to second anniversary of the closing date, and 4.50 to 1.00 for any period of four consecutive quarters ending after the second anniversary of the closing date. In addition, the amendment adjusted the definitions of "permitted acquisition", "pro forma" and the "limited condition acquisition" provision, as applicable, to the acquisition of Parker's Aircraft Wheel and Brake division.

Debt issuance costs in connection with the Credit Agreement have been capitalized and are being amortized over the term of the agreement. In 2019, the Company incurred $3.6 million of debt issuance costs in connection with the amendment and restatement of the Credit Agreement. An additional $4.2 million of debt issuance costs were incurred in connection with the amendment of the Credit Agreement in 2022. Total amortization expense for the three-month fiscal periods ended September 30, 2022 and October 1, 2021 was $0.7 million and $0.2 million, respectively. Total amortization expense for the nine-month fiscal periods ended September 30, 2022 and October 1, 2021 was $1.2 million and $0.6 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 30, 2022 and October 1, 2021
(Unaudited)
13. DEBT (CONTINUED)

Revolving Credit Agreement - continued

The following table shows the amounts available for borrowing under the Company's revolving credit facility:

	September 30, 2022	December 31, 2021
In thousands
Total facility	$800,000	$800,000
Amounts outstanding, excluding letters of credit	412,000	—
Amounts available for borrowing, excluding letters of credit	388,000	800,000
Letters of credit under the credit facility(1)(2)	51,630	92,646
Amounts available for borrowing	$336,370	$707,354

Amounts available for borrowing subject to EBITDA, as defined by the Credit Agreement	$30,221	$409,914
(1) The Company has entered into standby letters of credit issued on the Company's behalf by financial institutions, and directly issued guarantees to third parties primarily related to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit generally are available for draw down in the event the Company does not perform its obligations.
(2) Of these amounts, $46.1 million and $86.3 million letters of credit relate to a JPF DCS contract in the periods ended September 30, 2022 and December 31, 2021.

14. PENSION PLANS

Components of net pension cost for the Qualified Pension Plan and Supplemental Employees’ Retirement Plan ("SERP") were as follows:

	For the Three Months Ended
	Qualified Pension Plan		SERP
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
In thousands
Service cost	$840	$325	$—	$—
Interest cost on projected benefit obligation	4,300	3,541	22	16
Expected return on plan assets	(10,544)	(11,294)	—	—
Amortization of net loss	1,064	1,111	16	14
Net pension (income) cost	$(4,340)	$(6,317)	$38	$30

	For the Nine Months Ended
	Qualified Pension Plan		SERP
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
In thousands
Service cost	$2,522	$976	$—	$—
Interest cost on projected benefit obligation	12,899	10,624	66	45
Expected return on plan assets	(31,633)	(33,883)	—	—
Amortization of net loss	3,193	3,333	46	49
Net pension (income) cost	$(13,019)	$(18,950)	$112	$94
No contributions are expected to be made to the qualified pension plan during 2022. The Company contributed $0.4 million to the SERP through the end of the third quarter of 2022 and plans to contribute an additional $0.1 million to the SERP in 2022. For the 2021 plan year, the Company contributed $10.0 million to the qualified pension plan and $2.7 million to the SERP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 30, 2022 and October 1, 2021
(Unaudited)
15. COMMITMENTS AND CONTINGENCIES

Pension Freeze

Effective December 31, 2015, the Company's qualified pension plan was frozen with respect to future benefit accruals. Under USG Cost Accounting Standard (“CAS”) 413, the Company must determine the USG’s share of any pension curtailment adjustment calculated in accordance with CAS. Such adjustments can result in an amount due to the USG for pension plans that are in a surplus position or an amount due to the contractor for plans that are in a deficit position. During the fourth quarter of 2016, the Company accrued a $0.3 million liability representing its estimate of the amount due to the USG based on the Company's pension curtailment adjustment calculation, which was submitted to the USG for review in December 2016. The Company maintained its accrual at $0.3 million as of September 30, 2022. There can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on the Company's results of operations, financial position and cash flows.

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

The Company's estimate of its portion of the cost to assess the environmental conditions and remediate this site is $2.3 million, all of which has been accrued. The remediation has been nearly completed and the Company continues to monitor the results of the remediation. The total amount paid to date in connection with these environmental remediation activities is $1.7 million. At September 30, 2022, the Company had $0.6 million accrued for these environmental remediation activities. A portion ($0.1 million) of the accrual related to this property is included in other current liabilities and the balance is included in other long-term liabilities. The remaining balance of the accrual reflects the total anticipated cost of completing these environmental remediation activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

Bloomfield Property

In connection with the Company’s 2008 purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation had leased from NAVAIR, the Company assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and is currently remediating the property under the guidance of the Connecticut Department of Environmental Protection. The assumed environmental liability of $10.3 million was determined by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. The total amount paid to date in connection with these environmental remediation activities is $15.4 million. At September 30, 2022, the Company had $2.0 million accrued for these environmental remediation activities. A portion ($0.3 million) of the accrual related to this property is included in other current liabilities, and the balance is included in other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 30, 2022 and October 1, 2021
(Unaudited)
15. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Offset Agreement

The Company has entered into offset agreements as a condition to obtaining orders from a Middle Eastern customer for the Company's JPF product. Offset agreements are designed to return economic value to the foreign country by requiring the Company to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. Such agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects and the purchase by third parties of supplies from in-country vendors. The agreements may also be satisfied through the Company's use of cash for activities, such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. At September 30, 2022, the aggregate amount of the Company's offset agreements had an outstanding notional value of approximately $220.9 million, which is equal to sixty percent of the contract value as defined by the agreement between the customer and the Company. The amount ultimately applied against offset agreements is based on negotiations with the customer and may require cash outlays that represent only a fraction of the notional value in the offset agreement.

The Company continues to work with the customer to further define the requirements to satisfy the offset agreements. Offset programs typically extend over several years and may provide for penalties in the event the Company fails to perform according to offset requirements. The satisfaction of the offset requirements will be determined by the customer. In the event the offset requirements of the contract are not met, the Company could be liable for potential penalties up to $18.8 million payable to the customer. Failure to satisfy the offset requirements could also negatively impact the Company's ability to attract future orders from this customer. The Company considers these potential penalties to be a reduction to the transaction price in its determination of the value of the performance obligations within these contracts. At September 30, 2022, $17.7 million in contract liabilities associated with the potential penalties of the offset requirements were included on the Company's Condensed Consolidated Balance Sheets.

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
For the three-month and nine-month fiscal periods ended September 30, 2022 and October 1, 2021
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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
In thousands, except per share amounts
Net earnings	$625	$14,667	$8,717	$34,507

Basic:
Weighted average number of shares outstanding	28,037	27,882	27,997	27,855
Basic earnings per share	$0.02	$0.53	$0.31	$1.24

Diluted(1):
Weighted average number of shares outstanding	28,037	27,882	27,997	27,855
Weighted average shares issuable on exercise of dilutive stock options	51	6	79	34
Total	28,088	27,888	28,076	27,889

Diluted earnings per share	$0.02	$0.53	$0.31	$1.24
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

Equity awards

For the three-month and nine-month fiscal periods ended September 30, 2022, respectively, 756,809 and 707,584 shares issuable under equity awards granted to employees were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the periods. For the three-month and nine-month fiscal periods ended October 1, 2021, respectively, 650,554 and 524,617 shares issuable under equity awards granted to employees were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the periods.

2024 Convertible Notes

For the three-month and nine-month fiscal periods ended September 30, 2022, 3,056,879 shares issuable under Convertible Notes due 2024 were excluded from the diluted earnings per share calculation because their effect was antidilutive. For the three-month and nine-month fiscal period ended October 1, 2021, shares issuable under the Convertible Notes due 2024 were excluded from the diluted earnings per share calculation because the conversion price was more than the average market price of the Company's stock during the periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 30, 2022 and October 1, 2021
(Unaudited)
17. SHARE-BASED ARRANGEMENTS

The Company accounts for stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs") and performance stock units ("PSUs") as equity awards and measures the cost of all share-based payments, including stock options, at fair value on the grant date and recognizes this cost in the statement of operations. The Company also has an employee stock purchase plan, which is accounted for as a liability award. Compensation expense for stock options, RSAs, RSUs and PSUs is recognized on a straight-line basis over the vesting period of the awards. Throughout the course of the vesting period, the Company monitors the achievement level for the return on invested capital ("ROIC") metric of the PSUs compared to the ROIC target and adjusts the number of shares expected to be earned, and the related compensation expense recorded thereafter, to reflect the most probable outcome. The PSUs granted in 2022 and 2021 assumed a 100% achievement level. In the third quarter of 2022, the PSUs granted in 2021 were adjusted to a 33% achievement level. Share-based compensation expense recorded for the three-month and nine-month fiscal periods ended September 30, 2022 was $1.3 million and $6.1 million, respectively. For the nine-month fiscal period ended September 30, 2022, $0.2 million was recorded to restructuring and severance costs and the remaining amounts were recorded to selling, general and administrative expenses on the Company's Condensed Consolidated Statements of Operations. Restructuring and severance costs associated with share-based compensation for the three-month fiscal period ended September 30, 2022 were not material. Share-based compensation expense recorded for the three-month and nine-month fiscal periods ended October 1, 2021 was $1.5 million and $5.7 million, respectively. Of these amounts, $0.1 million and $0.3 million was recorded to restructuring and severance costs, respectively, and the remaining amounts were recorded to selling, general and administrative expenses on the Company's Condensed Consolidated Statements of Operations.

Stock option activity was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022		September 30, 2022
	Options	Weighted - average exercise price	Options	Weighted - average exercise price
Options outstanding at beginning of period	726,691	$55.32	746,240	$55.14
Granted	39,121	$31.60	39,121	$31.60
Exercised	(2,166)	$42.86	(11,842)	$41.90
Forfeited or expired	(20,505)	$54.53	(30,378)	$55.35
Options outstanding at September 30, 2022	743,141	$54.10	743,141	$54.10

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	For the Nine Months Ended
	September 30, 2022	October 1, 2021
Expected option term (years)	6.5	4.9
Expected volatility	35.5%	35.7%
Risk-free interest rate	2.9%	0.5%
Expected dividend yield	2.0%	1.6%
Per share fair value of options granted	$10.22	$14.89

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 30, 2022 and October 1, 2021
(Unaudited)
17. SHARE-BASED ARRANGEMENTS (CONTINUED)

Restricted stock award and restricted stock unit activity were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022		September 30, 2022
	Restricted Stock	Weighted- average grant date fair value	Restricted Stock	Weighted- average grant date fair value
Restricted Stock outstanding at beginning of period	152,200	$47.87	135,351	$53.53
Granted	18,988	$31.60	119,003	$40.29
Vested	(3,746)	$50.98	(79,075)	$49.85
Forfeited or expired	(4,221)	$51.21	(12,058)	$51.41
Restricted Stock outstanding at September 30, 2022	163,221	$45.82	163,221	$45.82

Performance stock unit activity was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022		September 30, 2022
	Performance Stock	Weighted- average grant date fair value	Performance Stock	Weighted- average grant date fair value
Performance Stock outstanding at beginning of period	180,120	$60.55	70,163	$70.17
Granted	—	$—	117,885	$54.87
Vested	—	$—	—	$—
Forfeited or expired	(6,646)	$63.87	(14,574)	$61.29
Performance Stock outstanding at September 30, 2022	173,474	$60.42	173,474	$60.42

The fair value of the PSUs based on total shareholder return ("TSR")was estimated on the date of grant using a Monte-Carlo simulation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	For the Nine Months Ended
	September 30, 2022	October 1, 2021
Expected term (years)	2.9	2.9
Expected volatility	39.4%	41.3%
Risk-free interest rate	1.7%	0.2%
Expected dividend yield	1.9%	1.4%
Per share fair value of performance stock granted	$68.10	$84.49

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 30, 2022 and October 1, 2021
(Unaudited)
18. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in shareholders’ equity for the three-month and nine-month fiscal periods ended September 30, 2022, and October 1, 2021, were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
In thousands
Beginning balance	$778,942	$779,212	796,329	746,438
Comprehensive (loss) income	(8,429)	11,193	(14,154)	50,006
Dividends declared (per share of common stock, $0.20 and $0.20 and $0.60 and $0.60, respectively)	(5,604)	(5,569)	(16,791)	(16,696)
Employee stock plans and related tax benefit	430	523	1,696	2,051
Purchase of treasury shares	(64)	(69)	(762)	(459)
Share-based compensation expense	1,334	1,459	6,145	5,684
Impact of change in accounting standard	—	—	(5,854)	(275)
Ending balance	$766,609	$786,749	$766,609	$786,749

The components of accumulated other comprehensive income (loss) are shown below:

	For the Three Months Ended
	September 30, 2022	October 1, 2021
In thousands
Foreign currency translation and other:
Beginning balance	$(6,707)	$16,515
Net loss on foreign currency translation	(9,875)	(4,342)
Other comprehensive loss, net of tax	(9,875)	(4,342)
Ending balance	$(16,582)	$12,173

Pension and other post-retirement benefits(1):
Beginning balance	$(118,495)	$(128,363)
Amortization of net loss, net of tax expense of $259 and $257, respectively	821	868
Other comprehensive income, net of tax	821	868
Ending balance	$(117,674)	$(127,495)

Total accumulated other comprehensive loss	$(134,256)	$(115,322)
(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
(See Note 14, Pension Plans for additional information.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and nine-month fiscal periods ended September 30, 2022 and October 1, 2021
(Unaudited)
18. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (CONTINUED)

	For the Nine Months Ended
	September 30, 2022	October 1, 2021
In thousands
Foreign currency translation and other:
Beginning balance	$8,772	$(717)
Net loss on foreign currency translation	(25,354)	(9,945)
Reclassification to net income(1)	—	22,835
Other comprehensive (loss) income, net of tax	(25,354)	12,890
Ending balance	$(16,582)	$12,173

Pension and other post-retirement benefits(2):
Beginning balance	$(120,157)	$(130,104)
Amortization of net loss, net of tax expense of $756 and $773, respectively	2,483	2,609
Other comprehensive income, net of tax	2,483	2,609
Ending balance	$(117,674)	$(127,495)

Total accumulated other comprehensive loss	$(134,256)	$(115,322)
(1) The foreign currency translation reclassified to net income relates to the sale of the Company's UK Composites business. This balance was included in the loss accrual recorded in impairment on assets held for sale on the Company's Consolidated Statement of Operations in the year ended December 31, 2020. (See Note 3, Disposals, for additional information.)
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
(See Note 14, Pension Plans for additional information.)

19. INCOME TAXES

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021

Effective Income Tax Rate	17.0%	23.3%	18.6%	22.7%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the period. The decrease in the effective tax rate for the three-month and nine-month fiscal periods ended September 30, 2022 as compared to the corresponding rates in the prior year were primarily driven by state tax benefits and lower net earnings in the current period. In addition, the prior period included a charge to record a valuation allowance on deferred tax assets for one of the Company's foreign subsidiaries and a separate charge to record provision to return benefits.

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

OVERVIEW OF BUSINESS

Kaman Corporation ("the Company") conducts business through three business segments:
•The Engineered Products segment serves the aerospace and defense, industrial and medical markets providing sophisticated, proprietary aircraft bearings and components; super precision, miniature ball bearings; proprietary spring energized seals, springs and contacts; and wheels, brakes and related hydraulic components for helicopters and fixed-wing and UAV aircraft.
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

Executive Summary

In September 2022, we completed our acquisition of Aircraft Wheel and Brake, the largest acquisition in our history. Despite the addition of acquisition sales, supply chain and program challenges constrained our financial results in the third quarter. Consolidated net sales decreased by 4.4% to $172.0 million compared to the prior year period, primarily due to an $11.9 million reduction in sales on our safe and arm devices. This reduction was partially offset by higher sales in our commercial, business and general aviation products, as demand continues to recover for these products. Gross margin as a percentage of sales decreased in the quarter to 32.5% compared to 35.1% in the prior year period, due to program challenges, such as cost growth on certain legacy fuzing programs and a decline in profitability on our K-MAX® program, as well as the $0.8 million inventory step-up associated with the purchase accounting for the Aircraft Wheel and Brake acquisition. Selling, general and administrative expenses ("S,G&A") increased by 24.6% primarily due to $10.6 million in higher corporate development activities, mostly associated with the acquisition of Aircraft Wheel and Brake. Operating income in the period decreased as a result of the drivers discussed above and due to an increase in research and development costs on the KARGO UAV unmanned aerial system, partially offset by lower restructuring and severance costs.

Other financial highlights

•Net earnings were $0.6 million and $8.7 million for the three-month and nine-month fiscal periods ended September 30, 2022, respectively, $14.0 million and $25.8 million lower than the comparable fiscal periods in the prior year, respectively. These reductions were primarily driven by a decrease in operating income as discussed above and lower non-service pension and post-retirement benefit income, partially offset by lower income tax expense. The resulting GAAP diluted earnings per share was $0.02 and $0.31 in the three-month and nine-month fiscal periods ending September 30, 2022, respectively.
•Cash used in operating activities during the nine-month fiscal period ended September 30, 2022, was $33.7 million, compared to net cash provided of $14.1 million in the comparable period in 2021. This change was largely driven by the timing of collection of payments on the joint programmable fuze ("JPF") program, partially offset by the absence of approximately $25.1 million in nonrecurring payments to eligible participants of Bal Seal's employee retention plans implemented prior to our acquisition.
•Total unfulfilled performance obligations ("backlog") increased 9.3% to $765.9 million compared to total backlog at December 31, 2021, driven by new orders of our bearings products and seals, springs and contacts and the addition of backlog associated with our Aircraft Wheel and Brake acquisition, partially offset by revenue recognized for the period.

Recent events

•In October 2022, we received a signed purchase agreement from North American Helicopter for a K-MAX® medium-to-heavy lift helicopter for delivery in the fourth quarter.
•In October 2022, Kaman Air Vehicles was selected to build a logistics unmanned aerial systems prototype for the United States Marine Corps. This funded prototype will be a military version of our KARGO UAV unmanned aerial system, with the build starting in 2023 in preparation a for a Field User Capability Assessment.
•In September 2022, we completed our acquisition of the Parker-Hannifin Corporation's Aircraft Wheel and Brake division.
•In August 2022, Kaman Precision Products announced an award from The Boeing Company for the Standoff Land Attack Missile Expanded Response (SLAM-ER) program. This award has a total value of approximately $38 million and secures deliveries in support of the SLAM-ER program through 2028.
•In July 2022, Carroll K. Lane was appointed segment lead of the Precision Products segment.

Impacts from Current Economy

We are currently operating in a period of global economic uncertainty, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Ukraine and Russia, the coronavirus ("COVID-19") pandemic and inflation and rising interest rates. U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions, including the military conflict in Ukraine and the resulting sanctions imposed on Russia. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in credit and capital markets, increases in commodity prices, supply chain interruptions, as well as the potential for increased risk of cyber disruptions. We are continuing to monitor the situation in Ukraine, including its global effects, and assessing its potential impact on our business, including the timing of our sales as certain customers purchase safety stock for their own supply chains. Although our business has not been materially impacted by the ongoing military conflict in Ukraine as of the date of this filing, we have begun to experience higher utility costs at our Germany operations in light of the European Union’s sanctions on Russia. It is impossible to predict the extent to which our operations, or those of our customers or suppliers, will be impacted, or the ways in which the conflict may impact our business, cash flows or results of operations.

We also continue to monitor the impact of COVID-19 on all aspects of our business and across the geographies in which we operate and serve customers, as well as the extent to which it has impacted and will continue to impact our customers, suppliers and other business partners. We are operating below pre-pandemic levels for certain commercial aerospace products. We are encouraged by the recoveries for these products and the strong order intake we saw in the first nine months of 2022; however, the developments related to COVID-19 variants make it difficult to predict the timing and magnitude of the recovery.

The U.S. economy is experiencing broad and rapid inflation and rising interest rates, as well as supply issues in material, services and labor due to economic policy, the pandemic and, more recently, the war in Ukraine. All of these forces have begun to impact our supply chain; we are seeing quality issues and defects, part shortages and increased lead times for certain parts. In addition to supply chain impacts, we will be impacted by higher interest expense given our outstanding borrowings under our revolving credit facility with a floating interest rate. These impacts are likely to persist through 2022 and beyond. We cannot predict the impact on the Company’s end markets or input costs nor the ability of the Company to recover cost increases through pricing.

RESULTS OF OPERATIONS

Refer to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Quarterly Report on Form 10-Q for the period ended October 1, 2021 for a discussion of changes for the earliest periods presented.

Net Sales

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
	(in thousands)
Net sales	$172,004	$179,836	$490,818	$533,846
$ change	(7,832)	(34,123)	(43,028)	(65,325)
% change	(4.4)%	(15.9)%	(8.1)%	(10.9)%

Acquisition sales	2,748	—	2,748	—
Sales of disposed businesses that did not qualify for discontinued operations	166	191	929	2,295
Organic sales	$169,090	$179,645	$487,141	$531,551
$ change	(10,555)		(44,410)
% change	(5.9)%		(8.4)%

For the Three Months Ended

Net sales for the three-month fiscal period ended September 30, 2022 decreased when compared to the corresponding period in 2021. The decrease in sales was attributable to $17.3 million in lower sales in our Precision Products segment, partially offset by an increase in sales at our Engineered Products segment, including the contribution of $2.7 million of sales from our Aircraft Wheel and Brake acquisition, and our Structures segment. Foreign currency exchange rates relative to the U.S. dollar had an unfavorable impact of $4.4 million on net sales. See Segment Results of Operations and Financial Condition below for further discussion of segment net sales.

The table below summarizes the changes in organic net sales by product line for the three-month fiscal period ended September 30, 2022, compared to the corresponding period in 2021.

Product Line	Increase (Decrease)	$ (in millions)	%
Defense	↓	$(5.7)	(13.2)%
Safe and Arm Devices	↓	$(11.9)	(24.2)%
Commercial, Business and General Aviation	↑	$7.8	17.6%
Medical	↑	$1.6	7.5%
Industrial	↓	$(2.4)	(11.7)%

For the Nine Months Ended

Net sales for the nine-month fiscal period ended September 30, 2022 decreased when compared to the corresponding period in 2021, primarily due to an 8.4% decrease in organic sales and $1.4 million in lower sales attributable to businesses sold in the current and prior year periods, partially offset by the contribution of $2.7 million of sales from our Aircraft Wheel and Brake acquisition. The decrease in organic sales was attributable to $60.6 million in lower sales in our Precision Products segment and $9.2 million in lower organic sales at our Structures segment, partially offset by an increase in sales at our Engineered Products segment. Foreign currency exchange rates relative to the U.S. dollar had an unfavorable impact of $10.4 million on net sales. See Segment Results of Operations and Financial Condition below for further discussion of segment net sales.

The table below summarizes the changes in organic net sales by product line for the nine-month fiscal period ended September 30, 2022, compared to the corresponding period in 2021.

Product Line	Increase (Decrease)	$ (in millions)	%
Defense	↓	$(24.7)	(19.7)%
Safe and Arm Devices	↓	$(52.6)	(35.3)%
Commercial, Business and General Aviation	↑	$26.9	20.3%
Medical	↑	$6.3	9.7%
Industrial	↓	$(0.2)	(0.4)%

Gross Profit

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
	(in thousands)
Gross profit	$55,825	$63,065	$158,519	$177,916
$ change	(7,240)	(3,810)	(19,397)	(13,329)
% change	(11.5)%	(5.7)%	(10.9)%	(7.0)%
% of net sales	32.5%	35.1%	32.3%	33.3%

Gross profit decreased for the three-month and nine-month fiscal periods ended September 30, 2022, as compared to the corresponding periods in 2021. These decreases were primarily attributable to reductions in JPF sales, lower sales and associated gross profit on our defense bearings products, our K-MAX® program and the SH-2G program for New Zealand. These changes, totaling $11.1 million and $38.9 million, respectively, were partially offset by higher sales and associated gross profit on our commercial bearings. In the nine-month fiscal period ended September 30, 2022, these changes were also offset by higher gross profit on springs, seals and contacts used in medical applications and on engine aftermarket parts.

Gross profit as a percentage of sales decreased for the three-month and nine-month fiscal periods ended September 30, 2022, as compared to the corresponding periods in 2021. These decreases were primarily attributable to the mix of JPF sales in the current year, cost growth on certain legacy fuzing programs and certain structures programs, a decline in profitability of our K-MAX® program and the $0.8 million inventory step-up recorded associated with the acquisition of Aircraft Wheel and Brake. These changes were partially offset by improved performance on our memory programs and certain composite programs and the addition of gross profit associated with programs at Aircraft Wheel and Brake.

Selling, General & Administrative Expenses (S,G&A)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
	(in thousands)
S,G&A	$49,009	$39,335	$127,980	$116,182
$ change	9,674	2,571	11,798	(12,306)
% change	24.6%	7.0%	10.2%	(9.6)%
% of net sales	28.5%	21.9%	26.1%	21.8%

S,G&A increased for the three-month and nine-month fiscal periods ended September 30, 2022, when compared to the corresponding periods in 2021. This was primarily attributable to $10.6 million and $12.7 million, respectively, in higher costs associated with corporate development activities mostly due to the acquisition of Aircraft Wheel and Brake in the current period. Additionally, in the nine-month fiscal period ended September 30, 2022, we experienced higher travel expenses as restrictions imposed to limit the spread of COVID-19 are lifting. These increases were partially offset by a decrease in compensation expense as we realize the benefits from our cost reduction efforts in the prior year.

Costs from Transition Service Agreement

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
	(in thousands)
Costs from transition services agreement	$—	$24	$—	$1,728

Upon closing the sale of our former Distribution business, the Company entered into a TSA with the buyer, pursuant to which the Company agreed to support the information technology ("IT"), human resources and benefits, tax and treasury functions of the Distribution business for six to twelve months. The buyer exercised an option to extend the support period for up to one additional year for certain services. During the third quarter of 2021, the TSA expired and all services were completed as of the end of the period. As such, there were no costs incurred associated with TSA and no income earned from the TSA in the three-month and nine-month fiscal periods ended September 30, 2022. Costs incurred and income earned associated with the TSA for the three-month fiscal period ended October 1, 2021 were not material. The Company incurred $1.7 million in costs associated with the TSA, which were partially offset by $0.9 million in income earned from the TSA in the nine-month fiscal period ended October 1, 2021. The income earned from the TSA was included below operating income in income from transition services agreement on the Company's Condensed Consolidated Statement of Operations.

Restructuring and Severance Costs

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
	(in thousands)
Restructuring and severance costs	$(243)	$2,611	$2,853	$5,479

The Company has identified workforce reductions and other reductions in certain general and administrative expenses which resulted in $1.9 million in restructuring and severance costs in the nine-month fiscal period ended September 30, 2022. In conjunction with the sale of the Company's Mexico operations in the third quarter of 2022, the Company reversed severance costs previously accrued, which were partially offset by costs incurred in the current period. This resulted in a net reduction to restructuring and severance costs of $0.2 million for the three-month fiscal period ended September 30, 2022. In the three-month and nine-month fiscal periods ended October 1, 2021, the Company incurred $0.4 million and $3.3 million in restructuring and severance costs associated with cost reduction efforts. These costs were included in restructuring and severance costs on the Company's Condensed Consolidated Statements of Operations. Actions taken throughout 2021 and 2022 have started to generate savings in the first half of 2022, with total annualized cost savings of approximately $12.0 million being realized by 2024. Through the nine-month fiscal period ended September 30, 2022, we have realized approximately $6.4 million in savings related to these actions.

In addition to the restructuring and severance costs discussed above, in the nine-month fiscal period ended September 30, 2022, the Company incurred $1.0 million in other severance expense. In both the three-month and nine-month fiscal periods ended October 1, 2021, we incurred $2.2 million in costs associated with the separation of executive officers.

(Gain) Loss on Sale of Business

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
	(in thousands)
(Gain) loss on sale of business	$(457)	$—	$(457)	$234

In the third quarter of 2022, we sold certain assets and liabilities of our Mexico operations. In the three-month and nine-month fiscal periods ended September 30, 2022, we recorded a gain of $0.5 million associated with the sale.

In 2020, we received approval from our Board of Directors to sell our UK Composites business. In the fourth quarter of 2020, we accrued a loss of $36.3 million on the anticipated sale. In the first quarter of 2021, we closed on a transaction to sell the UK Composites business. We recorded an additional loss of $0.2 million in the first quarter of 2021 when the sale was finalized.

Operating Income

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
	(in thousands)
Operating income	$446	$15,962	$5,783	$36,407
$ change	(15,516)	54,889	(30,624)	82,526
% change	(97.2)%	141.0%	(84.1)%	178.9%
% of net sales	0.3%	8.9%	1.2%	6.8%

Operating income decreased for the three-month and nine-month fiscal periods ended September 30, 2022, as compared to the corresponding periods in 2021. These decreases were primarily driven by lower operating income at the Precision Products segment and $10.6 million and $12.7 million, respectively, in higher costs associated with corporate development activities mostly due to the acquisition of Aircraft Wheel and Brake, partially offset by the absence of costs related to the TSA. In the nine-month fiscal period ended September 30, 2022, these decreases were also partially offset by higher operating income at the Engineered Products segment, despite the costs recorded associated with the purchase accounting for the Aircraft Wheel and Brake acquisition. See Segment Results of Operations and Financial Condition below for further discussion of segment operating income.

Interest Expense, Net

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
	(in thousands)
Interest expense, net	$3,614	$3,646	$8,088	$12,232

Interest expense, net, generally consists of interest charged on our Credit Agreement, which includes a revolving credit facility, our convertible notes and the amortization of debt issuance costs, offset by interest income. Interest expense, net for the three-month fiscal period ended September 30, 2022 remained relatively flat when compared to the corresponding period in 2021, primarily due to $0.7 million in lower interest on our convertible notes, which was a result of the adoption of Accounting Standard Update ("ASU") 2020-06 on January 1, 2022, mostly offset by interest expense on our revolving credit agreement as a result of higher borrowings. Refer to Note 2, Recent Accounting Standards, for further information on the adoption of ASU 2020-06.

The decrease in interest expense, net for the nine-month fiscal period ended September 30, 2022 compared to the corresponding period in 2021 was primarily attributable to lower interest expense associated with our deferred compensation plan and $2.2 million in lower interest on our convertible notes due to the adoption of ASU 2020-06 discussed above.

Effective Income Tax Rate

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021

Effective income tax rate	17.0%	23.3%	18.6%	22.7%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the period. The decrease in the effective tax rate for the three-month and nine-month fiscal periods ended September 30, 2022 as compared to the corresponding rates in the prior year were primarily driven by state tax benefits and lower net earnings in the current period. In addition, the prior period included a charge to record a valuation allowance on deferred tax assets for one of the Company's foreign subsidiaries and a separate charge to record provision to return benefits.

SEGMENT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Engineered Products Segment

Results of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
	(in thousands)
Net sales	$92,052	$84,399	$263,269	$235,134
$ change	7,653	6,979	28,135	—
% change	9.1%	9.0%	12.0%	—%

Operating income	$14,156	$14,931	$40,665	$29,595
$ change	(775)	6,337	11,070	4,769
% change	(5.2)%	73.7%	37.4%	19.2%
% of net sales	15.4%	17.7%	15.4%	12.6%

Net Sales

Net sales for the three-month and nine-month fiscal periods ended September 30, 2022 increased compared to the corresponding periods in 2021, driven by higher sales volume of our commercial bearings products, aftermarket parts and springs, seals and contacts used in medical implantables, as well as $2.7 million in revenue from our newly-acquired Aircraft Wheel and Brake division. Additionally, in the nine-month fiscal periods ended September 30, 2022, we had higher sales volume of seals, springs and contacts used in industrial applications. These increases, totaling $13.6 million and $37.2 million, respectively, were partially offset by lower sales volume of our defense and industrial bearings products. For the three-month and nine-month fiscal periods ended September 30, 2022, foreign currency exchange rates relative to the U.S. dollar had an unfavorable impact of $4.4 million and $10.4 million, respectively, on net sales.

Operating Income

Operating income for the three-month fiscal period ended September 30, 2022 decreased when compared to the corresponding period in 2021, primarily due to lower sales volume and associated gross profit on our defense and industrial bearings products, higher research and development costs and the $0.8 million inventory-step up recorded associated with the acquisition of Aircraft Wheel and Brake. These decreases in gross profit, totaling $5.3 million, were partially offset by higher sales and associated gross profit on our seals, springs and contacts used in industrial applications and commercial bearings products, which was partially muted by supply chain challenges.

Operating income for the nine-month fiscal period ended September 30, 2022 increased when compared to the corresponding period in 2021, primarily due to higher sales and associated gross profit on our seals, springs and contacts used in medical implantables and industrial applications, aftermarket parts and commercial bearings products. These increases in gross profit of $20.0 million were partially offset by lower sales volume and associated gross profit of our defense bearings products and the $0.8 million inventory-step up recorded associated with the acquisition of Aircraft Wheel and Brake.

Precision Products Segment

Results of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
	(in thousands)
Net sales	$46,282	$63,584	$135,098	$195,656
$ change	(17,302)	(36,039)	(60,558)	(37,321)
% change	(27.2)%	(36.2)%	(31.0)%	(16.0)%

Operating income	$5,730	$13,792	$11,689	$46,274
$ change	(8,062)	(12,015)	(34,585)	(13,538)
% change	(58.5)%	(46.6)%	(74.7)%	(22.6)%
% of net sales	12.4%	21.7%	8.7%	23.7%

Net Sales

Net sales for the three-month and nine-month fiscal periods ended September 30, 2022 decreased when compared to the corresponding periods in 2021, primarily due to lower sales on the JPF program, the K-MAX® program, certain legacy fuzing programs and the SH-2G program for New Zealand. These decreases totaling $19.2 million and $61.9 million, respectively, were partially offset by higher sales on the AMRAAM® fuzing program.

Operating Income

Operating income for the three-month and nine-month fiscal periods ended September 30, 2022 decreased when compared to the corresponding periods in 2021, primarily attributable to $7.6 million and $31.0 million in lower gross profit, respectively, driven by the impact of JPF sales discussed above, lower gross profit on the K-MAX® program and the SH-2G program for New Zealand. Additionally contributing to the decrease are higher research and development costs for the KARGO UAV unmanned aerial system.

Major Programs/Product Lines

Below is a discussion of significant changes in major programs within the Precision Products segment during the first nine months of 2022. See our 2021 Form 10-K, including Item 1A, "Risk Factors", for a complete discussion of our major programs.

FMU-152 A/B – JPF

We manufacture and produce the FMU 152 A/B (the "JPF"), an electro-mechanical bomb safe and arming device, which allows the settings of a weapon to be programmed in flight. Sales of these fuzes can be direct to the USG, Foreign Military Sales ("FMS") through the USG and Direct Commercial Sales (“DCS”) to foreign militaries that, although not funded by or sold through the USG, require regulatory approvals from the USG.

A total of 6,643 fuzes were delivered to our customers during the third quarter of 2022, bringing the year-to-date total to 16,682 fuzes for the nine-month fiscal period ended September 30, 2022. We expect to deliver 20,000 to 25,000 fuzes in 2022. Total JPF backlog at September 30, 2022 was $36.3 million, down from $103.4 million at December 31, 2021. We expect to recognize the majority of this backlog by the end of the year and currently have no additional firm orders, although active interest remains from our DCS customers.

Our JPF program continues to move through its product lifecycle, reflecting the previously announced decision of the United States Air Force ("USAF") to move from the JPF to the FMU-139 D/B (which we do not manufacture and produce) as its primary fuze system. We are currently working to complete Option 16 of our JPF contract with the USG. Like the option before it, Option 16 relates solely to the procurement of fuzes by or in support of foreign militaries and does not include any sales to the USAF. We currently believe that Option 16 will extend JPF production into early 2023, but we do not expect to receive any additional orders from the USG, either as direct sales to the USG or indirect sales to foreign militaries through the USG. Therefore, the future viability of our JPF program will depend entirely on our ability to market and sell the JPF to foreign militaries in DCS transactions. We are currently in discussions with two Middle Eastern customers for one or more follow-on orders aggregating a minimum of $45.0 million that would further extend the life of the program, but there can be no assurance as to the receipt, magnitude and timing of these orders. Moreover, any such orders, if received, would be subject to the receipt of all necessary export approvals, licenses and other authorizations needed to effectuate the sales, which are subject to political and geopolitical conditions beyond our control.

Structures Segment

Results of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
	(in thousands)
Net sales	$33,670	$31,853	$92,451	$103,056
$ change	1,817	(5,063)	(10,605)	(28,004)
% change	5.7%	(13.7)%	(10.3)%	(21.4)%

Operating income (loss)	$71	$330	$(1,376)	$(871)
$ change	(259)	4,202	(505)	1,453
% change	(78.5)%	108.5%	(58.0)%	62.5%
% of net sales	0.2%	1.0%	(1.5)%	(0.8)%

Net Sales

Net sales for the three-month fiscal period ended September 30, 2022 increased when compared to the corresponding period in 2021, primarily due to higher sales on our programs with Rolls Royce and the Sikorsky Combat Rescue Helicopter program. These increases, totaling $4.3 million, were partially offset by the wind down of the AH-1Z program and lower sales on our Bell Helicopter program.

Net sales for the nine-month fiscal period ended September 30, 2022 decreased when compared to the corresponding period in 2021, primarily due to the wind down of the AH-1Z program, lower sales on our Bell Helicopter program, our Sikorsky UH-60 BLACK HAWK program and certain composite programs and the absence of sales from our former UK Composites business. These decreases, totaling $21.5 million, were partially offset by higher sales on our programs with Rolls Royce and the Sikorsky Combat Rescue Helicopter program.

Operating Income (Loss)

Operating income remained relatively flat for the three-month fiscal period ended September 30, 2022 compared to the comparable period in 2021. We experienced lower sales and associated gross profit on the AH-1Z program and certain composite programs and lower gross profit on the A-10 program. These decreases in gross profit of $2.0 million were mostly offset by higher sales and gross profit on our programs with Rolls Royce, the Boeing P-8A program, the Sikorsky Combat Rescue Helicopter program and the Boeing CH-47 program.

Operating loss remained relatively flat for the nine-month fiscal period ended September 30, 2022 compared to the comparable period in 2021. We experienced lower sales and associated gross profit on the AH-1Z program, our Sikorsky UH-60 BLACK HAWK program, the Bell military helicopter program and certain composite programs. These decreases in gross profit of $4.6 million were mostly offset by higher sales and gross profit on our programs with Rolls Royce, the Sikorsky Combat Rescue Helicopter program and the Boeing P-8A program.

Backlog

	September 30, 2022	December 31, 2021
	(in thousands)
Engineered Products	$286,164	$169,144
Precision Products	175,332	180,082
Structures	304,441	351,697
Total Backlog	$765,937	$700,923

The increase in backlog during the first nine months of 2022 was primarily attributable to the addition of $51.7 million of backlog associated with our Aircraft Wheel and Brake acquisition and new orders for our bearings products, our seals, springs and contacts, and our SLAM-ER fuzing program. These increases were partially offset by revenue recognized on the JPF program, the modification of a Sikorsky BLACK HAWK contract which reduced the firm quantities associated with the program and deliveries of our bearings products and springs, seals and contacts.

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

A summary of our consolidated cash flows is as follows:

	For the Nine Months Ended
	September 30, 2022	October 1, 2021	2022 vs. 2021
	(in thousands)
Total cash provided by (used in):
Operating activities	$(33,700)	$14,123	$(47,823)
Investing activities	(466,528)	(15,294)	(451,234)
Financing activities	391,918	(13,045)	404,963

Free Cash Flow (a)
Net cash provided by (used in) operating activities	$(33,700)	$14,123	$(47,823)
Expenditures for property, plant and equipment	(17,626)	(11,364)	(6,262)
Free cash flow	$(51,326)	$2,759	$(54,085)
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

Net cash used in operating activities was $33.7 million for the nine-month fiscal period ended September 30, 2022, compared to net cash provided of $14.1 million in the comparable period in 2021. This change was largely driven by the timing of collection of payments on the JPF program, and lower net earnings in the current period, partially offset by the absence of approximately $25.1 million in nonrecurring payments to eligible participants of Bal Seal's employee retention plans, a $10.0 million pension contribution paid in the prior year and the timing of accounts payable.

Net cash used in investing activities was $466.5 million for the nine-month fiscal period ended September 30, 2022, $451.2 million more than cash used in the comparable period in 2021. This change was primarily attributable to our purchase of Aircraft Wheel and Brake in the current period. Refer to Note 4, Business Combinations and Investments, for further information on this acquisition.

Net cash provided by financing activities was $391.9 million for the nine-month fiscal period ended September 30, 2022, compared to net cash used of $13.0 million in the comparable period in 2021. This change was primarily due to borrowings on our credit agreement for the acquisition of Aircraft Wheel and Brake in the current period. Refer to Note 13, Debt, for further information on our credit agreement.

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

We incurred $7.4 million of debt issuance costs in connection with the sale of the 2024 Notes, which were allocated between the debt and equity components of the instrument at issuance. Of the total amount, $0.7 million was recorded as an offset to additional paid-in capital. The balance, $6.7 million, was recorded as a contra-debt balance and was being amortized over the term of the 2024 Notes. As a result of the adoption of ASU 2020-06, the amount recorded to additional paid-in capital was reclassified to retained earnings in the cumulative effect adjustment recorded on January 1, 2022. The remaining balance of debt issuance costs is being amortized over the term of the convertible notes. Total amortization expense for the three-month fiscal periods ended September 30, 2022 and October 1, 2021 was $0.3 million in both periods. Total amortization expense for the nine-month fiscal periods ended September 30, 2022 and October 1, 2021 was $0.8 million in both periods. Refer to Note 2, Recent Accounting Standards, for further information on the adoption and impacts of ASU 2020-06.

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

In 2021, the Company amended its Credit Agreement to move its LIBOR benchmark for non-USD borrowings to other non-USD benchmark rates. Future USD borrowings under our current Credit Agreement will continue to be based on LIBOR until it is phased out, at which time such borrowings will be based on SOFR. At this time, it is not possible to predict the effect of any changes to LIBOR, the phase out of LIBOR or any establishment of alternative benchmark rates. Any new benchmark rate will likely not replicate LIBOR exactly, which could impact our contracts that terminate within 2023. There is uncertainty about how applicable law, the courts or the Company will address the replacement of LIBOR with alternative rates on variable rate retail loan contracts and other contracts that do not include alternative rate fallback provisions.

On May 31, 2022, the Credit Agreement was further amended to, among other things, adjust the Total Net Leverage Ratio financial covenant in anticipation of the consummation of the announced acquisition of Parker's Aircraft Wheel and Brake division. Refer to Note 13, Debt, for further information on this amendment.

At September 30, 2022, $412.0 million was outstanding under the revolving credit facility. The interest rate at September 30, 2022 was 3.94%. We are required to pay a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.150% to 0.250% per annum, based on the Senior Secured Net Leverage Ratio. Fees for outstanding letters of credit range from 1.125% to 1.625%, based on the Senior Secured Net Leverage Ratio. Total average bank borrowings during the nine-month fiscal period ended September 30, 2022 were $24.1 million. There were no bank borrowings during the year ended December 31, 2021.

The following table shows the amounts available for borrowing under the Company's revolving credit facility:

	September 30, 2022	December 31, 2021
In thousands
Total facility	$800,000	$800,000
Amounts outstanding, excluding letters of credit	412,000	—
Amounts available for borrowing, excluding letters of credit	388,000	800,000
Letters of credit under the credit facility(1)(2)	51,630	92,646
Amounts available for borrowing	$336,370	$707,354

Amounts available for borrowing subject to EBITDA, as defined by the Credit Agreement	$30,221	$409,914
(1) The Company has entered into standby letters of credit issued on the Company's behalf by financial institutions, and directly issued guarantees to third parties primarily related to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit generally are available for draw down in the event the Company does not perform its obligations.
(2) Of these amounts, $46.1 million and $86.3 million letters of credit relate to a JPF DCS contract in the periods ended September 30, 2022 and December 31, 2021.

Debt issuance costs in connection with the Credit Agreement have been capitalized and are being amortized over the term of the agreement. In 2019, we incurred $3.6 million of debt issuance costs in connection with the amendment and restatement of the Credit Agreement. An additional $4.2 million of debt issuance costs were incurred in connection with the amendment of the Credit Agreement in 2022. Total amortization expense for the three-month fiscal periods ended September 30, 2022 and October 1, 2021 was $0.7 million and $0.2 million, respectively. Total amortization expense for the nine-month fiscal periods ended September 30, 2022 and October 1, 2021 was $1.2 million and $0.6 million, respectively.

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

No contributions are expected to be made to the qualified pension plan during 2022. The Company contributed $0.4 million to the SERP through the end of the third quarter of 2022 and plans to contribute an additional $0.1 million to the SERP in 2022. For the 2021 plan year, the Company contributed $10.0 million to the qualified pension plan and $2.7 million to the SERP.

Effective December 31, 2015, our qualified pension plan was frozen with respect to future benefit accruals. Under USG Cost Accounting Standard (“CAS”) 413, we must calculate the USG’s share of any pension curtailment adjustment calculated resulting from the freeze. Such adjustments can result in an amount due to the USG for pension plans that are in a surplus position or an amount due to the contractor for plans that are in a deficit position. During the fourth quarter of 2016, we accrued a $0.3 million liability representing our estimate of the amount due to the USG based on our pension curtailment calculation, which was submitted to the USG for review in December 2016. We have maintained our accrual at $0.3 million as of September 30, 2022. There can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on our results of operations, financial position and cash flows.

Share-based Arrangements

As of September 30, 2022, future compensation costs related to non-vested stock options, restricted stock grants and performance stock grants is $11.4 million. The Company anticipates that this cost will be recognized over a weighted-average period of 2.0 years.

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

Organic Sales (in thousands)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Net sales	$172,004	$179,836	$490,818	$533,846
Acquisition sales	2,748	—	2,748	—
Sales of disposed businesses that did not qualify for discontinued operations	166	191	929	2,295
Organic Sales	$169,090	$179,645	$487,141	$531,551

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

In the third quarter of 2022, we entered into a contractual obligation for licenses related to the implementation and upgrade of an enterprise resource planning ("ERP") system for three of our business units. These license costs of $6.5 million will be incurred over a five-year period.

Other than the item noted above, there have been no material changes outside the ordinary course of business in our contractual obligations or off-balance sheet arrangements during the first nine months of 2022. See our 2021 Form 10-K for a discussion of our contractual obligations and off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the Company’s exposure to market risk during the first nine months of 2022. See the Company’s 2021 Form 10-K for a discussion of the Company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended, as of September 30, 2022. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

Internal Controls over Financial Reporting

There was no change to our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

The Company is in the process of implementing a new enterprise-wide business system for our Aircraft Wheel and Brake division. Prior to go-live, we are utilizing IT services from Parker-Hannifin under the transaction services agreement. We have developed a project plan for the implementation which includes appropriate contingencies. The implementation of the new ERP system will likely affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness.

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

While it is not possible to predict the outcome of these matters with certainty, based upon available information, management believes that all settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in legal proceedings and that can be reasonably estimated are accrued for at September 30, 2022. Despite this analysis, there can be no assurance that the final outcome of these matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

As of September 30, 2022, neither the Company nor any of its subsidiaries was a party, nor was any of its or their property subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company and its subsidiaries. Additional information relating to certain of these matters is set forth in Note 15, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements.

Environmental Matters

The Company and its subsidiaries are subject to numerous U.S. federal, state and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities (including past activities of companies we have acquired). From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which may include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. While it is not possible to predict the outcome of these proceedings, in the opinion of management, any payments we may be required to make as a result of all such claims in existence at September 30, 2022, will not have a material adverse effect on our business, financial condition and results of operations or cash flows.

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

The COVID-19 pandemic has created significant disruption and uncertainty in the global economy. Although the end of the COVID-19 pandemic is approaching, its impact has resulted in business and manufacturing disruptions, plant closures, inventory shortages, delivery delays, supply chain disruptions, and order reductions, cancellations and deferrals, all of which have adversely affected our business, results of operations, financial condition and cash flows. Although we continue to meet the demands of our customers, we have seen some disruptions in our supply chain, such as delays in materials and components used in our manufacturing process, and we continue to operate below pre-pandemic levels for certain commercial aerospace products. We are encouraged by the recoveries for these products and the strong order intake we saw in the first nine months of 2022; however, the extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, the severity and duration of the pandemic and the effectiveness of actions taken globally to contain or mitigate its effects. Even after the COVID-19 pandemic has subsided, we may experience adverse impacts to our business due to any resulting economic recession or depression. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has, and may continue to, adversely impact our stock price and our ability to access capital markets. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this report and the Company’s 2021 Form 10-K, such as those relating to our products and financial performance.

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

We expect to complete JPF production under our USG contract in early 2023, so the future viability of our JPF program will depend on our ability to market and sell the FMU 152 A/B to foreign militaries in direct commercial sales transactions.

Our JPF program continues to move through its product lifecycle, reflecting the previously announced decision of the United States Air Force ("USAF") to move from the FMU 152 A/B (the "JPF") (which we manufacture and produce) to the FMU-139 D/B (which we do not manufacture and produce) as its primary fuze system. We are currently working to complete Option 16 of our JPF contract with the USG. Like the option before it, Option 16 relates solely to the procurement of fuzes by or in support of foreign militaries and does not include any sales to the USAF. We currently believe that Option 16 will extend JPF production into early 2023, but we do not expect to receive any additional orders from the USG, either as direct sales to the USG or indirect sales to foreign militaries through the USG. Therefore, the future viability of our JPF program will depend entirely on our ability to market and sell the JPF to foreign militaries in direct commercial sales (“DCS”) transactions. As of September 30, 2022, our total JPF backlog was $36.3 million, and we expect to recognize substantially all of the backlog by the end of the year. While we have no additional firm orders, we are currently in discussions with two Middle Eastern customers for one or more follow-on orders aggregating a minimum of $45.0 million that would further extend the life of the program, but there can be no assurance as to the receipt, magnitude and timing of these orders. Moreover, any such orders, if received, would be subject to the receipt of all necessary export approvals, licenses and other authorizations needed to effectuate the sales, which are subject to political and geopolitical conditions beyond our control. In the event that we are unable to successfully market and sell the JPF to foreign militaries in DCS transactions in a timely manner at prices and in quantities that would continue to support production at current levels, we would need to reassess the future viability of the business, and the extent to which it may be necessary or advisable to institute a temporary gap in production or facility consolidation. The occurrence of either of these events may indicate a triggering event for impairment of some or all of the goodwill associated with the KPP-Orlando reporting unit, a division of the Precision Products segment which manufactures and produces the JPF.

We have increased debt and high leverage, which could have a negative impact on our financing options and liquidity position and which could adversely affect our business.

As of September 30, 2022, we had $611.5 million in long-term debt outstanding. Additionally, our secured revolving credit facility has a remaining borrowing capacity of $30.2 million, subject to EBITDA, as of September 30, 2022 (all of which would be secured when drawn).

Our overall leverage and the terms of our financing arrangements could:

•limit our ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity, particularly if any ratings assigned to our debt securities by ratings organizations were revised downward;
•make it more difficult for us to satisfy the terms of our obligations under the terms of our financing arrangements;
•limit our ability to refinance our indebtedness on terms acceptable to us, or at all;
•limit our flexibility to plan for and to adjust to changing business and market conditions in the industries in which we operate and increase our vulnerability to general adverse economic and industry conditions;
•require us to dedicate a substantial portion of our cash flow from operations to make interest and principal payments on our debt, thereby limiting the availability of our cash flow to fund future investments, capital expenditures, working capital, business activities and other general corporate requirements;
•increase our vulnerability to adverse economic or industry conditions; and
•subject us to higher levels of indebtedness than our competitors, which may cause a competitive disadvantage and may reduce our flexibility in responding to increased competition.

Our ability to meet expenses and debt service obligations will depend on our future performance, which will be affected by financial, business, economic and other factors, including the impact of the COVID-19 pandemic, the inflationary environment, rising interest rates, potential changes in consumer and customer preferences and behaviors, the success of product and marketing innovation and pressure from competitors. If we do not generate enough cash to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or issue additional equity.

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
Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and other factors that may cause the Company's actual results and financial condition to differ materially from those expressed or implied in the forward-looking statements. Such risks, uncertainties and other factors include, among others: (i) changes in domestic and foreign economic and competitive conditions in markets served by the Company, particularly the defense, commercial aviation and industrial production markets; (ii) changes in government and customer priorities and requirements (including cost-cutting initiatives, government and customer shut-downs, the potential deferral of awards, terminations or reductions of expenditures to respond to the priorities of Congress and the Administration, or budgetary cuts resulting from Congressional actions or automatic sequestration); (iii) the global economic impact of the COVID-19 pandemic; (iv) risks and uncertainties associated with the successful integration of our Aircraft Wheel and Brake acquisition; (v) changes in geopolitical conditions in countries where the Company does or intends to do business; (vi) the successful conclusion of competitions for government programs (including new, follow-on and successor programs) and thereafter successful contract negotiations with government authorities (both foreign and domestic) for the terms and conditions of the programs; (vii) the timely receipt of any necessary export approvals and/or other licenses or authorizations from the USG; (viii) timely satisfaction or fulfillment of material contractual conditions precedents in customer purchase orders, contracts, or similar arrangements; (ix) the existence of standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; (x) the successful resolution of government inquiries or investigations relating to our businesses and programs; (xi) risks and uncertainties associated with the successful implementation and ramp up of significant new programs, including the ability to manufacture the products to the detailed specifications required and recover start-up costs and other investments in the programs; (xii) potential difficulties associated with variable acceptance test results, given sensitive production materials and extreme test parameters; (xiii) the receipt and successful execution of production orders under the Company's existing USG JPF contract, including the exercise of all contract options and receipt of orders from allied militaries, but excluding any next generation programmable fuze programs, as all have been assumed in connection with goodwill impairment evaluations; (xiv) the continued support of the existing K-MAX® helicopter fleet, including sale of existing K-MAX® spare parts inventory and the receipt of orders for new aircraft sufficient to recover our investments in the K-MAX® production line; (xv) the accuracy of current cost estimates associated with environmental remediation activities; (xvi) the profitable integration of acquired businesses into the Company's operations; (xvii) the ability to recover from cyber-based or other security attacks, information technology failures or other disruptions; (xviii) changes in supplier sales or vendor incentive policies; (xix) the ability of our suppliers to satisfy their performance obligations, including any supply chain disruptions; (xx) the effects of price increases or decreases; (xxi) the effects of pension regulations, pension plan assumptions, pension plan asset performance, future contributions and the pension freeze, including the ultimate determination of the USG's share of any pension curtailment adjustment calculated in accordance with CAS 413; (xxii) future levels of indebtedness and capital expenditures; (xxiii) compliance with our debt covenants; (xxiv) the continued availability of raw materials and other commodities in adequate supplies and the effect of increased costs for such items; (xxv) the effects of currency exchange rates and foreign competition on future operations; (xxvi) changes in laws and regulations, taxes, interest rates, inflation rates and general business conditions; (xxvii) future repurchases and/or issuances of common stock;(xxviii) the occurrence of unanticipated restructuring costs or the failure to realize anticipated savings or benefits from past or future expense reduction actions; (xxix) the ability to recruit and retain skilled employees; and (xxx) other risks and uncertainties set forth herein and in our 2021 Form 10-K.

Any forward-looking information provided in this report should be considered with these factors in mind. We assume no obligation to update any forward-looking statements contained in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of common stock by the Company during the three-month fiscal period ended September 30, 2022:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan(b) (in thousands)
July 2, 2022 - July 29, 2022	1,505	$29.29	—	$50,000
July 30, 2022 - August 26, 2022	—	$—	—	$50,000
August 27, 2022 - September 30, 2022	616	$32.56	—	$50,000
Total	2,121		—

(a) During the third quarter of 2022 the Company purchased 2,121 shares in connection with employee tax withholding obligations as permitted by our equity compensation plans, which are SEC Rule 16b-3 qualified compensation plans. These were not purchases under our publicly announced program.

(b) On April 20, 2022, the Company announced that its Board of Directors approved a $50.0 million share repurchase program. This plan replaces the authorization approved in April 2015. For additional information, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Other Sources/Uses of Capital" in this Form 10-Q for the three-month fiscal period ended September 30, 2022.

Item 6.     Index To Exhibits

10.1
Separation and General Release of Claims Agreement between the Company and Darlene R. Smith, dated as of July 7, 2022 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2022, File No. 001-35419).*
Previously Filed
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934	Filed Herewith
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934	Filed Herewith
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101

* Management contract or compensatory plan.

SIGNATURES

Kaman Corporation and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAMAN CORPORATION
Registrant
Date:	November 1, 2022		/s/ Ian K. Walsh
		By:	Ian K. Walsh
Chairman, President and
Chief Executive Officer

Date:	November 1, 2022		/s/ James G. Coogan
		By:	James G. Coogan
Senior Vice President and
Chief Financial Officer