Form 10-K
period 2022-12-31
KAMAN Corp
filed 2023-02-23
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2022

Commission File No.	001-35419
KAMAN CORPORATION
(Exact name of registrant as specified in its charter)

Connecticut	06-0613548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1332 Blue Hills Avenue,	Bloomfield,	Connecticut	06002
(Address of principal executive offices)			(Zip Code)

Registrant's telephone number, including area code	(860)	243-7100

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($1 par value)	KAMN	New York Stock Exchange LLC
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☒	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes	☐	No	☒

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

☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§ 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
The aggregate market value on July 1, 2022, (the last business day of the Company’s most recently completed second quarter) of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock, was approximately

$874,437,962	.
At January 27, 2023, there were

28,032,542
shares of Common Stock outstanding.

Documents Incorporated Herein By Reference
Portions of our definitive proxy statement for our 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Kaman Corporation

PART I

ITEM 1.BUSINESS

GENERAL

Kaman Corporation, headquartered in Bloomfield, Connecticut, was incorporated in 1945. As used in this annual report, "the Company", "we", "us", "our" refer to the registrant and its consolidated subsidiaries. We are a diversified company that conducts business in the aerospace and defense, medical and industrial markets. We report information in three business segments: Engineered Products, Precision Products and Structures. The Chief Operating Decision Maker ("CODM") reviews operating results for the purposes of allocating resources and assessing performance based on these three segments.

The Company's principal customers include the U.S. military, foreign allied militaries, Sikorsky Aircraft Corporation, The Boeing Company, Airbus, Lockheed Martin, Rolls-Royce, Raytheon and Bell Helicopter. The SH-2G aircraft is currently in service with the Egyptian Air Force and the New Zealand, Peruvian and Polish navies. Operations are conducted throughout the United States, as well as in manufacturing facilities located in Germany and the Czech Republic. Additionally, the Company maintains an investment in a joint venture in India. In the year ended December 31, 2022, one individual customer, The Boeing Company, accounted for more than 10% of consolidated net sales, which were primarily made by the Engineered Products and Structures segments.

Engineered Products Segment

The Engineered Products segment serves the aerospace and defense, industrial and medical markets providing sophisticated, proprietary aircraft bearings and components; super precision, miniature ball bearings; and proprietary spring energized seals, springs and contacts; and wheels, brakes and related hydraulic components for helicopters and fixed-wing and UAV aircraft.

Precision Products Segment

The Precision Products segment serves the aerospace and defense markets providing precision safe and arming solutions for missile and bomb systems for the U.S. and allied militaries; subcontract helicopter work; restoration, modification and support of our SH-2G Super Seasprite maritime helicopters; support of our heavy lift K-MAX® manned helicopter; and development of the KARGO UAV unmanned aerial system, a purpose built autonomous medium lift logistics vehicle.

Structures Segment

The Structures segment serves the aerospace and defense and medical end markets providing sophisticated complex metallic and composite aerostructures for commercial, military and general aviation fixed and rotary wing aircraft, and medical imaging solutions.

A discussion of 2022 developments is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-K.

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

PRINCIPAL PRODUCTS AND SERVICES

The following table sets forth the percentage contribution of each major product line to consolidated net sales for each of the three most recently completed years:

	For the year ended December 31,
	2022	2021	2020
Sales
Defense	21.2%	23.8%	23.0%
Safe and Arm Devices	18.3%	27.0%	31.7%
Commercial, Business, & General Aviation	35.3%	26.1%	28.1%
Medical	13.7%	12.2%	8.9%
Industrial & Other	11.5%	10.9%	8.3%
Total	100.0%	100.0%	100.0%

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
As of December 31, 2022, we held a total of 409 patents, 116 of which were U.S. patents and 293 of which were foreign patents. In addition, we have numerous U.S. and foreign patents pending. The Company believes the duration of its patents is adequate relative to the expected lives of its products.

Trademarks are also an important aspect of our business. The availability and duration of trademark registrations vary by country; however, trademarks are generally valid and may be renewed indefinitely as long as they are in use and registrations are maintained. We sell products under a number of registered trademarks that we own. Registered trademarks of the Company include KAflex®, KAron®, and K-MAX®. In all, we maintain 102 U.S. and foreign trademarks as of December 31, 2022.

BACKLOG

We anticipate that approximately 70% of our backlog at the end of 2022 will be performed in 2023. Approximately 41% of our backlog at the end of 2022 is related to U.S. Government ("USG") contracts or subcontracts.

Total backlog at December 31, 2022, 2021 and 2020, and the portion of the backlog we expect to complete in 2023, is as follows:

	Total Backlog at December 31, 2022	2022 Backlog to be completed in 2023	Total Backlog at December 31, 2021	Total Backlog at December 31, 2020
In thousands
Engineered Products	$322,452	$290,618	$169,144	$134,257
Precision Products	134,903	84,118	180,082	293,261
Structures	263,581	127,872	351,697	203,718
Total	$720,936	$502,608	$700,923	$631,236

Backlog related to uncompleted contracts for which we have recorded a provision for estimated losses was $0.2 million as of December 31, 2022. At December 31, 2022, there was no backlog related to firm but not yet funded orders. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for further discussion.

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

During 2022, approximately 87% of the work performed by the Company directly or indirectly for the USG was performed on a fixed-price basis and the balance was performed on a cost-reimbursement basis. Under a fixed-price contract, the price paid to the contractor is negotiated at the outset of the contract and is not generally subject to adjustment to reflect the actual costs incurred by the contractor in the performance of the contract. Cost reimbursement contracts provide for the reimbursement of allowable costs and an additional negotiated fee.

Compliance with Environmental Protection Laws

Our operations are subject to and affected by a variety of federal, state, local and non-U.S. environmental laws and regulations relating to the discharge, treatment, storage, disposal, investigation and remediation of certain materials, substances and wastes. We are committed to monitoring the Company's environmental performance. As such, we continually assess our compliance status and management of environmental matters in an effort to ensure our operations are in substantial compliance with all applicable environmental laws and regulations.

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

COMPETITION

The Company operates in a highly competitive environment with many other organizations, some of which are substantially larger than us and have greater financial strength and more extensive resources. We compete for composite and metallic aerostructures subcontracts, and helicopter sales and structures, bearings, springs, seals and contacts, wheel and brake and components business on the basis of price and/or quality; product endurance and special performance characteristics; proprietary knowledge; the quality of our products and services; the availability of facilities, equipment and personnel to perform contracts; and the reputation of our business. Competitors for our business include small machine shops and offshore manufacturing facilities. We compete for advanced technology fuzing business primarily on the basis of technical competence, product quality and price, and also on the basis of our experience as a developer and manufacturer of fuzes for particular weapon types and the availability of our facilities, equipment and personnel. We are also affected by the political and economic circumstances of our potential foreign customers and, in certain situations, the relationships of those foreign customers with the USG, the USG's perceptions of those foreign customers, such as our Middle Eastern customers, and the ability to obtain necessary export approvals, licenses or authorizations from the USG.

ENVIRONMENTAL, SOCIAL AND GOVERNANCE

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

Human Capital

The Company employs a global workforce focused on serving its customers and creating solutions to meet their needs. We consider our employees to be the most valuable resource for current and future organizational success and we seek to provide a work environment that fosters growth, encourages self-development, and provides meaningful work. How we manage our human capital is critical to how we deliver on our strategy and create sustained growth and value for our shareholders. Kaman Corporation is a place where people who want to make a difference come to work.

Employee Demographics

As of December 31, 2022, we employed 3,063 individuals. Of these employees, approximately 73% are employed in the United States and 27% are employed internationally. Within the United States, 63% of the employees are non-exempt and 37% are exempt.

The Company's average age of U.S. employees is 49. U.S. headcount by generation at December 31, 2022 is as follows:
Values

The Company’s core values are Respect, Excellence, Accountability, Creativity and Honor ("REACH"):

•Respect - Employees value each other as people and appreciate their skills and perspectives.
•Excellence - Employees do their best, giving full attention to the quality of every job, outcome and relationship. The highest level of customer service is provided to customers, both externally and internally.

•Accountability - Employees accept responsibility for their actions and work to achieve desired results.
•Creativity - Employees take on every challenge with a spirit of discovery and ingenuity, offering best ideas and resources.
•Honor - Employees behave with integrity.

Our employees are committed to these values, which define how employees behave, treat others, and fulfill job requirements.

Talent Acquisition

An important component of the Company’s Human Capital strategy is acquiring new talent. The Company strives to attract top talent with diverse backgrounds and experiences who align with the commitment of driving a culture of innovation.

The foundation of the talent acquisition strategy is the commitment to being an Equal Opportunity Employer. Qualified applicants receive consideration for employment without regard for race, color, religion, sex, sexual orientation, gender identity, national origin, disability, protected veteran status or any other protected class. The Company provides reasonable accommodations for qualified individuals with disabilities and disabled veterans in job application procedures and processes. The Company is committed to providing equal opportunity for all.

The Company uses a number of programs to ensure it attracts and hires top talent to develop as future leaders of the organization. The Kaman Internship Program is designed to provide meaningful work experiences and professional development for students. The goal of this program is to ensure a mutual benefit to both the students engaging in the internship and the Company with a pipeline of future employees. The Kaman Early Career Rotational Program is designed to provide prospective Leadership Development Candidates, who, if selected, have the opportunity to develop leadership skills and learn key organizational processes across multiple business functions. The Early Career Rotational Program is 18 to 24 months in duration and consists of rotations through Operations, Program Management, Engineering, Quality and Supply Chain Management. The Campus Champions Program is designed to engage universities and military organizations through hands-on involvement in a variety of interactive activities including participation in recruitment drives, meeting with faculty, alumni, students, student organizations and veterans’ organizations. This program allows the Company to explore opportunities to strengthen its relationships and develop mutually beneficial partnerships with these institutions.

Talent Development

In addition to acquiring new talent, the Company focuses on growing and developing its existing talent. The Company makes significant investments in enhancing its employees’ skill levels and providing professional opportunities for career development and advancement. The Company’s leadership team utilizes a robust succession planning program for identifying the next generation of leaders to ensure that the organization is well positioned to fill critical roles with employees who are prepared to support the strategy of the business and respond to the needs of key stakeholders.

Training and employee learning opportunities are offered to employees, which allows the Company to efficiently develop its staff and meet legal and compliance training requirements. Over ten thousand webinar courses were completed in 2022 in comparison to seven thousand courses in 2021, which included compliance, wellness and leadership topics delivered to the employee population.

The Company uses several mechanisms to support the development of current employees for future leadership roles. First, the Company has evolved its coaching strategy to adjust to the work environment post pandemic. Created initially in 2021, a model that embraces virtual employee coaching has expanded across all business units. Second, the Women in Leadership Program develops capabilities of female leaders through a process of learning and personal discovery to empower them to make stronger contributions within their careers and the organizations in which they work. With the use of a leadership assessment tool, management discovers the strengths and opportunities of the program participants and creates actions plans to help improve their performance. The professional networking and mentoring, which are components of the program, help prepare future leaders for larger roles in the organization. Third, in 2022, the Human Resources Team launched the Learning, Growing and Leading Series, a monthly training session in support of individuals' learning and professional development. The target audience for the 30-minute micro learning sessions includes people managers, aspiring leaders who want to continue to learn and grow in preparation for the next career opportunity, and all lifelong learners in pursuit of knowledge for personal and/or professional reasons. As of December 31, 2022, 73% and 27% of the Company's management positions were held by men and women, respectively. This compares to the Company's overall U.S. population comprised of 68% males and 32% females.

The Company executed an All-Employee Engagement Survey in 2021. The survey was an opportunity for employees to offer open, honest and confidential feedback as it was administered by a third-party organization. It was launched in the spirit of continuous improvement to shape and strengthen the Company’s culture, teamwork and overall work environment. The survey is used as a tool to measure and improve engagement and satisfaction while helping us discover areas and topics where we may need more dialogue and conversation. In 2022, the Company continued to drive and embrace action plans to address the focus areas of Training and Development, Inclusive Culture and Belonging and Communication.

The Company conducts annual performance appraisals with all employees. Feedback is used to support continuous improvement. Employee annual goal setting activities align to the overall Company and business unit strategies and objectives.

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

Providing comprehensive, competitive and affordable benefits is important to the Company's attraction and retention strategy. The Company offers the following:

Health Benefits

The Company offers various medical and prescription plan options and provides employees with an online cost comparison tool to assist employees with their enrollment decision. The options for dental and vision care coverage are also provided for employees. In addition to insurance benefits, Kaman’s Chronic Condition Management programs provide valuable resources to support employees and their family members dealing with a chronic condition, such as diabetes or cancer.

Wealth Benefits

The Kaman Corporation 401(k) Plan and the Bal Seal Engineering Savings and Investment Plan provides employees with a tax advantageous way to save for retirement. Both Plans provide employees with the ability to make contributions with a Company Match component. Additionally, the Company offers an Employee Stock Purchase Plan, Health Savings Accounts for those in a high deductible health plan, Health Reimbursement Accounts for Cigna health plan participants that elect to receive care from the highest-quality doctors in-network, Flexible Spending Accounts for both health care and dependent care, life and accidental death and dismemberment insurance, disability benefits and voluntary accident, hospital indemnity and critical illness insurance.

Wellness Benefits

The Fit for Life Wellness program provides all employees with opportunities to participate in Company-wide events, webinars and local wellness challenges focused on living a healthy lifestyle. Kaman’s Employee Assistance Program through LifeWorks is available to all employees and their household members who need help dealing with issues affecting their personal or professional lives. This resource connects employees with individuals who can help them with an array of issues such as locating child care programs and individual counseling.

The Company recognizes the need to support its employees’ work-life balance. In addition to FMLA benefits, the Company provides a Paid Parental Leave of Absence to better enable employees to care for and bond with a newborn, newly adopted, or newly placed foster child during the six-month period immediately following the event. Eligible employees receive three weeks of parental leave at 100% of base pay, inclusive of shift premiums, if applicable. This benefit is in addition to short-term disability benefits provided to female employees for pregnancy and childbirth.

The Company’s approach to remote work aligns with its wellness and retention strategies. The Company offers work from home opportunities, recognizing it as a strategic imperative to attract and retain employees as well as address how both current and potential employees view work, post pandemic, and value flexibility.

Health & Safety

The Company is committed to protecting and preserving the health and safety of our employees, minimizing risks, assuring compliance, and reducing business uncertainty. The Company strives for a sustainable health and safety culture based on management leadership and an engaged workforce, and is committed to continuous improvement to eliminate workplace injuries, illnesses and negative environmental impacts.

The Company continues to diligently monitor and respond to the challenges faced by the organization and its employees navigating the post COVID-19 pandemic, with an emphasis on well-being. The Company's employees have worked to keep the business operational and meet customer requirements throughout the pandemic, while respecting the recommendations of local governments and regulatory agencies.

The Company's first priority continues to be the health and safety of employees and their families. As the COVID-19 pandemic evolved, a number of initiatives were implemented across the Company to ensure employees’ safety, including an increase in communications and workforce outreach. Additionally, best practices for hygiene and preventing the spread of germs continue. The increased frequency of cleaning and disinfecting common areas has been maintained and our leadership teams have responded to local business needs and priorities to ensure safe operations and minimal business disruptions.

At the onset of the pandemic, a remote work strategy was implemented where appropriate, which the Company has evolved into a formal Work from Home policy. For those employees returning to work in the Company’s offices, a formal Return to Office process was implemented to ensure those returning were trained on the Company’s enhanced health and safety protocols. In addition, the process focuses on employee re-acclimation. As we work and live in the post-pandemic world, the Company has shifted the conversation to well-being. Enhanced resources have been provided to help all employees to manage stress and anxiety.

Corporate Responsibility

The Company is a strong supporter of education, including employees’ children, employees pursuing undergraduate and graduate degrees, engineering students, museums with educational programs and various local educational programs across the country. The Company also financially supports charitable and civic organizations such as art councils, boy and girl scouts, food pantries, health organizations and veterans' organizations. Additionally, employees volunteer their time to give back to the communities in which they live and work.

Business Ethics

The Company's Code of Conduct ("Code") is a statement of the principles and standards that the Company expects the Kaman community to follow. Each officer, director and employee is required to use good ethical judgement when conducting business and comply with applicable laws, rules and regulations. The Code, which was updated effective January 1, 2022, describes what is appropriate behavior and guides ethical business decisions that support our commitment to integrity. Failure to comply with the Code and applicable laws can have severe consequences for both the Company and the individuals involved, including disciplinary action, civil penalties, or criminal prosecution under certain circumstances. In conjunction with the Code, the Company requires annual compliance training for officers, directors and employees with a goal of 100% participation.

The Company has designated Compliance Advocates who are responsible for the following:

•Distributing of the Code to the Kaman community;
•Educating and training personnel on the Code annually;
•Obtaining written acknowledgments annually from employees, officers, directors, agents, contractors, suppliers and customers that they have read, understand and will comply with the Code as a condition of their association with the Company;
•Investigating reported Code violations and implementing remedial actions when a violation has been confirmed; and
•Reporting Code submissions to the Company’s Chief Compliance Officer.

In addition to the Code, the Company has policies for anti-bribery, export and trade, antitrust, human trafficking, environmental and safety. To further facilitate these policies, annual training is provided for relevant employees on anti-bribery and anti-corruption, export compliance and data privacy. The Code and other policies discussed above are available on the Company website via www.kaman.com/investors/corporate-governance.

Diversity, Equity and Inclusion

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

The Company also seeks opportunities to recruit and hire skilled veterans as well as engage in partnerships and support programs that allow the Company to give back to the veteran community. The Company has a multitude of recognition programs to show its appreciation for veterans’ service to the United States. An employee resource group is dedicated to veteran employees, which supports community engagement as well as professional development activities.

Lastly, the Company believes leadership starts from the very top. During the last two years the composition of our Board of Directors has shifted to eight members, of which 50% are women and 29% are racially or ethnically diverse. In 2020, our Board consisted of nine members, of which 22% were women and no members were racially or ethnically diverse.

Data Security

The Company maintains a commitment to cybersecurity using a combination of policy, technology, and training across the corporation. Emerging threats and regulatory compliance require constant monitoring and maintenance of the information technology environment, which the Company accomplishes by exercising internal resources, contracted partners, and industry-standard practices to meet security goals. These include implementation of technical controls such as NIST SP 800-53 and NIST SP 800-171, and adherence to guidelines including Sarbanes-Oxley and the U.S. Department of Defense Federal Acquisition Regulation Supplement ("DFARS").

The Company's cybersecurity protection is based on layered technology supporting trained employees. Periodic testing of networks, systems, and personnel is performed to validate implementation and effectiveness of controls. Penetration testing, internal and external audit and annual review of policies and response plans provide governance and independent verification that the Company maintains effective cybersecurity controls.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The Company’s executive officers as of the date of this report are as follows:

Name	Age	Position	Prior Experience
Ian K. Walsh	56	Chairman, President, Chief Executive Officer and Director	Mr. Walsh was appointed President and Chief Executive Officer as well as elected as a Director of the Company effective September 8, 2020. Effective April 14, 2021, Mr. Walsh was appointed Chairman of the Board. Prior to joining the Company, Mr. Walsh was Chief Operating Officer at REV Group, Inc., a leading designer, manufacturer, and distributor of specialty vehicles and related aftermarket parts and services, since 2018. Prior to that, he progressed through leadership roles of increasing responsibility at Textron Inc., where he most recently served as President and Chief Executive Officer of TRU Simulation and Training from 2015 to 2018. Prior to joining Textron, he served as an officer and naval aviator in the U.S. Marine Corps. Mr. Walsh is a certified Six Sigma Black Belt.
James G. Coogan	42	Senior Vice President, Chief Financial Officer and Treasurer	Mr. Coogan was appointed Senior Vice President and Chief Financial Officer, effective July 8, 2021, and he was appointed Treasurer, effective January 18, 2023. Mr. Coogan has served in various roles since joining the Company in 2008, most recently as Vice President, Investor Relations & Business Development from January 2020 through July 2021 and prior to that, Vice President, Investor Relations from April 2017 through December 2019. Previous Kaman positions include: Assistant Vice President, SEC Compliance and External Reporting, Director, External Reporting and SEC Compliance, and Manager, External Reporting and SEC Compliance. Prior to joining the Company, Mr. Coogan held positions at Ann Taylor Stores Corporation, Mohegan Tribal Gaming Authority and PricewaterhouseCoopers.
Carroll K. Lane	47	Senior Vice President and Segment Lead, Engineered Products and Precision Products	Mr. Lane joined the Company in July 2022 and was appointed segment lead of Precision Products as well as Senior Vice President and President, Kaman Air Vehicles and Kaman Precision Products. In January 2023, he was appointed segment lead of Engineered Products in addition to his previous responsibilities. Prior to joining the Company, Mr. Lane held positions of increasing responsibility at United Technologies Corporation ("UTC"), now Raytheon Technologies Corporation, including President of Commercial Engines, Pratt & Whitney from 2020 to 2022; Vice President of Investor Relations from 2016 to 2020; and Vice President of Commercial Engines Aftermarket, Pratt & Whitney. Prior to joining UTC, Mr. Lane was a Director with CSP Associates, an aerospace and defense advisory firm.
Richard S. Smith, Jr.	63	Senior Vice President, General Counsel and Secretary	Mr. Smith was appointed Senior Vice President and General Counsel, effective January 27, 2023, after having previously served as Vice President, Deputy General Counsel and Secretary since joining the Company in the fall of 2012. Before joining the Company, Mr. Smith had been a partner with the Hartford, Connecticut law firm Murtha Cullina LLP, for approximately 21 years and, before that, an associate since graduating from the Duke University School of Law in the spring of 1984.

Name	Age	Position	Prior Experience
Roy Dilig	57	Vice President, Information Technology	Mr. Dilig was appointed Vice President, Information Technology, effective January 27, 2023. Prior to this role, Mr. Dilig served as Director of Information Technology for the Company's Bal Seal Engineering division, since 2011. He held positions of increasing responsibility at Bal Seal Engineering, including Systems Development Manager and Programmer Analyst. Prior to this, Mr. Dilig was a Programmer Analyst for The Walt Disney Company.
Megan A. Morgan	46	Vice President, Human Resources and Chief Human Resources Officer	Ms. Morgan was appointed Vice President, Human Resources and Chief Human Resources Officer, effective February 1, 2021. Ms. Morgan has served in various roles since joining the Company in 2018, most recently as Vice President of Human Resources, Kaman Aerospace Group. Prior to joining the company, Ms. Morgan held positions at Legrand Electrical Wiring Systems, Barnes Group Inc., and PricewaterhouseCoopers.
Kristen M. Samson	49	Vice President and Chief Marketing and Communications Officer	Ms. Samson joined Kaman as Vice President and Chief Marketing and Communications Officer effective January 18, 2021. Prior to joining Kaman, Ms. Samson served in various leadership roles, including Vice President, Marketing and Communications for Textron Systems from 2019 to 2021; Vice President, Marketing and Communications for TRU Simulation + Training from 2016 to 2019; and Vice President of Marketing, Communications and Product Management at Lycoming Engines. Prior to this, Ms. Samson held positions at Comcast Sportsnet and Time Warner Cable. She is a certified Six Sigma Green Belt.

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

Our credit facility requires us to maintain certain financial ratios and comply with various operational and other covenants. As of December 31, 2022, our Consolidated Total Net Leverage Ratio was 3.65, as calculated in accordance with the Credit Agreement, compared to the maximum permitted ratio of 5.00 to 1.00. If we were unable to maintain these ratios and comply with such covenants, we would need to seek relief from our lenders in order to avoid, cure or have waived an event of default under the facility. There can be no assurance that we would be able to obtain such relief on commercially reasonable terms or otherwise. If an event of default occurs and is not cured or waived, we may not be able to make further borrowings under the credit facility and our lenders could, among other things, cause all outstanding indebtedness under the credit facility to be due and payable immediately. There can be no assurance that our assets or cash flows would be sufficient to provide us with the liquidity to fund outstanding commitments or meet other business requirements or to enable us to fully repay those amounts or that we would be able to refinance or restructure the indebtedness. If, as or when required, we are unable to repay, refinance or restructure the indebtedness outstanding under our credit facility, or amend the financial ratios and covenants contained therein, the lenders under our credit facility could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets. This, in turn, could result in an event of default under one or more of our other financing agreements, including our convertible notes.

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

As of December 31, 2022, we had $562.5 million in long-term debt outstanding excluding debt issuance costs. Additionally, our secured revolving credit facility has a remaining borrowing capacity of $211.1 million, subject to EBITDA, as of December 31, 2022 (all of which would be secured when drawn).

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

We will complete JPF production under our USG contract in early 2023, so the future viability of our JPF program will depend on our ability to market and sell the FMU 152 A/B to foreign militaries in direct commercial sales transactions.

Our JPF program continues to wind down as it moves to the end of its lifecycle, reflecting the previously announced decision of the United States Air Force ("USAF") to move from the FMU 152 A/B (the "JPF") (which we manufacture and produce) to the FMU-139 D/B (which we do not manufacture or produce) as its primary fuze system. We expect to complete Option 16 of our JPF contract with the USG in the first half of 2023. Like the option before it, Option 16 related solely to the procurement of fuzes by or in support of foreign militaries and did not include any sales to the USAF. The USG has indicated that they will not award us any future options, either as direct sales to the USG or indirect sales to foreign militaries through the USG. Therefore, the future viability of our JPF program will depend entirely on our ability to market and sell the JPF to foreign militaries in direct commercial sales (“DCS”) transactions. As of December 31, 2022, our total JPF backlog was $20.0 million, and we expect to recognize substantially all of the backlog within the first half of 2023. We are currently in discussions with two Middle Eastern customers for one or more follow-on orders aggregating a minimum of $45.0 million that would further extend the life of the program, but there can be no assurance as to the receipt, magnitude and timing of these orders. Moreover, any such orders, if received, would be subject to the receipt of all necessary export approvals, licenses and other authorizations, including the receipt of manufacturing authorization from the USG, needed to effectuate the sales, which are subject to political and geopolitical conditions beyond our control.

As a result of the inability to successfully market and sell the JPF to foreign militaries in DCS transactions in a timely manner at prices and in quantities that would continue to support production at current levels, in the fourth quarter, we announced a restructuring plan that will lead to the permanent closure of our Orlando, Florida manufacturing facility by the end of 2024. We expect to consolidate JPF production in our Middletown, Connecticut, facility during the first half of 2023 as the facility has the potential capacity to deliver against future DCS orders.

Our business, results of operations, financial condition and cash flows have been and are expected to continue to be adversely impacted by the ongoing COVID-19 pandemic.

The COVID-19 pandemic has created significant disruption and uncertainty in the global economy. Its impact has resulted in business and manufacturing disruptions, plant closures, inventory shortages, delivery delays, supply chain disruptions, and order reductions, cancellations and deferrals, all of which have adversely affected our business, results of operations, financial condition and cash flows. Although we continue to meet the demands of our customers, we have seen some disruptions in our supply chain, such as delays in materials and components used in our manufacturing process, and we continue to operate below pre-pandemic levels for certain commercial aerospace products. We are encouraged by the recoveries for these products and the strong order intake we saw throughout 2022; however, the extent to which COVID-19 may continue to adversely impact our business depends on future developments, which are highly uncertain and unpredictable, the severity and duration of the pandemic and the effectiveness of actions taken globally to contain or mitigate its effects. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this report, such as those relating to our products and financial performance.

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

On March 13, 2019, the Federal Aviation Administration ("FAA") issued an order to suspend operations of all 737 MAX aircraft in the U.S. and by U.S. aircraft operators following two fatal 737 MAX accidents. Non-U.S. civil aviation authorities issued directives to the same effect. Boeing suspended deliveries until the FAA and other civil aviation authorities worldwide granted the clearance to return the aircraft to service and suspended production of the 737 MAX in January 2020 as a result of the ongoing evaluation. In November 2020, the FAA lifted the orders to suspend operations of the Boeing 737 MAX and in early 2021, airlines around the globe began to clear the Boeing 737 MAX for flight. Although production rates increased in 2022 and higher output rates are expected in 2023, there can be no assurance that the production rate will return to the production rate prior to the grounding of the 737 MAX fleet. We have recognized $11.7 million, $4.0 million and $5.6 million in revenue associated with the sale of our products that are utilized on the 737 MAX aircraft fleet in the years ended December 31, 2022, 2021 and 2020, respectively. Any future reductions to the production rate or lower than anticipated production levels could have an adverse effect on our financial position, results of operations, and/or cash flows.

Our USG programs are subject to unique risks.

We have several significant long-term contracts either directly with the USG or where the USG is the ultimate customer, including the Sikorsky BLACK HAWK cockpit program, the A-10 program and the JPF program. These contracts are subject to unique risks, some of which are beyond our control. Examples of such risks include:

•The USG may modify, curtail or terminate its contracts and subcontracts at its convenience without prior notice, upon payment for work done and commitments made at the time of termination. As discussed above, the Company has been advised by our customer that Option 16, received in 2021, will be the last order under our JPF contract with the USG. Modification, curtailment or termination of our major programs or contracts could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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

Our customers set demanding specifications for product performance, reliability and cost. Most of our government contracts and subcontracts provide for a predetermined, fixed price for the products we make regardless of the costs we incur. Therefore, we must absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing these contracts and in projecting the ultimate level of sales that we may achieve. Our failure to anticipate technical problems, estimate costs accurately, integrate technical processes effectively or control costs during performance of a fixed-price contract may reduce the profitability of a fixed-price contract or cause a loss. Given the current inflationary environment, we have and may continue to experience material and labor cost increases at a higher rate than what we have historically experienced. While we believe that we have recorded adequate provisions in our financial statements for losses on our fixed-price contracts as required under GAAP, there can be no assurance that our contract loss provisions will be adequate to cover all actual future losses.

Inflation may have an adverse effect on our business, our suppliers and our customers.

Although inflation in the United States had been relatively low for several years, there has been a significant increase in inflation in 2022. The Federal Reserve has raised certain benchmark interest rates in an effort to combat inflation. Inflation increases the cost of goods and services we utilize in our operations, such as electricity, heating and other utilities, which increases our expenses. Inflation may also cause us to increase wages by a larger amount than we have budgeted to retain our employees. Our suppliers may also be affected by inflation and the rising costs of goods and services used in their businesses, and they may attempt to pass these costs down to us. Inflation may also have a negative impact on our customers' ability to afford our products. If we are unable to recover inflationary cost increases with increased prices on our products, this could impact margin profitability.

We face significant pressure to lower our pricing notwithstanding our own internal costs.

There is substantial and continuing pressure from original equipment manufacturers ("OEMs") in the commercial aerospace industry to reduce the prices they pay to suppliers, such as Kaman. We attempt to manage such downward pricing pressure, while trying to preserve our business relationships with our customers, by seeking to reduce our production and procurement costs through various measures, including implementing cost-effective process improvements and partnering with our own suppliers to reduce our cost of raw materials and components. Our suppliers have periodically resisted, and in the future may resist, pressure to lower their prices and have begun to impose price increases. If we are unable to offset price reductions from our OEM customers, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The ability to obtain and retain product approvals issued by the FAA and any intellectual property claims could adversely affect our operating results and profits.
Our business may be impacted by regulations set forth by the FAA to obtain Parts Manufacturer Approvals ("PMAs") to design or produce a modification or replacement aircraft part. The loss or suspension of the Company's product and design approvals could negatively impact our operating results and profits. We believe our current design and production processes that are subject to such regulations by the FAA are in compliance; however, there can be no assurance that we will not lose approvals for our products in the future. Additionally, we have been subject to claims of intellectual property infringement by third parties, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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

Our information technology systems provide critical data connectivity, information and services for internal and external users. These interactions include, but are not limited to, ordering and managing materials from suppliers, inventory management, shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements and other processes necessary to manage our business. Our computer systems face the threat of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems and system disruptions. These threats may be heightened due to the ongoing military conflict between Ukraine and Russia. We rely heavily on our information technology systems, networks and services, some of which are managed, hosted and provided by third-parties to conduct our business.

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

We could also be impacted by cyber threats in our suppliers', partners' and customers' systems that are used in connection with our business, including threats directed towards our third-party and cloud service providers. Any such breach could compromise our networks and the information there could be accessed, publicly disclosed, lost or stolen. These events, if not prevented or mitigated, could damage our reputation, require remedial action and lead to loss of business, regulatory actions, potential liability and other financial losses. To address the risks to our information technology systems and data, we manage an information security program, maintain strong incident report capabilities and perform daily off-site backups. Additionally, we have put in place business continuity plans and security precautions for our critical systems, including a back-up data center. Updates on cyber security are provided to the Board of Directors at least twice a year.

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

We have outsourced our information technology functions and transitioned to cloud-based technologies. Disruptions or delays at our third-party service providers could impact our operations.

As part of the comprehensive review of our general and administrative functions in order to improve operational efficiency and to align the Company's costs with its revenues, we outsourced certain information technology functions. While we believe we conducted appropriate diligence before entering into agreements with our third-party service providers and have the proper controls and oversight over the IT functions performed by our third parties, the failure of one or more of such entities to meet our performance standards and expectations, with respect to data security, compliance with data protection and privacy laws, providing services on a timely basis or providing services at the prices we expect, may have an adverse effect on our results of operations or financial condition. Additionally, we have transitioned certain technology to cloud-based infrastructure. Our utilization of cloud services is critical to developing and providing products and services to our customers, scaling our business for future growth, accurately maintaining data and otherwise operating our business. Failure of cloud infrastructure providers to maintain adequate physical, technical and administrative safeguards to protect the security of our confidential information and data could result in unauthorized access to our systems or a system or network disruption that could lead to improper disclosure of confidential information or data, regulatory penalties and remedial costs. There may also be a discrepancy between the contractual liability profile that the cloud service provider has agreed to and our contractual liability profile with our customers. Any disruption to either the outsourced systems or the communication links between us and the outsourced suppliers could negatively affect our ability to operate our data systems, and could impair our ability to provide services to our customers. As we increase our reliance on these third-party systems, our exposure to damage from service disruptions may increase and we may incur additional costs to remedy the damages caused by these disruptions.

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

We are subject to tariffs on imports of steel and aluminum into the United States. As the implementation of tariffs is ongoing, more tariffs may be added in the future. While any steel and aluminum we use in our products is produced primarily in North America, the tariffs may provide domestic steel and aluminum producers the flexibility to increase their prices, at least to a level where their products would still be priced below foreign competitors once the tariffs are taken into account. These tariffs could have an adverse impact on our financial results, which include, but are not limited to, products we sell that include steel and aluminum, and if we are unable to pass such price increases through to our customers, it would likely increase our cost of sales and, as a result, decrease our gross margins, operating income and net income. To date, the impact of the tariffs has not been material to the Company. In addition, in response to the tariffs, a number of other countries are threatening to impose tariffs on U.S. imports, which, if implemented, could increase the price of our products in these countries and may result in our customers looking to alternative sources for our products. This would result in decreased sales, which could have a negative impact on our net income and financial condition. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations.

We are subject to litigation, tax, environmental, safety and health and other legal compliance risks that could adversely affect our operating results.

We are subject to a variety of litigation, tax and legal compliance risks. These risks include, among other things, possible liability relating to contract-related claims, government contracts, product liability matters, personal injuries, workplace health and safety, intellectual property rights, taxes, employment, environmental matters, including emerging remediation efforts around per- and polyfluoroalkyl substances (PFAS) contamination, and compliance with U.S. and foreign export laws, competition laws, laws governing improper business practices and data privacy laws, including the EU-wide General Data Protection Regulation (the "GDPR") and the California Consumer Privacy Act. In the event that we or one of our business units engage in wrongdoing in connection with any of these kinds of matters, we could be subject to significant fines, penalties, repayments, other damages (in certain cases, treble damages), or suspension or debarment from government contracts. Moreover, our failure to comply with applicable export and trade practice laws could result in civil or criminal penalties and suspension or termination of export privileges. In 2021, the U.S. Occupational Safety and Health Administration ("OSHA") issued citations to one of our business units, which resulted in penalties. Although the penalties were not material to the Company's 2021 financial results, non-compliance, including any future instances of non-compliance with OSHA regulations, could result in substantial costs and liabilities, and could materially adversely affect our business, reputation, financial condition and results of operations.

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

Increasing scrutiny and changing expectations from stakeholders with respect to our environmental, social and governance practices may expose us to new or additional risks.

Companies are facing increasing scrutiny from stakeholders and investors related to their environmental, social and governance ("ESG") practices and disclosures, including those related to climate change, human capital management, diversity and inclusion, social and community impact, corporate culture and governance standards. This increased focus and activism related to ESG and similar matters may hinder access to financing or capital, as investors or lenders may determine to reallocate or not invest capital as a result of their assessment of a company's ESG practices and disclosures. If we do not adapt or comply with evolving investor, lender or stakeholder ESG expectations and standards, or if we are perceived to have not responded appropriately to the growing focus on ESG issues, regardless of whether there is a legal requirement to do so, we may suffer from reputational damage and could experience a material adverse effect on our business, financial condition, results of operations and cash flows. Conversely, if we comply with evolving investor, lender and stakeholder ESG expectations and standards, doing so could result in higher costs, disruption and diversion of management attention, an increased strain on our resources and heightened legal and regulatory risk.

Our foreign operations require us to comply with a number of United States and international laws and regulations, violations of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are required to comply with a number of United States and international laws and regulations, such as the U.S. Foreign Corrupt Practices Act of 1977 (the "FCPA"), the U.K. Bribery Act of 2010 (the "Bribery Act"), and other similar anti-corruption laws and regulations. The FCPA generally prohibits United States companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage. Although we have internal controls, procedures and compliance programs to train our employees and agents with respect to compliance with the FCPA and other applicable international laws and regulations, there can be no assurance that our policies, procedures and programs will always protect us from reckless or criminal acts committed by our employees or agents. Allegations of violations of applicable international laws and regulations, including the FCPA and the Bribery Act, may result in internal, independent or government investigations. Violations of the FCPA and other international laws and regulations may lead to severe criminal or civil sanctions and could result in liabilities that have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In addition, certain contracts with foreign customers include terms and reflect legal requirements that create additional risks. These include, among others, industrial cooperation agreements requiring specific in-country purchases, investments, manufacturing agreements or other financial obligations, known as offset requirements, and provide for significant penalties if we fail to meet such requirements. Failure to satisfy offset requirements may also lead to the inability to do business with such customers in the future. Certain of our foreign customers have required us to enter into letters of credit, performance or surety bonds, bank guarantees and/or other financial arrangements to secure our performance obligations. Currently, DCS contracts with a Middle Eastern customer are secured by unconditional letters of credit aggregating $46.1 million, which may be drawn upon unilaterally by the customer in the event of a disagreement or alleged failure to perform. All or any of these factors have the potential to have a material adverse effect on our business, financial condition, results of operations and cash flows.

We design, manufacture, service and sell complex aerospace parts, subassemblies and aircraft that subject us to potential risks and liabilities in the event they do not operate as intended.

The Company designs, manufactures, services and sells complex and sophisticated aerospace parts, subassemblies and aircraft. These products are manufactured according to detailed specifications and are subject to strict approval or certification requirements. From time to time, the Company's products may not operate as intended due to defects or failures. Due to the nature of the Company's business, liability claims have arisen, and may arise in the future, from accidents or disasters involving products the Company has manufactured, including claims for serious injury or death. Such accidents may be caused by environmental factors or human error. While management believes that the Company maintains adequate insurance for these risks, insurance cannot be obtained to protect against all risks and liabilities. It is therefore possible that the insurance coverage may not cover all claims or liabilities, and the Company may be forced to bear substantial unanticipated costs. While it is not possible to predict the outcome of investigations or litigation, in the opinion of management, any payments we may be required to make as a result of all such claims in existence at December 31, 2022, are not reasonably likely to have a material adverse effect on our business, financial condition and results of operations or cash flows.

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
As of December 31, 2022, we had approximately $41.3 million in net deferred tax assets after valuation allowance. These deferred tax assets can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. Each quarter, we determine the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, historical operating results, expectations of future earnings and tax planning strategies. In the event that there is insufficient positive evidence to support the valuation of these assets, we may be required to further adjust the valuation allowance to reduce our deferred tax assets. Such a reduction could result in a material non-cash charge in the period in which the valuation allowance is adjusted and could have a material adverse effect on our results of operations.

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

Certain business operations are conducted through joint ventures, which entail special risks.

We utilize joint ventures to perform certain business operations. The Company relies significantly on the services and skills of its joint venture partner to manage and conduct the local business operations of the joint venture and ensure compliance with all applicable laws and regulations. If our joint venture partner fails to perform these functions adequately, it may adversely affect our business, financial condition, results of operations and cash flows. Moreover, if our joint venture partner fails to honor its financial obligations to commit capital, equity or credit support to the joint venture as a result of financial or other difficulties or for any other reason, the joint venture may be unable to perform contracted services or deliver contracted products unless we provide the necessary capital, equity or credit support. The Company currently has a 49% equity interest in Kineco-Kaman Composites - India Private Limited, a composites manufacturing joint venture located in Goa, India.

We may be unable to realize expected benefits from our cost reduction and restructuring efforts and our profitability may be hurt or business otherwise might be adversely affected.

In order to operate more efficiently and control costs, from time to time, we announce restructuring plans or other cost savings initiatives, which include workforce reductions as well as facility consolidations and other cost reduction initiatives, such as streamlining our processes. These plans are intended to generate operating expense savings through direct cost and indirect overhead expense reductions, as well as other savings. In December 2022, the Company began a review of all businesses and programs to increase efficiencies, improve working capital management and focus on sustainable and consistent revenue and profit generating activities. As a result of this review, we announced a restructuring plan which includes the following: (i) consolidating JPF production to our Middletown, Connecticut facility leading to the permanent closure of our Orlando, Florida manufacturing facility by the end of 2024; (ii) discontinuing the manufacture and production of the K-MAX® and the K-MAX TITAN; (iii) streamlining the Company’s facilities and functions by reducing headcount, eliminating non-value added activities and waste in its processes; and (iv) right-sizing the Company’s total cost structure to better align with the size of the Company. These actions, in combination with the previously announced JPF program consolidation and related closure of the Company’s Orlando facility, are expected to generate approximately $25 million of annualized run-rate cost savings and are intended to allow the Company to focus on driving meaningful growth in its core businesses and improve earnings over time.

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

We could be negatively impacted by the loss of key suppliers, the consolidation of suppliers, the lack of product availability, a decrease in quality or changes in supplier programs or prices.

Our business depends on maintaining a sufficient supply of various products to meet our customers' demands. We have long-standing relationships with key suppliers but these relationships generally are non-exclusive and could be terminated by either party. If we were to lose a key supplier, or were unable to obtain the same levels of deliveries from these suppliers and were unable to supplement those purchases with products obtained from other suppliers, it could have a material adverse effect on our business. Additionally, we rely on foreign and domestic suppliers and commodity markets to secure raw materials used in many of the products we manufacture. Suppliers have consolidated and formed alliances to broaden their product and integrated system offerings, and achieve critical mass. Supplier consolidation could cause us to compete against certain competitors with greater financial resources, market penetration and purchasing power. This exposes us to volatility in the price and availability of raw materials. In some instances, we depend upon a single source of supply. Supply interruptions could arise from shortages of raw materials, labor disputes or worker resignations, weather conditions or pandemics, such as disruptions we have seen due to the effects of COVID-19, affecting suppliers' production, transportation disruptions or other reasons beyond our control. Even if we continue with our current supplier relationships, high demand for certain products may result in us being unable to meet our customers' demands, which could put us at a competitive disadvantage. Our suppliers may also provide us with parts or materials that do not meet our rigorous quality standards. This may cause delays in our ability to provide our products timely to our customers, or may result in incurring additional costs in order to procure parts or materials that function as required. Additionally, our key suppliers could also increase the pricing of their products, which would negatively affect our operating results if we were not able to pass these price increases through to our customers. Price increases may intensify or occur more frequently as demand for raw materials and components increase, or as disruptions occur within the supply chain. The prices for our products fluctuate depending on market conditions and global demand, and we may be required to absorb the cost increase. We base our supply management process on an appropriate balancing of the foreseeable risks and the costs of alternative practices. To protect ourselves against such risks, we may engage in strategic inventory purchases during the year, negotiate long-term vendor supply agreements, monitor our inventory levels and obtain second sources when applicable to ensure that we have the appropriate inventory on hand to meet our customers' requirements.

We may not realize all of the sales expected from our existing backlog or anticipated orders.

At December 31, 2022, we had $720.9 million of order backlog. There can be no assurance that the revenues included in our backlog will be realized or, if realized will result in profits. We consider backlog to be firm customer orders. OEM customers may provide projections of components and assemblies that they anticipate purchasing in the future under existing programs. These projections may represent orders that are beyond lead time and are included in backlog when supported by a long term agreement. Our customers have the right under certain circumstances or with certain penalties or consequences to terminate, reduce or defer firm orders that we have in backlog. If our customers terminate, reduce or defer firm orders, we may be protected from certain costs and losses, but our sales would be adversely affected. Although we strive to maintain ongoing relationships with our customers, there is an ongoing risk that orders may be canceled or rescheduled due to fluctuations in our customers’ business needs or purchasing budgets.

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

When we acquire a business, we record goodwill equal to the excess of the amount we pay for the business, including liabilities assumed, over the fair value of the tangible and identifiable intangible assets of the business we acquire. Goodwill and other intangible assets that have indefinite useful lives must be evaluated at least annually for impairment. The specific guidance for testing goodwill and other non-amortized intangible assets for impairment requires management to make certain estimates and assumptions when allocating goodwill to reporting units and determining the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Changes in our estimates and assumptions could adversely impact projected cash flows and the fair value of reporting units. Fair value is generally determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Absent any impairment indicators, we generally perform our evaluations annually in the fourth quarter, using available forecast information. If at any time we determine an impairment has occurred, we are required to reflect the reduction in value as an expense within operating income, resulting in a reduction of earnings and a corresponding reduction in our net asset value in the period such impairment is identified. In the year ended December 31, 2022, the Company recorded a goodwill impairment charge of $25.3 million for the KPP-Orlando reporting unit. Refer to Note 12, Goodwill and Other Intangible Assets, Net, for further information on this impairment. In the event there is further deterioration in business conditions or estimated cash flows beyond amounts previously or currently forecasted, there is a risk of future impairments on our goodwill balance.

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

We also seek to achieve growth through the design, development, production, sale and support of innovative products that incorporate advanced technologies. The product, program and service needs of our customers change and evolve regularly and we invest in research and development efforts to pursue advances in technologies, products and services. We are currently developing the KARGO UAV unmanned aerial system, a compact purpose-built, autonomous aircraft designed to provide cost-effective cargo hauling up to 800 pounds. We anticipate both competition and demand for unmanned aircraft to be high, which allows for a short time frame to develop and manufacture the unmanned aircraft systems. If any of our development and/or production efforts are delayed, if suppliers cannot deliver timely or perform to our standards and/or if we identify or experience any other issues, we may not meet delivery schedules agreed upon with our customers, which could result in additional material costs, including liquidated damages or other liabilities that could be assessed.

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

Our future success will depend largely upon our ability to attract and retain highly skilled technical, operational and financial managers and marketing personnel. There is significant competition for such personnel in the industries in which we operate. We try to ensure that we offer competitive compensation and benefits as well as opportunities for continued development, and we continually strive to recruit and train qualified personnel and retain key employees. We may be impacted by higher labor costs and/or labor shortages due to wage and salary inflationary pressures in the economy, a tightening labor market and increased rates of employee resignations generally throughout the U.S. economy. Despite our efforts, there can be no assurance that we will continue to be successful in attracting and retaining the personnel we require to develop new and enhanced products and to continue to grow and operate profitably. In addition, a significant portion of our employees are nearing or eligible for retirement. As experienced personnel leave the Company, we must develop other employees, hire qualified new personnel and successfully transfer critical knowledge in order to minimize the effect on our results of operations, cash flows or financial position.

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

Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and other factors that may cause the Company's actual results and financial condition to differ materially from those expressed or implied in the forward-looking statements. Such risks, uncertainties and other factors include, among others: (i) changes in domestic and foreign economic and competitive conditions in markets served by the Company, particularly the defense, commercial aviation and industrial production markets; (ii) changes in government and customer priorities and requirements (including cost-cutting initiatives, government and customer shut-downs, the potential deferral of awards, terminations or reductions of expenditures to respond to the priorities of Congress and the Administration, or budgetary cuts resulting from Congressional actions or automatic sequestration); (iii) the global economic impact of the COVID-19 pandemic; (iv) risks and uncertainties associated with the successful integration of our Aircraft Wheel and Brake acquisition; (v) changes in geopolitical conditions in countries where the Company does or intends to do business; (vi) the successful conclusion of competitions for government programs (including new, follow-on and successor programs) and thereafter successful contract negotiations with government authorities (both foreign and domestic) for the terms and conditions of the programs; (vii) the timely receipt of any necessary export approvals and/or other licenses or authorizations from the USG; (viii) timely satisfaction or fulfillment of material contractual conditions precedents in customer purchase orders, contracts, or similar arrangements; (ix) the existence of standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; (x) the successful resolution of government inquiries or investigations relating to our businesses and programs; (xi) risks and uncertainties associated with the successful implementation and ramp up of significant new programs, including the ability to manufacture the products to the detailed specifications required and recover start-up costs and other investments in the programs; (xii) potential difficulties associated with variable acceptance test results, given sensitive production materials and extreme test parameters; (xiii) the successful execution of production orders under the Company's existing USG JPF contract; (xiv) the continued support of the existing K-MAX® helicopter fleet, including sale of existing K-MAX® spare parts inventory; (xv) the accuracy of current cost estimates associated with environmental remediation activities; (xvi) the profitable integration of acquired businesses into the Company's operations; (xvii) the ability to recover from cyber-based or other security attacks, information technology failures or other disruptions; (xviii) changes in supplier sales or vendor incentive policies; (xix) the ability of our suppliers to satisfy their performance obligations, including any supply chain disruptions; (xx) the effects of price increases or decreases; (xxi) the effects of pension regulations, pension plan assumptions, pension plan asset performance, future contributions and the pension freeze; (xxii) future levels of indebtedness and capital expenditures; (xxiii) compliance with our debt covenants; (xxiv) the continued availability of raw materials and other commodities in adequate supplies and the effect of increased costs for such items; (xxv) the effects of currency exchange rates and foreign competition on future operations; (xxvi) changes in laws and regulations, taxes, interest rates, inflation rates and general business conditions; (xxvii) future repurchases and/or issuances of common stock;(xxviii) the occurrence of unanticipated restructuring costs or the failure to realize anticipated savings or benefits from past or future expense reduction actions; (xxix) the ability to recruit and retain skilled employees; and (xxx) other risks and uncertainties set forth herein.

Any forward-looking information provided in this report should be considered with these factors in mind. We assume no obligation to update any forward-looking statements contained in this report.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

Our facilities are generally suitable for, and adequate to serve, their intended uses. At December 31, 2022, we occupied major facilities at the following principal locations:

Segment	Location	Property Type (1)
Engineered Products	Bloomfield, Connecticut	Owned - Manufacturing & Office
	Rimpar, Germany	Owned - Manufacturing & Office
	Prachatice, Czech Republic	Owned - Assembly & Office
	Höchstadt, Germany	Owned - Manufacturing & Office
	Foothills Ranch, California	Owned - Manufacturing & Office
	Colorado Springs, Colorado	Owned - Manufacturing & Office
	Gilbert, Arizona	Leased - Office & Service Center
	Avon, Ohio	Owned - Manufacturing & Office

Precision Products	Orlando, Florida	Owned - Manufacturing & Office
	Middletown, Connecticut	Owned - Manufacturing & Office
	Bloomfield, Connecticut	Owned - Manufacturing, Office & Service Center

Structures	Jacksonville, Florida	Leased - Manufacturing & Office
	Wichita, Kansas	Leased - Manufacturing & Office
	Bennington, Vermont	Owned - Manufacturing & Office

Corporate	Bloomfield, Connecticut	Owned - Office & Information Technology Back-Up Data Center
	Orlando, Florida	Leased - Office

Square Feet
Engineered Products	1,018,822
Precision Products	590,045
Structures	468,989
Corporate (2)	137,097
Total	2,214,953
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

While it is not possible to predict the outcome of these matters with certainty, based upon available information, management believes that all settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in legal proceedings and that can be reasonably estimated are accrued for at December 31, 2022. Despite this analysis, there can be no assurance that the final outcome of these matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Except as set forth below, as of December 31, 2022, neither the Company nor any of its subsidiaries is a party, nor is any of its or their property subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company and its subsidiaries. Additional information relating to certain of these matters is set forth in Note 19, Commitments and Contingencies, and Note 13, Environmental Costs, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Environmental Matters

The Company and its subsidiaries are subject to numerous U.S. Federal, state and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities (including past activities of companies we have acquired). From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which may include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. While it is not possible to predict the outcome of these proceedings, in the opinion of management, any payments we may be required to make as a result of all such claims in existence at December 31, 2022, will not have a material adverse effect on our business, financial condition and results of operations or cash flows. Additional information relating to certain of these matters is set forth in Note 19, Commitments and Contingencies, and Note 13, Environmental Costs, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET, DIVIDEND AND SHAREHOLDER INFORMATION

Our Common Stock is traded on the New York Stock Exchange under the symbol "KAMN". As of January 27, 2023, there were 3,416 registered holders of our Common Stock. Holders of the Company’s Common Stock are eligible to participate in the Computershare CIP program, which offers a variety of services including dividend reinvestment and direct stock purchase. The plan brochure describing the program may be obtained by contacting Computershare at (800) 227-0291 or via the web at www.computershare.com/investor.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about purchases of Common Stock by the Company during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan (b) (in thousands)
October 1, 2022 – October 28, 2022	1,112	$33.17	—	$50,000
October 29, 2022 – November 25, 2022	95	$20.72	—	$50,000
November 26, 2022 – December 31, 2022	—	$—	—	$50,000
Total	1,207		—
(a) During the quarter the Company purchased 1,207 shares in connection with employee tax withholding obligations as permitted by our equity compensation plans; these purchases were made in compliance with SEC Rule 16b-3. These are not purchases under our publicly announced program.

(b) On April 20, 2022, the Company announced that its Board of Directors approved a $50.0 million share repurchase program. This plan replaces the authorization approved in April 2015. For additional information, see "Item 2. Management's
Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Other Sources/
Uses of Capital" in this Form 10-K.

PERFORMANCE GRAPH

Following is a comparison of our total shareholder return for the period 2017 – 2022 compared to the Russell 2000 Small Cap Index, S&P 600 Small Cap Index and the S&P 600 Small Cap Aerospace & Defense Index, as permitted by regulation, all of which are comprised of issuers with market capitalizations generally similar to that of the Company.

	2017	2018	2019	2020(1)	2021(1)	2022(1)(2)
Kaman Corporation	100.00	96.55	114.95	101.51	78.08	41.47
Russell 2000	100.00	88.99	111.70	134.00	153.85	122.41
S&P Small Cap 600	100.00	91.52	112.37	125.05	158.59	133.06
S&P 600 Aerospace & Defense	100.00	100.39	130.94	130.81	126.68	132.50
(1) The Company's 2022, 2021 and 2020 results were impacted by the effects of the COVID-19 pandemic on the commercial aerospace end market. In the years ended December 31, 2022, 2021 and 2020, 35%, 26% and 28%, respectively, of the Company's net sales were attributable to this end market.
(2) The Company's 2022 results were impacted by lower JPF sales as the program continues to move through its product lifecycle as well as supply chain disruptions. For further information on these items, refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Segment Results.

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

OVERVIEW OF BUSINESS

Kaman Corporation ("the Company") conducts business through three business segments:
•The Engineered Products segment serves the aerospace and defense, industrial and medical markets providing sophisticated, proprietary aircraft bearings and components; super precision, miniature ball bearings; and proprietary spring energized seals, springs and contacts; and wheels, brakes and related hydraulic components for helicopters and fixed-wing and UAV aircraft.
•The Precision Products segment serves the aerospace and defense markets providing precision safe and arming solutions for missile and bomb systems for the U.S. and allied militaries; subcontract helicopter work; restoration, modification and support of our SH-2G Super Seasprite maritime helicopters; support of our heavy lift K-MAX® manned helicopter; and development of the KARGO UAV unmanned aerial system, a purpose built autonomous medium lift logistics vehicle.
•The Structures segment serves the aerospace and defense and medical end markets providing sophisticated complex metallic and composite aerostructures for commercial, military and general aviation fixed and rotary wing aircraft, and medical imaging solutions.

Executive Summary

In September 2022, we completed our acquisition of Aircraft Wheel and Brake, the largest acquisition in our history. Despite the addition of acquisition sales, supply chain and program challenges constrained our financial results in 2022. In the year ended December 31, 2022, consolidated net sales from continuing operations decreased by 3.0% to $688.0 million driven by a 5.9% decrease in organic sales, primarily attributable to a reduction in sales of our safe and arms devices. This reduction was partially offset by higher sales in our commercial, business and general aviation products, as demand continues to recover for these products. Gross margin was 26.0% compared to 33.4% in the prior year period, impacted by the write-off of $44.5 million of inventory on our K-MAX® program, as we determined that we will no longer produce the aircraft, and program challenges, such as cost growth on certain legacy fuzing programs, as well as the $3.1 million inventory step-up associated with the purchase accounting for the Aircraft Wheel and Brake acquisition. Selling, general and administrative expenses ("S,G&A") increased by 9.2%, mostly driven by higher corporate development activities associated with the acquisition of Aircraft Wheel and Brake. We incurred an operating loss of $66.3 million in the period, resulting from the $25.3 million goodwill impairment charge at the KPP-Orlando reporting unit and the write-off of $53.7 million in inventory and contract assets related to the K-MAX® program. GAAP loss per share from continuing operations was $1.65 compared to earnings per share from continuing operations of $1.57 in the prior year, primarily due to the charges discussed above.

Other financial highlights

•Loss from continuing operations, net of tax was $46.2 million, compared to earnings from continuing operations of $43.7 million in the prior year. This loss reflects the goodwill impairment charge at the KPP-Orlando reporting unit and the write-off of inventory and contract assets related to the K-MAX® program discussed above.
•Cash flows provided by operating activities of continuing operations were $21.0 million for 2022, a decrease of $27.7 million, compared to the prior year. This change was largely driven by the timing of collection of payments on the Joint Programmable Fuze ("JPF") program.
•Total unfulfilled performance obligations ("backlog") increased 2.9% to $720.9 million, mostly driven by strong order intake at our Engineered Products segment.

Acquisitions and divestitures

•In September 2022, we completed our acquisition of the Parker-Hannifin Corporation's Aircraft Wheel and Brake division for a total purchase price of $441.3 million.
•In July 2022, we sold certain assets and liabilities of our Mexico Operations in the Structures segment.

Transformation actions

•In December 2022, the Company began a review of all businesses and programs to increase efficiencies, improve working capital management and focus on sustainable and consistent revenue and profit generating activities. As a result of this review, we determined that we will discontinue the production of the K-MAX® medium-to-heavy lift helicopters and K-MAX TITAN unmanned aerial system in 2023. We will continue to support the existing K-MAX® fleet in operation, including providing operators with repair, spare parts and fleet services, as well as training.
•In December 2022, we announced the plan to consolidate the production of the JPF at our Middletown, Connecticut facility. The Orlando facility, where the JPF is currently produced, is expected to fully cease operations by the end of 2024.

Management changes

• The following executive officers left the Company in connection with cost reduction efforts, effective January 27, 2023:
◦Russell J. Bartlett, Senior Vice President and Chief Operating Officer;
◦Shawn G. Lisle, Senior Vice President, General Counsel, Chief Ethics and Compliance Officer and Assistant Secretary; and
◦Rafael Z. Cohen, Vice President and Chief Information Officer.
•In connection with the departures discussed above, effective January 27, 2023:
◦Richard S. Smith, Jr. was appointed Senior Vice President and General Counsel; and
◦Roy Dilig was appointed Vice President – Information Technology.
•In July 2022, Carroll K. Lane was appointed Senior Vice President and President of Kaman Precision Products and Kaman Air Vehicles.
•In June 2022, Niharika Taskar Ramdev was appointed to our Board of Directors.

Other key events

•In October 2022, we received a signed purchase agreement from North American Helicopter for a K-MAX® medium-to-heavy lift helicopter, which was delivered in November.
•In October 2022, Kaman Air Vehicles was selected to build a logistics unmanned aerial systems prototype for the United States Marine Corps. This funded prototype will be a military version of our KARGO UAV unmanned aerial system, with the build starting in 2023 in preparation for a Field User Capability Assessment.
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
•In January 2022, we announced the expansion of our medical imaging program through a partnership with Mirion Technologies ("Mirion"). We supply surgical C-Arm tabletops to Mirion with deliveries that began in the second quarter of 2022.

•In January 2022, we announced that our Kamatics business will support the new James Webb Telescope with its KAron® high technology, self-lubricating bearings.

Impacts from Current Economy

We are currently operating in a period of global economic uncertainty, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Ukraine and Russia, continuing U.S. sanctions on China's microchip manufacturing, the coronavirus ("COVID-19") pandemic, inflation and rising interest rates. U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions, including the military conflict in Ukraine and the resulting sanctions imposed on Russia. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could continue to disrupt markets, including significant volatility in credit and capital markets, increases in commodity prices, supply chain interruptions, as well as the potential for increased risk of cyber disruptions. We are continuing to monitor the situation in Ukraine, including its global effects, and assessing its impact on our business, including the timing of our sales as certain customers purchase safety stock for their own supply chains. Although our business has not been materially impacted by the ongoing military conflict in Ukraine as of the date of this filing, we have experienced higher utility costs at our Germany operations in light of the European Union’s sanctions on Russia. It is impossible to predict the extent to which our operations, or those of our customers or suppliers, will be impacted, or the ways in which the conflict may impact our business, cash flows or results of operations.

We also continue to monitor the impact of COVID-19 on all aspects of our business and across the geographies in which we operate and serve customers, as well as the extent to which it has impacted and will continue to impact our customers, suppliers and other business partners. We are operating below pre-pandemic levels for certain commercial aerospace products. We are encouraged by the recoveries for these products and the strong order intake we saw in 2022; however, the developments related to COVID-19 variants make it difficult to predict the timing and magnitude of the recovery.

The U.S. economy is experiencing broad and rapid inflation and rising interest rates, as well as supply issues in material, services and labor due to economic policy, the pandemic and, more recently, the war in Ukraine. All of these forces have begun to impact our supply chain; we are seeing quality issues and defects, part shortages and increased lead times for certain parts. In addition to supply chain impacts, we will be impacted by higher interest expense given our outstanding borrowings under our revolving credit facility with a floating interest rate. These impacts are likely to persist through 2023 and beyond. To mitigate risks associated with the floating interest rate on our credit facility, we entered into interest rate swap agreements, effective January 1, 2023, for the purposes of hedging the eight quarterly variable-rate Credit Agreement interest payments due in 2023 and 2024. These swaps will provide a fixed interest rate on approximately 70% of the Company's total long-term debt. We cannot predict the impact on the Company’s end markets or input costs nor the ability of the Company to recover cost increases through pricing.

RESULTS FROM CONTINUING OPERATIONS

Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of the change in results of continuing operations from the earliest year presented.

Net Sales from Continuing Operations

	2022	2021	2020
In thousands
Net sales	$687,961	$708,993	$784,459
$ change	(21,032)	(75,466)	22,851
% change	(3.0)%	(9.6)%	3.0%

Acquisition sales	20,792	—	—
Organic sales	$667,169	$708,993	$784,459
$ change	(41,824)	(75,466)
% change	(5.9)%	(9.6)%

Net sales for 2022 decreased when compared to 2021, primarily due to a 5.9% decrease in organic sales, partially offset by $20.8 million in sales from our newly-acquired Aircraft Wheel and Brake division. The decrease in organic sales was attributable to $71.3 million in lower sales in our Precision Products segment and $9.3 million in lower sales at our Structures segment, partially offset by an increase in organic sales of $38.8 million at our Engineered Products segment. Foreign currency exchange rates relative to the U.S. dollar had an unfavorable impact of $13.9 million on net sales. See Segment Results of Operations and Financial Condition below for further discussion of segment net sales.

The table below summarizes the changes in organic net sales by product line for the year ended December 31, 2022, compared to the corresponding period in 2021.

Product Line	Increase (Decrease)	$ (in millions)	%
Defense	↓	$(29.9)	(17.7)%
Safe and Arm Devices	↓	$(65.9)	(34.4)%
Commercial, Business and General Aviation	↑	$44.4	24.0%
Medical	↑	$7.8	9.0%
Industrial	↑	$1.8	2.3%

Gross Profit from Continuing Operations

	2022	2021	2020
In thousands
Gross profit	$178,949	$236,618	$245,582
$ change	(57,669)	(8,964)	4,777
% change	(24.4)%	(3.7)%	2.0%
% of net sales	26.0%	33.4%	31.3%

Gross profit for 2022 decreased when compared to 2021, primarily attributable to the $44.5 million write-off of inventory related to the K-MAX® program. In December 2022, we began a review of all businesses and programs to increase efficiencies, improve working capital management and focus on sustainable and consistent revenue and profit generating activities. As a result of this review, we determined that we will discontinue the production of the K-MAX® medium-to-heavy lift helicopter and K-MAX TITAN unmanned aerial system in 2023. The Company will continue to support the existing K-MAX® fleet in operation, including providing operators with repair, spare parts and fleet services, as well as training. We recognized a $44.5 million impairment of K-MAX® inventory in the year ended December 31, 2022 recorded to program inventory impairment on the Company's Consolidated Statement of Operations. The amount written off was comprised of a lower of cost or net realizable value write down on three unsold aircraft and unusable inventory. Unusable inventory includes long lead parts made specifically for the production of the K-MAX® for which there are no alternative uses and spare parts and blades that were in excess of the amounts needed to support the existing fleet. Refer to Note 10, Inventories, for further information regarding the K-MAX® program write-offs.

Additionally contributing to the decrease in gross profit was lower sales and associated gross profit on the JPF program and our defense bearings products. These decreases in gross profit, totaling $39.4 million, were partially offset by higher sales and associated gross profit on our commercial bearings and the addition of gross profit from our newly-acquired Aircraft Wheel and Brake division.

Gross profit as a percentage of sales for 2022 decreased when compared to 2021, primarily attributable to the $44.5 million write-off of inventory related to the K-MAX® program discussed above, the mix of JPF sales in the current year, cost growth on certain structures programs and the $3.1 million inventory step-up associated with the acquisition of Aircraft Wheel and Brake. These changes were partially offset by improved performance on certain composite programs and the addition of gross profit associated with programs at Aircraft Wheel and Brake.

Selling, General & Administrative Expenses (S,G&A) from Continuing Operations

	2022	2021	2020
In thousands
S,G&A	$166,447	$152,474	$169,485
$ change	13,973	(17,011)	8,717
% change	9.2%	(10.0)%	5.4%
% of net sales	24.2%	21.5%	21.6%

The increase in S,G&A expenses for 2022 as compared to 2021 was primarily due to $13.2 million in higher acquisition and integration costs mostly attributable to the acquisition of Aircraft Wheel and Brake in the current period and incremental Aircraft Wheel and Brake S,G&A that will be included in our results going forward. Additionally, we experienced higher travel expenses as restrictions imposed to limit the spread of COVID-19 are lifting. These increases were partially offset by a decrease in compensation, attributable to lower incentive compensation and the realization of benefits from our cost reduction efforts in the prior year.

Costs from Transition Services Agreement

	2022	2021	2020
In thousands
Costs from transition services agreement	$—	$1,728	$12,515

Upon closing the sale of the Distribution business, the Company entered into a transition services agreement ("TSA") with the buyer, pursuant to which the Company agreed to support the information technology, human resources and benefits, tax and treasury functions of the Distribution business for six to twelve months. The buyer had the option to extend the support period for up to an additional year for certain services. The buyer exercised the option to extend the support period for up to a maximum of an additional year for certain information technology services. The buyer had the right to terminate individual services at any point over the renewal term and began to terminate certain services during the third quarter of 2020. During the third quarter of 2021, the TSA expired and all services were completed as of the end of the period. As such, there were no costs incurred associated with TSA and no income earned from the TSA in the year ending December 31, 2022. The Company incurred $1.7 million and $12.5 million in costs associated with the TSA in the years ending December 31, 2021, and 2020, respectively. These costs were partially offset by $0.9 million and $8.4 million in income earned from the TSA included in income from transition services agreement, which is below operating income on the Company's Consolidated Statements of Operations.

Cost of Acquired Retention Plans

	2022	2021	2020
In thousands
Costs of acquired retention plans	$—	$—	$22,814

In the year ended December 31, 2020, we incurred $22.8 million in compensation expense associated with employee retention plans implemented by Bal Seal's previous owner. Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Annual Report on Form 10-K for the year ended December 31, 2020 for further information on the retention plans.

Goodwill and Other Intangibles Impairment

	2022	2021	2020
In thousands
Goodwill and other intangibles impairment	$25,306	$—	$50,307

In December 2022, the Company announced it will consolidate the production of JPF fuzes to its Middletown facility resulting in the closure of the Orlando facility in 2024 due to reduced demand as the JPF program continues to move through its life cycle. The Company considered the reduction in demand, as well as the updated forecasts for the reporting unit, which indicated the forecasted cash flows for the KPP-Orlando reporting unit were lower than amounts previously forecasted. The evaluation resulted in a goodwill impairment charge of $25.3 million in the year ended December 31, 2022. See Note 12, Goodwill and Other Intangible Assets, Net, for further information on the goodwill impairment charges above.

Impairment of Assets Held for Sale

	2022	2021	2020
In thousands
Impairment of assets held for sale	$—	$—	$36,285

In 2020, we recorded $36.3 million impairment on assets held for sale associated with our former UK Composites business. Refer to Note 2, Disposals, for further information on the charge.

Program Contract Costs Impairment

	2022	2021	2020
In thousands
Program contract costs impairment	$9,135	$—	$—

In December 2022, we began a review of all businesses and programs to increase efficiencies, improve working capital management and focus on sustainable and consistent revenue and profit generating activities. As discussed above, as a result of this review, we determined that we will discontinue the production of the K-MAX® medium-to-heavy lift helicopters and K-MAX TITAN unmanned aerial system in 2023. In the year ended December 31, 2022 we wrote off $9.1 million of contract costs associated with the K-MAX TITAN unmanned aerial system.

Restructuring and Severance Costs

	2022	2021	2020
In thousands
Restructuring and severance costs	$9,842	$6,154	$8,359

Fourth Quarter of 2022 - Transformation Initiatives

In December 2022, the Company began a review of all businesses and programs to increase efficiencies, improve working capital management and focus on sustainable and consistent revenue and profit generating activities. As a result of this review, the Company identified areas to reduce annualized costs through streamlining processes, consolidating the production of fuzes for the JPF program at its Middletown facility, discontinuing K-MAX® helicopter production and right-sizing the Company's total cost structure. During the fourth quarter of 2022, the Company recognized $6.6 million in severance costs associated with these actions, which we anticipate will generate approximately $25.0 million in total annualized costs savings by 2024.

Other Severance and Cost Reduction Initiatives

The Company continues to evaluate its cost structure with the objective of a lean organizational structure that improves operational efficiency and provides a scalable infrastructure which facilitates future growth opportunities. The Company has identified workforce reductions and other reductions in certain general and administrative expenses to support the cost savings initiative. In the years ended December 31, 2022, 2021, and 2020, the Company incurred $3.2 million, $6.2 million, and $4.0 million, respectively for these actions. Actions taken throughout 2021 and 2022 have started to generate savings, with anticipated total annualized cost savings of approximately $12.0 million being realized by 2024.

The restructure and severance costs above were included in restructuring and severance costs on the Company's Consolidated Statements of Operations and other unallocated expenses, net within Note 4, Segment and Geographic Information.

(Gain) Loss on Sale of Business

	2022	2021	2020
In thousands
(Gain) loss on sale of business	$(457)	$234	$(493)

In the third quarter of 2022, we sold certain assets and liabilities of our Mexico operations. In the year ended December 31, 2022, we recorded a gain of $0.5 million associated with the sale.

In the fourth quarter of 2020, we committed to a plan and received approval from our Board of Directors to sell our UK Composites division. At December 31, 2020, the assets of the UK Composites business were considered impaired as the estimated fair value of the disposal group was lower than the estimated carrying value of the UK Composites business resulting in a $36.3 million impairment charge recorded to impairment on assets held for sale on the Company's Consolidated Statements of Operations in the year ended December 31, 2020. In the year ended December 31, 2021, we recorded an additional loss of $0.2 million recorded to (gain) loss on sales of business when the sale was finalized.

Operating (Loss) Income from Continuing Operations

	2022	2021	2020
In thousands
Operating (loss) income	$(66,343)	$49,496	$(84,311)
$ change	(115,839)	133,807	(137,722)
% change	(234.0)%	158.7%	(257.9)%
% of net sales	(9.6)%	7.0%	(10.7)%

We had an operating loss of $66.3 million in 2022, compared to operating income of $49.5 million in 2021. This change was primarily attributable to the $25.3 million goodwill impairment charge and the $53.7 million write-off of inventory and contract assets associated with the K-MAX® program discussed above. Additionally contributing to the operating loss in the current year were increases of $3.7 million in restructuring and severance costs, $13.2 million in higher costs associated with corporate development activities mostly due to the acquisition of Aircraft Wheel and Brake and lower operating income at the Precision Products and Structures segments. These changes were partially offset by higher operating income at the Engineered Products segment. See Segment Results of Operations and Financial Condition below for further discussion of segment operating income.

Interest Expense, Net

	2022	2021	2020
In thousands
Interest expense, net	$16,874	$16,290	$19,270

Interest expense, net generally consists of interest charged on our Credit Agreement, which includes a revolving credit facility, our convertible notes and the amortization of debt issuance costs, offset by interest income. Interest expense, net for 2022 increased compared to 2021, primarily due to interest expense on our revolving credit agreement as a result of higher borrowings, partially offset by $3.0 million in lower interest on our convertible notes, which was result of the adoption of Accounting Standard Update ("ASU") 2020-06 on January 1, 2022 and lower interest expense associated with our deferred compensation plan. Refer to Note 1, Summary of Significant Accounting Policies, for further information on the adoption of ASU 2020-06.

Effective Income Tax Rate from Continuing Operations

	2022	2021	2020
Effective income tax rate	26.6%	27.8%	9.9%

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

SEGMENT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Engineered Products Segment

Our Strategy

Our Engineered Products strategy is to differentiate ourselves with innovative solutions that drive organic growth and solve our customers problems while focusing on a best in class operations excellence model. Our strong and diversified portfolio of businesses and products allow us to leverage our broad capabilities across multiple industries, including aerospace and defense, medical and industrial. We will leverage our experience and expertise in material science and application engineering to design and develop bearings, seals, springs, contacts, wheels and brakes in partnership with our customers and push the boundaries of what is possible.

Results of Operations

The following table presents selected financial data for our Engineered Products segment:

	2022	2021	2020
In thousands
Net sales	$377,241	$317,683	$315,063
$ change	59,558	2,620	44,728
% change	18.7%	0.8%	16.5%

Operating income	$57,833	$43,097	$33,561
$ change	14,736	9,536	(30,634)
% change	34.2%	28.4%	(47.7)%
% of net sales	15.3%	13.6%	10.7%

Net sales

2022 versus 2021

Net sales for 2022 increased compared to 2021, primarily driven by higher sales volume of our commercial bearings products, aftermarket parts and springs, seals and contacts, as well as $20.8 million in revenue from our newly-acquired Aircraft Wheel and Brake division. These increases, totaling $64.0 million, were partially offset by lower sales volume of our defense bearings products. For the year ended December 31, 2022, foreign currency exchange rates relative to the U.S. dollar had an unfavorable impact of $13.9 million on net sales.

Operating Income

2022 versus 2021

Operating income for 2022 increased when compared to 2021, primarily due to higher sales and associated gross profit on our commercial bearings products, seals, springs and contacts used in medical implantables, and aftermarket parts and the contribution of sales and associated gross profit from the Aircraft Wheel and Brake division acquired in the current period. These increases in gross profit of $35.3 million were partially offset by lower sales volume and associated gross profit on our defense and medical bearings products and incremental expenses from our Aircraft Wheel and Brake acquisition, including a $3.1 million inventory-step up and $5.6 million in amortization expense on our acquired intangible assets.

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

Commercial Bearings

Our bearings products are included on commercial airliners and regional/business jets manufactured in North and South America, Europe and Asia and are used as original equipment and/or specified as replacement parts by airlines and aircraft manufacturers. These products are primarily proprietary self-lubricating, ball and roller bearings for aircraft flight controls, turbine engines, landing gear and helicopter driveline couplings. The most significant portion of our commercial sales is derived from Boeing, Airbus and Bombardier platforms, such as the Boeing 737, 747, 777 and 787, the Airbus A320, A330, A350 and A380, and the Bombardier Global 7500. Our commercial bearings products were particularly impacted by the COVID-19 pandemic. We expect recovery in sales related to single-aisle aircraft to continue over the next two years, while the recovery for sales related to twin-aisle aircraft to be more gradual over the next decade.
In the first quarter of 2019, the Federal Aviation Administration ("FAA") issued an order to suspend all 737 MAX aircraft in the U.S. and by U.S. aircraft operators following two fatal 737 MAX accidents. Boeing suspended deliveries until the FAA and other civil aviation authorities worldwide granted the clearance to return the aircraft to service. In November 2020, the FAA lifted the orders to suspend operations of the Boeing 737 MAX and in early 2021, airlines around the globe began to clear the Boeing 737 MAX for flight. While production rates increased in 2022 and are expected to continue to increase in 2023, there can be no assurance that the production rate will return to the production rate prior to the grounding of the 737 MAX fleet. In the years ended December 31, 2022, 2021 and 2020, we recognized $11.7 million, $4.0 million and $5.6 million, respectively, in revenue associated with the sale of our products that are utilized on the 737 MAX aircraft fleet.

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

Wheels and Brakes

We manufacture wheels, brakes and related hydraulic components for helicopters, fixed-wing and UAV aircraft. These products support over 100 platforms, including original equipment manufacturers and aftermarket suppliers. Our worldwide distribution network allows for quick parts availability.

Other

In 2021, we opened a new production cell for products manufactured using our proprietary Titanium Diffusion Hardening ("TDH") process, which provides the lightweight and high strength benefits of titanium alloys while improving surface hardness, durability and wear characteristics. The TDH process was utilized in a successful human space travel mission and we received an initial order from a leading electric vertical takeoff and landing ("eVTOL") manufacturer for components manufactured using our TDH process in 2021. In 2022, we saw further application of this process within the aerospace and defense markets as well as increasing acceptance for products related to military structural components and medical end-use applications. We are currently engaged with multiple large medical device companies in validation test efforts, working toward authorization for use in total joint replacement and fixation components.

Precision Products Segment

Our Strategy

The Precision Products strategy is to focus on solving tomorrow’s problems through innovation and technology by empowering the strengths of our employees, partners and suppliers. We serve both commercial and defense customers by customizing solutions and technologies for their specific needs. Our strategy is focused on growing an ecosystem of products, ranging from safe and arming solutions for missile and bomb systems to uncrewed, autonomous aircraft, enhancing our customers' ability to execute missions flawlessly. We pursue operational excellence through the continuous training of our employees and successful integration of new talent. We will grow our product offerings by investing in new technologies and identifying new market opportunities.

Results of Operations

The following table presents selected financial data for our Precision Products segment:

	2022	2021	2020
In thousands
Net sales	$185,023	$256,329	$302,509
$ change	(71,306)	(46,180)	(4,803)
% change	(27.8)%	(15.3)%	(1.6)%

Operating income	$17,705	$55,366	$74,033
$ change	(37,661)	(18,667)	14,460
% change	(68.0)%	(25.2)%	24.3%
% of net sales	9.6%	21.6%	24.5%

Net sales

2022 versus 2021

Net sales for 2022 decreased when compared to 2021, primarily due to lower sales on the JPF program, certain legacy fuzing programs and the SH-2G program for New Zealand. These decreases, totaling $73.0 million, were partially offset by higher sales on the AMRAAM® fuzing program.

Operating Income

2022 versus 2021

Operating income for 2022 decreased when compared to 2021, primarily attributable to $35.9 million in lower gross profit, driven by lower sales and gross profit on the JPF program. Additionally contributing to the decrease were higher research and development costs for the KARGO UAV unmanned aerial system.

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

A total of 21,359 fuzes were delivered to our customers during 2022. We expect to deliver 9,000 to 12,000 fuzes in 2023. Total JPF backlog at December 31, 2022 was $20.0 million, down from $103.4 million at December 31, 2021. We expect to recognize the majority of this backlog within the first half of 2023.

Our JPF program continues to move through its product lifecycle, reflecting the previously announced decision of the United States Air Force ("USAF") to move from the JPF to the FMU-139 D/B (which we do not manufacture or produce) as its primary fuze system. We are currently working to complete Option 16 of our JPF contract with the USG. Like the option before it, Option 16 relates solely to the procurement of fuzes by or in support of foreign militaries and does not include any sales to the USAF. We do not expect to receive any additional orders from the USG, either as direct sales to the USG or indirect sales to foreign militaries through the USG. Therefore, the future viability of our JPF program will depend entirely on our ability to market and sell the JPF to foreign militaries in DCS transactions. We are currently in discussions with two Middle Eastern customers for one or more follow-on orders aggregating a minimum of $45.0 million that would further extend the life of the program, but there can be no assurance as to the receipt, magnitude and timing of these orders. Moreover, any such orders, if received, would be subject to the receipt of all necessary export approvals, licenses and other authorizations needed to effectuate the sales, which are subject to political and geopolitical conditions beyond our control.

In the fourth quarter of 2022, as a result of the inability to successfully market and sell the JPF to foreign militaries in DCS transactions in a timely manner at prices and in quantities that would continue to support production at current levels, we announced a restructuring plan that will lead to the permanent closure of our Orlando, Florida manufacturing facility by the end of 2024. The Company expects to consolidate JPF production in its Middletown, Connecticut, facility during the first half of 2023 as the facility has the potential capacity to deliver against future DCS orders.

K-MAX®

We manufactured the commercial K-MAX® aircraft at our Jacksonville, Florida and Bloomfield, Connecticut facilities. Additionally, in 2019, we began developing the next generation TITAN UAV unmanned aerial system to allow operators to have the capability to fly either manned or unmanned missions. In December 2022, we began a review of all businesses and programs to increase efficiencies, improve working capital management and focus on sustainable and consistent revenue and profit generating activities. As a result of this review, we determined that we will discontinue the production of the K-MAX® medium-to-heavy lift helicopters and TITAN UAV unmanned aerial system in 2023 due to low demand and variation in annual deliveries, coupled with low profitability and large working capital inventory requirements. In the year ended December 31, 2022, we wrote off $44.5 million of inventory and $9.1 million of contract costs associated with these programs. These costs were included in program inventory impairment and program contract costs impairment, respectively, on the Company's Consolidated Statements of Operations and other unallocated expenses, net within Note 4, Segment and Geographic Information. Refer to Note 10, Inventories, and Note 7, Contract Assets, Contract Costs and Contract Liabilities, for further information on the write-off associated with these programs. The Company will continue to support the existing K-MAX® fleet in operation, including providing operators with repair, spare parts and fleet services, as well as training. As of December 31, 2022 and 2021, our backlog for the K-MAX® program was $0.5 million and $13.8 million, respectively.

KARGO

In 2021, we unveiled the KARGO UAV unmanned aerial system, a compact purpose-built, autonomous aircraft designed to provide cost-effective cargo hauling up to 800 pounds. The KARGO UAV provides multiple payload options with a conformal supply pod and external sling load. This autonomous, unmanned aircraft system will provide expeditionary logistics support to our military and commercial customers. Additionally in 2021, we completed a successful demonstration of our half scale model. In 2022, we continued to expand on our KARGO UAV unmanned aerial system and we were down-selected to build a prototype system for the U.S. Marines to support the Medium Unmanned Logistics System – Air ("MULS-A") program. We are currently in development of the full scale model and we made significant progress during the year with successful testing of the drive train systems and the autonomy systems. A demo of the full scale model is expected in the first half of 2023.

Missile Fuzing

We manufacture missile fuzing systems utilized in safe and arm devices. Our fuzes are qualified for use in missile systems used by the U.S. Armed Forces, and can be found on numerous platforms, including AMRAAM®, ATacMS®, Harpoon, JASSM®, MK-54, SLAM-ER and Tomahawk.

Structures Segment

Our Strategy

The Structures strategy is focused on delivering complex metallic and composites structural components and systems to a broad range of customers in the commercial aerospace, defense and medical end markets both for OEM and aftermarket. We seek to partner with customers and become an extension of their manufacturing process, providing our ability to strategically source, manufacture, assemble and deliver products to the strict tolerance required by our industries and to the high quality expected by our customers. Looking ahead, we are focused on adding new programs from customers that value our experience and expertise in structural manufacturing, while broadening our end market exposure to emerging growth areas, such as space, eVTOL and cargo UAS.

Results of Operations

The following table presents selected financial data for our Structures segment:

	2022	2021	2020
In thousands
Net sales	$125,697	$134,981	$166,887
$ change	(9,284)	(31,906)	(17,074)
% change	(6.9)%	(19.1)%	(9.3)%

Operating loss	$(3,000)	$(340)	$(8,858)
$ change	(2,660)	8,518	(10,052)
% change	(782.4)%	96.2%	(841.9)%
% of net sales	(2.4)%	(0.3)%	(5.3)%

Net sales

2022 versus 2021

Net sales decreased for 2022 when compared to 2021, primarily due to the wind down of the AH-1Z program and lower sales on our Bell Helicopter program, our Sikorsky UH-60 BLACK HAWK program, our A-10 program and certain composite programs. These decreases, totaling $24.6 million, were partially offset by higher sales on our programs with Rolls Royce and the Sikorsky Combat Rescue Helicopter program.

Operating Loss

2022 versus 2021

Operating loss increased for 2022 compared to 2021, primarily due to the wind down of the AH-1Z program and lower sales and associated gross profit on the A-10 program and our Sikorsky UH-60 BLACK HAWK program. These decreases in gross profit of $7.2 million were partially offset by higher sales and gross profit on our programs with Rolls Royce and the Sikorsky Combat Rescue Helicopter program.

Major Programs/Product Lines

A-10

In 2019, the USAF awarded Boeing a contract to provide up to 112 new wing assemblies and up to 15 wing kits through 2030 and we announced that we had been awarded a contract by Boeing to manufacture wing control surfaces and structural assemblies in support of the USAF's A-10 Thunderbolt Advanced Wing Continuation Kitting ("ATTACK") program. At December 31, 2022 and 2021, our program backlog was $16.8 million and $23.3 million, respectively.

BLACK HAWK

The Sikorsky BLACK HAWK helicopter cockpit program involves the manufacture of cockpits, including the installation of all wiring harnesses, hydraulic assemblies, control pedals and sticks, seat tracks, pneumatic lines and the composite structure that holds the windscreen for most models of the BLACK HAWK helicopter. We delivered 45 cockpits in 2022 as compared to the 65 cockpits delivered in 2021. In December 2021, we entered into a follow-on multi-year contract with Sikorsky to manufacture UH-60 BLACK HAWK cockpits for both the “M” and the “Med” models. The term of the agreement is five years, beginning in 2023 and ending in 2027. Beyond this latest procurement contract, we have limited multi-year visibility with regard to future orders from the USG. Included in backlog at December 31, 2022 and 2021, was $95.9 million and $202.0 million, respectively, for orders on this program. We anticipate cockpit deliveries to total 31 in 2023.

777 / 767

In 2019, we signed a multi-year follow-on contract with Boeing for the production of fixed trailing edge ("FTE") assemblies for the Boeing 777 and 767 commercial aircraft. Annual quantities will vary, as they are dependent upon the orders Boeing receives from its customers. To date, Kaman has provided approximately 1,545 FTE kits and assemblies for each of the 777 and 767 programs since 1995 and 1986, respectively. During 2022, on average, we delivered two shipsets per month on the Boeing 777 platform and two and one-half shipsets per month on the Boeing 767 platform, which includes one shipset per month associated with a military tanker derivative of the 767. For 2023, we estimate deliveries on the 777 program to be two and one-half shipsets per month and on the 767 program to be three shipsets per month which includes one shipset per month associated with a military tanker derivative of the 767. As of December 31, 2022 and 2021, our backlog for these programs was $41.1 million and $34.1 million, respectively.

On February 21, 2021, Boeing recommended grounding active Boeing 777 aircraft equipped with a particular engine model following an engine failure. In December 2021, the FAA proposed a change to the engines. Following the modifications to the engine, the FAA cleared the aircraft to return to service in May 2022. In the years ended December 31, 2022 and 2021, revenue associated with the Boeing 777 aircraft was approximately 1% of total sales in both periods.

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

Backlog

	December 31, 2022	December 31, 2021	December 31, 2020
In thousands
Engineered Products	$322,452	$169,144	$134,257
Precision Products	134,903	180,082	293,261
Structures	263,581	351,697	203,718
Total Backlog	$720,936	$700,923	$631,236

Backlog increased from 2021 to 2022, primarily driven by the addition of $51.1 million of backlog associated with our Aircraft Wheel and Brake acquisition and new orders for our bearings products, our seals, springs and contacts, and our SLAM-ER fuzing program. These increases were partially offset by revenue recognized on the JPF program, the modification of a Sikorsky BLACK HAWK contract that reduced the firm quantities associated with the program and deliveries of our bearings products and springs, seals and contacts.

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

A summary of our consolidated cash flows from continuing operations is as follows:

	2022	2021	2020	22 vs. 21	21 vs. 20
(in thousands)
Total cash provided by (used in):
Operating activities	$20,969	$48,698	$16,469	$(27,729)	$32,229
Investing activities	(473,051)	(21,112)	(318,722)	(451,939)	297,610
Financing activities	335,923	(22,233)	(33,535)	358,156	11,302

Free Cash Flow(1) :
Net cash provided by operating activities	$20,969	$48,698	$16,469	$(27,729)	$32,229
Expenditures for property, plant and equipment	(23,689)	(17,530)	(17,783)	(6,159)	253
Free cash flow	$(2,720)	$31,168	$(1,314)	$(33,888)	$32,482
(1) Free Cash Flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less expenditures for property plant and equipment, both of which are presented in our Consolidated Statements of Cash Flows. See Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures, in this Form 10-K.

Net cash provided by operating activities was $21.0 million in 2022, $27.7 million less than cash provided in 2021, largely driven by the timing of collection of payments on the JPF program, partially offset by the absence of approximately $25.1 million in nonrecurring payments to eligible participants of Bal Seal's employee retention plans, a $10.0 million pension contribution paid in the prior year and the timing of accounts payable.

Net cash used in investing activities was $473.1 million in 2022, $451.9 million more than cash used in 2021. This change was primarily attributable to our purchase of Aircraft Wheel and Brake and our investment in Near Earth Autonomy in the current period.

Net cash provided by financing activities was $335.9 million, compared to net cash used in financing activities of $22.2 million in the prior year, primarily due to borrowings under our credit agreement for the acquisition of Aircraft Wheel and Brake in the current period. Refer to Note 14, Debt, for further information on our credit agreement.

Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of the change in cash flows from the earliest year presented.

Material Cash Commitments

The Company considers its material contractual obligations when assessing its liquidity.

Debt and Related Interest Payments

We rely on debt financing as a source of liquidity for our business activities, including both convertible notes and our revolving credit facility. Under the convertible notes, $199.5 million of principal liability is due in 2024. At December 31, 2022, $363.0 million was outstanding under the revolving credit agreement, which is due in 2024. The Company is contractually obligated to make interest payments on our debt and is required to pay a quarterly commitment fee on the unused revolving loan commitment amount. The total estimated interest payments over the life of our debt instruments is $126.8 million as of December 31, 2022. Of this amount, $29.2 million is estimated be paid within one year. Interest payments on debt are calculated based on the applicable rate and payment dates for each instrument. For variable-rate instruments, interest rates and payment dates are based on management’s estimate of the most likely scenarios for each relevant debt instrument. We may be impacted by expected increases in interest rates on the amounts outstanding under the revolving credit agreement; however, to mitigate this risk, we entered into interest rate swap agreements, effective January 1, 2023, for the purposes of hedging the eight quarterly variable-rate Credit Agreement interest payments due in 2023 and 2024. For further information on debt and the related interest payments, refer to Financing Arrangement discussed below and Note 14, Debt, in the Notes to Consolidated Financial Statements included in this Form 10-K.

Leasing

Future rental payments for operating and financing leases total $8.3 million and $3.9 million, respectively, as of December 31, 2022. For further information on leasing obligations, including the timing of these payments, refer to Note 20, Leases, in the Notes to Consolidated Financial Statements included in this Form 10-K.

Purchase Obligations

The Company has entered into purchase commitments with suppliers for materials and supplies as part of the ordinary course of business, consulting arrangements and support services. Obligations of at least $50,000 total $321.7 million as of December 31, 2022, of which $287.2 million will be paid within one year.

Other

Our other long-term obligations, which include obligations under the Company's long-term incentive plan, deferred compensation plan, environmental liabilities, and unrecognized tax benefits, total $29.3 million at December 31, 2022, of which $3.2 million will be paid within one year. For further information on these obligations refer to Note 13, Environmental Costs; Note 16, Income Taxes; Note 18, Other Long-Term Liabilities; and Note 19, Commitments and Contingencies, in the Notes to Consolidated Financial Statements included in this Form 10-K.

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

As of December 31, 2022, we had no significant off-balance sheet arrangements other than purchase obligations, the guarantee discussed above and $51.6 million of outstanding standby letters of credit, all of which were under the revolving credit facility. Of this amount, $46.1 million letters of credit relate to a JPF DCS contract.

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
•restructuring costs and severance payments;
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

The Company incurred $7.4 million of debt issuance costs in connection with the sale of the 2024 Notes, which was allocated between the debt and equity components of the instrument. Of the total amount, $0.7 million was recorded as an offset to additional paid-in capital. The balance, $6.7 million, was recorded as a contra-debt balance and is being amortized over the term of the 2024 Notes. As a result of the adoption of ASU 2020-06, the amount recorded to additional paid-in capital was reclassified to retained earnings in the cumulative effect adjustment recorded on January 1, 2022. The remaining balance of debt issuance costs is being amortized over the term of the convertible notes. Total amortization expense for the years ended December 31, 2022, 2021 and 2020 was $1.0 million, $1.1 million and $0.9 million, respectively.

The following table illustrates the dilutive effect of securities issued under the 2024 Notes at various theoretical average share prices for our stock as of December 31, 2022:

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

On May 31, 2022, the Credit Agreement was further amended to, among other things, adjust the Total Net Leverage Ratio financial covenant in anticipation of the consummation of the announced acquisition of Parker's Aircraft Wheel and Brake division. On November 10, 2022, the Credit Agreement was amended again to, among other things, amend certain definitions and other provisions (i) to replace the LIBOR-based benchmark rate for U.S. dollar denominated loans and other extensions of credit under the Credit Agreement with a secured overnight financing rate for specified interest periods plus a credit spread adjustment of 0.10% per annum for all interest periods (the “Adjusted Term SOFR”), and (ii) to make revisions to the benchmark replacement provisions in the event that an existing interest rate benchmark is discontinued or otherwise non-representative. Refer to Note 14, Debt, for further information on these amendments.

At December 31, 2022, $363.0 million was outstanding under the revolving credit facility. The interest rate at December 31, 2022 was 7.07%. We are required to pay a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.150% to 0.250% per annum, based on the Senior Secured Net Leverage Ratio. Fees for outstanding letters of credit range from 1.125% to 1.625%, based on the Senior Secured Net Leverage Ratio. Total average bank borrowings were $120.7 million during the year ended December 31, 2022. There were no bank borrowings under our revolving credit facility during the year ended December 31, 2021.

The Company's Credit Agreement contains floating rate obligations and is subject to interest rate fluctuations. Since our borrowing under the revolver for the acquisition of Aircraft Wheel and Brake in the third quarter of 2022 through December 31, 2022, our weighted-average interest rate under the revolver was 4.83%. In late 2022, we entered into interest rate swap agreements with a notional value of $200.0 million, effective January 1, 2023, for the purposes of hedging the eight quarterly variable-rate Credit Agreement interest payments due in 2023 and 2024. These interest rate swap agreements were designated as cash flow hedges and intended to manage interest rate risk associated with our variable-rate borrowings and minimize the impact on our earnings and cash flows of interest rate fluctuations attributable to changes in SOFR rates. These interest rate swaps were not material to the Company's financial statements at and in the year ended December 31, 2022.

The following table shows the amounts available for borrowing under the Company's revolving credit facility:

	December 31, 2022	December 31, 2021
In thousands
Total facility	$800,000	$800,000
Amounts outstanding, excluding letters of credit	363,000	—
Amounts available for borrowing, excluding letters of credit	437,000	800,000
Letters of credit under the credit facility(1)(2)	51,630	92,646
Amounts available for borrowing	$385,370	$707,354

Amounts available for borrowing subject to EBITDA, as defined by the Credit Agreement(3)	$211,131	$409,914
(1) The Company has entered into standby letters of credit issued on the Company's behalf by financial institutions, and directly issued guarantees to third parties primarily related to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit generally are available for draw down in the event the Company does not perform its obligations, but are not included in the calculation of available for borrowing subject to EBITDA, as defined by the Credit Agreement.
(2) Of these amounts, $46.1 million and $86.3 million letters of credit relate to a certain JPF DCS contract in 2022 and 2021, respectively.
(3) Amounts available for borrowing subject to EBITDA reflect the minimum borrowing capacity as calculated in accordance with the terms of our Credit Agreement for EBITDA, subject to adjustments.

Interest Rate Swaps

During 2022, we entered into interest rate swap agreements, effective January 1, 2023, for the purposes of hedging the eight quarterly variable-rate Credit Agreement interest payments due in 2023 and 2024. These interest rate swap agreements were designated as cash flow hedges and intended to manage interest rate risk associated with our variable-rate borrowings and minimize the impact on our earnings and cash flows of interest rate fluctuations attributable to changes in LIBOR or SOFR rates. These interest rate swaps were not material to our financial statements at and in the year ended December 31, 2022.

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

Letters of Credit

We have $46.1 million in letters of credit outstanding for a JPF DCS contract, including the offset agreement. In the event that we default on the contract and we are unable to fulfill our contractual commitments, our customer has the ability to draw on the letters of credit.

Pension

Management regularly monitors its pension plan asset performance and the assumptions used in the determination of our benefit obligation, comparing them to actual experience. We continue to believe the assumptions selected are valid due to the long-term nature of our benefit obligation.

For the year ended December 31, 2022, no contribution was made to the qualified pension plan. We contributed $10.0 million to the qualified pension plan for the year ended December 31, 2021. In 2023, we do not expect to make a pension contribution to the qualified pension plan. We paid $0.5 million and $2.7 million in SERP benefits in 2022 and 2021, respectively. We expect to pay $0.5 million in SERP benefits in 2023.

For more information refer to Note 17, Pension Plans, in the Notes to Consolidated Financial Statements included in this Form 10-K.

Acquisitions

On September 16, 2022, the Company completed the acquisition of Aircraft Wheel and Brake, at a purchase price of approximately $441.3 million. No acquisitions were completed in 2021. On January 3, 2020, the Company completed the acquisition of Bal Seal, at a purchase price of approximately $317.5 million. For a discussion of these acquisitions, see Note 3, Business Combinations and Investments, in the Notes to Consolidated Financial Statements included in this Form 10-K.

Share-based Arrangements

In 2021, the Company modified its long-term incentive program to increase the emphasis on equity. The long-term incentive awards granted to our Named Executive Officers (“NEOs”) consist of a combination of service-based restricted shares ("RSAs") and performance share units settled in shares ("PSUs"), as opposed to the cash-based awards that had been utilized before. These awards are expected to increase the alignment of interests between our NEOs and shareholders, and help build stock ownership by new executives, supporting both executive retention and the Company’s long-term financial performance. RSAs will vest over a three-year period on each of the first three anniversaries of the date of grant. The number of PSUs that will vest will be determined based on total shareholder return ("TSR") and return on total invested capital ("ROIC") over a three-year performance period, each of which will remain equally weighted in determining payouts. The achievement level for both factors may range from zero to 200%. As of December 31, 2022, future compensation costs related to non-vested stock options, performance shares and restricted stock grants was $9.6 million. The Company anticipates that this cost will be recognized over a weighted-average period of 1.7 years.

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

Organic Sales (in thousands)
	2022	2021	2020
Net sales	$687,961	$708,993	$784,459
Acquisition Sales	20,792	—	—
Organic Sales	$667,169	$708,993	$784,459

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

Judgment and Uncertainties
The over time revenue recognition model requires that we estimate future revenues and costs over the life of a contract. Revenues are estimated based upon the original contract price, with consideration being given to exercised contract options, change orders and, in some cases, projected customer requirements. Contract costs may be incurred over a period of several years, and the estimation of these costs requires significant judgment based upon the acquired knowledge and experience of program managers, engineers and financial professionals. Estimated costs are based primarily on anticipated purchase contract terms, historical performance trends, business base and other economic projections. The complexity of certain programs as well as technical risks and uncertainty as to the future availability of materials and labor resources could affect the Company’s ability to accurately estimate future contract costs. The amount of revenue recognized at a point-in time is approximately 61% compared to approximately 39% of consolidated revenue recognized over time.

Effect if Actual Results Differ From Assumptions
While we do not believe there is a reasonable likelihood there will be a material change in estimates or assumptions used to calculate our long-term revenues and costs, estimating the percentage of work complete on certain programs is a complex task. As a result, changes to these estimates could have a significant impact on our results of operations. These programs include the Sikorsky BLACK HAWK program, the JPF program with the USG, the Boeing A-10 program, the ATacMS® program, the Harpoon program, and several other programs. Estimating the ultimate total cost of these programs is challenging due to the complexity of the programs, unanticipated increases in production requirements, the nature of the materials needed to complete these programs, change orders related to the programs and the need to manage our customers’ expectations. These programs are an important element in our continuing strategy to increase operating efficiencies and profitability as well as broaden our business base. Management continues to monitor and update program cost estimates quarterly for these contracts. A significant change in an estimate on one or more of these programs could have a material effect on our financial position and results of operations. The company recognized a reduction in revenue of $3.5 million, $2.6 million, and $7.0 million for the years ended December 31, 2022, 2021, and 2020, respectively, due to changes in profit estimates.

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
Effect if Actual Results Differ From Assumptions
As of December 31, 2022 and 2021, our allowance for doubtful accounts was $2.1 million and $1.5 million, respectively. Receivables written off, net of recoveries, in 2022 and 2021 were $0.4 million and $0.6 million, respectively.
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
In December 2022, the Company began a review of all businesses and programs to increase efficiencies, improve working capital management and focus on sustainable and consistent revenue and profit generating activities. As a result of this review, we determined that we will discontinue the production of the K-MAX® medium-to-heavy lift helicopters and K-MAX TITAN unmanned aerial system in 2023. The Company will continue to support the existing K-MAX® fleet in operation, including providing operators with repair, spare parts and fleet services, as well as training. As a result of this decision, management wrote off $44.5 million of inventory associated with these programs. The amount written off was comprised of a lower of cost or net realizable value write down on three unsold aircraft and unusable inventory. Unusable inventory includes long lead parts made specifically for the production of the K-MAX® for which there are no alternative uses and spare parts and blades that were in excess of the amounts needed to support the existing fleet.
At December 31, 2022, $24.7 million of K-MAX® inventory was included in contracts and other work in process and finished goods, of which management believes that approximately $22.5 million will be sold after December 31, 2023, based upon the anticipation of additional aircraft manufacturing and supporting the fleet for the foreseeable future.
At December 31, 2022, $6.2 million of SH-2G(I) inventory was included in contracts and other work in process inventory on the Company's Consolidated Balance Sheets. Management believes $5.3 million of the SH-2G(I) inventory will be sold after December 31, 2023. This balance represents spares requirements and inventory to be used in SH-2G programs.
Effect if Actual Results Differ From Assumptions
Management reviews the K-MAX® inventory balance on an annual basis to determine whether any additional write-downs are necessary. Following the write-down of the inventory as discussed above, we believe this inventory is stated at net realizable value at December 31, 2022, although lack of demand for aircraft or spare parts in the future could result in additional write-downs of the inventory value. Overall, management believes that our inventory is appropriately valued and not subject to further obsolescence in the near term. If such a write-down were to occur, this could have a significant impact on our operating results. An additional 10% write-down of the December 31, 2022 K-MAX® inventory balance would have affected pre-tax earnings by approximately $2.5 million in 2022.
The balance of SH-2G(I) inventory projected to be sold after December 31, 2022, represents spares requirements and inventory to be used to support the SH-2G programs in future periods and as such is appropriately valued as of December 31, 2022.
Business Combinations

Methodology

On September 16, 2022, we completed the acquisition of Aircraft Wheel and Brake for consideration of $441.3 million. In accordance with generally accepted accounting principles, we recognized the identifiable assets acquired and liabilities assumed separately from goodwill and measured the respective assets and liabilities at their acquisition-date fair values. Goodwill for the acquisition of $169.8 million was determined based on the consideration transferred less the net value of assets acquired and liabilities assumed at their acquisition-date fair values.

Judgment and Uncertainties

As part of the acquisition, management identified two classes of intangible assets acquired related to Aircraft Wheel and Brake, consisting of customer relationships and acquired backlog. The fair value of the intangible assets of $250.5 million was determined using the income approach, specifically, a multi-period excess earnings method. Significant judgment was applied with respect to estimates of forecasted cash flows, more specifically, the estimated revenue growth rates to determine the fair value of all of the intangible assets and the estimated profit rates and discount rate used to determine the fair value of the customer relationship intangible assets. Management evaluated the reasonableness of the revenue growth rates and profit rates based on consideration of the past performance, general economic conditions in the markets served by Aircraft Wheel and Brake and industry-specific performance statistics.

The Company determines the useful lives of the intangibles through contracting with a third party valuation expert and discussions with the management team of the acquisition. As the acquisition specializes in wheels, brakes and related hydraulic components for helicopters, fixed-wing and UAV aircraft, it was determined that a useful life range of 23 to 25 year for customer relationships was reasonable, as the length of customer relationships are typically longer given the nature of the industry and the useful lives of aircraft. Considerations were also given to the history of serving on the programs, nature of competition, probability of renewals, sole source positions, information on the strength of the incumbency, nature of the aircraft program, and corroborated the program forecast duration with information from Forecast International, General Aviation Manufacturer Association data, Federal Aviation Administration data, as well as Department of Defense disclosures.

A discount rate of 9% was utilized for customer relationships and a discount rate of 8% was utilized for backlog to reflect the risk and uncertainty in the financial markets and specifically in our internally developed earnings projections. A change in these assumptions could materially affect the valuation of the identified intangible assets. Management evaluated the reasonableness of the discount rates based on consideration of the cost of capital of comparable businesses and other industry factors.

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
At December 31, 2022, the carrying value of goodwill was $363.8 million and $16.1 million for the Engineered Products and Precision Products segments, respectively. There is no goodwill related to the Structures segment. The specific Engineered Products reporting units contributing to the total goodwill balance were Specialty Bearings and Engineered Products, $98.9 million, Bal Seal, $95.1 million and Aircraft Wheel and Brake, $169.8 million. The Precision Products segment has one reporting unit contributing to the total balance, Precision Products Orlando ("KPP-Orlando"), $16.1 million.
In accordance with ASC 350 - Intangibles - Goodwill and Other, the Company evaluates goodwill for possible impairment on at least an annual basis. Additionally, the Company is required to evaluate goodwill for possible impairment testing if an event occurs or circumstances change that indicate that the fair value of the reporting entity may be below its carrying amount. In December 2022, the Company announced it will consolidate the production of JPF fuzes to its Middletown facility resulting in the closure of the Orlando facility in 2024 due to reduced demand as the JPF program continues to move through its life cycle.

The Company considered the reduction in demand, as well as the updated forecasts for the reporting unit, which indicated the forecasted cash flows for the KPP-Orlando reporting unit were lower than amounts previously forecasted. Management performed a quantitative analysis on the KPP-Orlando reporting unit using an income methodology based on management's estimates of forecasted cash flows, with those cash flows discounted to present value using rates commensurate with the risks associated with those cash flows. The quantitative analysis resulted in a conclusion that the fair value of the KPP-Orlando reporting unit was $25.3 million below its carrying value; therefore, goodwill was impaired. In the year ended December 31, 2022, the Company recorded a goodwill impairment charge of $25.3 million for the KPP-Orlando reporting unit. This impairment charge was included in goodwill and other intangibles impairment on the Company's Statement of Operations and other unallocated expenses, net in Note 4, Segment and Geographic Information. An additional $16.1 million of goodwill remains at this reporting unit. No such triggering events were identified in 2021.
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
The carrying value of other intangible assets as of December 31, 2022, was $372.3 million. No triggering events were identified in 2022, 2021 or 2020. See Note 12, Goodwill and Other Intangible Assets, Net, in the Notes to Consolidated Financial Statements for additional information regarding these assets.
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
We performed a qualitative assessment for the Specialty Bearings, Bal Seal, and Aircraft Wheel and Brake reporting units. The results of these analyses indicated that it is more likely than not that goodwill is not impaired and these reporting units did not need to proceed to a quantitative assessment.
For the quantitative impairment tests, management estimated the fair value of the reporting units using an income methodology based on management's estimates of forecasted cash flows, with those cash flows discounted to present value using rates commensurate with the risks associated with those cash flows.
In performing our quantitative test for the KPP-Orlando reporting unit, no terminal growth rate was assumed. The discount rate utilized to reflect the risk and uncertainty in the financial markets and specifically in our internally developed earnings projections was 9.75% for this reporting unit. Changes in these estimates and assumptions could materially affect the results of our tests for goodwill impairment.
An impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The results of the quantitative test indicated that the carrying value of the KPP-Orlando reporting unit exceeded the respective fair value; therefore, an impairment charge of $25.3 million was recorded in the year ended December 31, 2022.
Effect if Actual Results Differ From Assumptions

We performed the quantitative impairment test for the KPP-Orlando reporting unit. KPP-Orlando's fair value was less than its carrying value resulting in a $25.3 million write-off of goodwill. In 2020, we identified a triggering event for possible impairment at the Aerosystems reporting unit. The fair value of the Aerosystems reporting unit was $56.1 million below its carrying value. We recorded a goodwill impairment charge of $50.3 million for the Aerosystems reporting unit in 2020, which represented the entire goodwill balance associated with this reporting unit.
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
We do not currently believe there to be a reasonable likelihood that actual results will vary materially from estimates and assumptions used to test goodwill and other intangible assets for impairment losses. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to additional impairment charges that could be material.

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
The long-term incentive program ("LTIP") cash-based awards provide certain senior executives an opportunity to receive long-term incentive award payments, generally in cash, for achieving targets established by the Compensation Committee of the Board of Directors. Performance metrics for LTIP cash-based awards are based on the following: (a) average return on total capital and (b) total return to shareholders, both compared to the Russell 2000 indices for the same performance period. No awards will be payable if the Company’s performance is below the 25th percentile of the designated indices. The maximum award is payable if performance reaches the 75th percentile of the designated indices. Awards will be paid out at 100% at the 50th percentile. Awards for performance between the 25th and 75th percentiles are determined by straight-line interpolation between 0% and 200%.
In order to estimate the liability associated with the cash-based LTIP awards, management must make assumptions as to how our current performance compares to current Russell 2000 data based upon the Russell 2000’s historical results. This analysis is performed on a quarterly basis. When sufficient Russell 2000 data for a year is available, which typically will not be until May or June of the following year, management will adjust the liability to reflect its best estimate of the total award. Actual results could differ significantly from management’s estimates. The total estimated liability as of December 31, 2022, was $0.6 million.
Judgment and Uncertainties
Models to price options and PSUs and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the future volatility of our stock price, expected dividend yield, future employee turnover rates and future employee stock option exercise behaviors. Changes in these assumptions can materially affect the fair value estimate.
Our equity-based and cash-based LTIP requires management to make assumptions regarding the likelihood of achieving long-term Company goals as well as estimate future Russell 2000 results.

Effect if Actual Results Differ From Assumptions

In the event that actual results are not consistent with our estimates or assumptions, we may be exposed to changes in cash and share-based compensation expense that could be material. If actual results are not consistent with the assumptions used, the share-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the share-based compensation. A 10% change in our share-based compensation expense for the year ended December 31, 2022, would have affected pre-tax earnings by approximately $0.8 million in 2022.
Due to the timing of availability of the Russell 2000 data, there is a risk that the amount we have recorded as LTIP expense could be different from the actual payout. A 10% increase in the total estimated liability for our cash-based LTIP would not be material to 2022 pretax earnings.
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
Judgment and Uncertainties

The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the pension obligation. Management uses the Financial Times Stock Exchange ("FTSE") Pension Discount Curve for discount rate assumptions. This index was designed to provide a market average discount rate to assist plan sponsors in valuing the liabilities associated with postretirement obligations. Additionally, we reviewed the changes in the general level of interest rates since the last measurement date noting that overall rates had increased when compared to 2021.
Based upon this information, we used a 5.19% discount rate as of December 31, 2022, for the qualified defined benefit pension plan. This rate takes into consideration the participants in our pension plan and the anticipated payment stream as compared to the Above Median Double-A Curve. For the SERP, we used the same methodology as the pension plan and derived a discount rate of 5.04% in 2022 for the benefit obligation. The difference in the discount rates is primarily due to the expected duration of SERP payments, which is shorter than the anticipated duration of benefit payments to be made to the average participant in the pension plan. The qualified defined benefit pension plan and SERP used discount rates of 2.71% and 2.33% at December 31, 2021, respectively, for purposes of calculating the benefit obligation. The increase in the discount rate is attributable to the increase in rates on the bonds that compose the Above Median Double-A Curve.
The expected long-term rate of return on plan assets represents the average rate of earnings expected on the funds invested to provide for anticipated benefit payments. The expected return on assets assumption is developed based upon several factors. Such factors include current and expected target asset allocation, our expected returns by asset class type and our expected investment performance. The expected long-term rate of return on plan assets is 5.7%.
Effect if Actual Results Differ From Assumptions

During 2022, the pension plan generated net periodic benefit income and as a result, the sensitivity analysis calculates the change on pension income rather than on pension expense. A lower discount rate increases the present value of benefit obligations which increases pension expense; however, this is more than offset by a reduction in interest costs resulting in net pension income. A one percentage point decrease in the assumed discount rate would have increased pension income in 2022 by $1.7 million. A one percentage point increase in the assumed discount rate would have decreased pension income in 2022 by $0.8 million.

A lower expected rate of return on pension plan assets would increase pension expense. For 2022 and 2021, the expected rate of return on plan assets was 5.7% and 6.0%, respectively. A one-percentage point increase/decrease in the assumed return on pension plan assets would have changed pension income in 2022 by approximately $7.4 million. During 2022, the actual return on pension plan assets of (23.8)% was lower than our expected long-term rate of return on pension plan assets of 5.7%.

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
As of December 31, 2022, we had recorded $41.3 million of deferred tax assets, net of valuation allowances. The realization of these benefits is dependent in part on future taxable income and, if need be, tax planning strategies designed to realize the benefits associated with tax losses and credit carryforwards. For those jurisdictions where the expiration of tax loss or credit carryforwards or the projection of operating results indicates that realization is not likely, a valuation allowance is provided.
Judgment and Uncertainties

Management believes that sufficient income will be earned in the future to realize deferred income tax assets, net of valuation allowances recorded. The realization of these deferred tax assets can be impacted by changes to tax laws or statutory tax rates and future taxable income levels.
Our effective tax rate on earnings was 26.6% for 2022. This rate includes a charge in the amount of $1.3 million, primarily attributable to nondeductible compensation relating to post termination payments and benefits of former executive officers. Additionally, the Company recognized benefits relating to research and development credits in the amount of $1.6 million. Our effective tax rate is based on expected or reported income or loss, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions.
Effect if Actual Results Differ From Assumptions
We do not anticipate a significant change in our unrecognized tax benefits within the next twelve months. We file tax returns in numerous U.S. and foreign jurisdictions, with returns subject to examination for varying periods, but generally back to and including 2016. It is our policy to record interest and penalties on unrecognized tax benefits as income taxes. A one percentage point increase/decrease in our tax rate would have affected our 2022 earnings by $0.6 million.

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

Foreign Currencies

We have manufacturing and sales facilities in various locations throughout the world. As a result, we make investments and conduct business transactions denominated in various currencies, including the U.S. dollar, the European euro, the Czech koruna, the Japanese yen, the Hong Kong dollar and the Indian rupee. Total annual foreign sales, including foreign export sales, averaged approximately $314.6 million over the last three years. Foreign sales represented 37.2% of consolidated net sales in 2022; however, a significant portion of our foreign sales are denominated in the U.S. dollar. We estimate a hypothetical 10% adverse change in foreign currency exchange rates relative to the U.S dollar for 2022 would have had an unfavorable impact of $11.3 million on foreign-denominated sales and a unfavorable impact of $0.1 million on operating income. We manage foreign currency exposures that are associated with committed foreign currency purchases and sales and other assets and liabilities created in the normal course of business at the subsidiary operations level. Sometimes we may, through the use of forward contracts or other derivative contracts, hedge the price risk associated with committed and forecasted foreign-denominated payments and rates. Historically the use of these forward contracts has been minimal. We do not use derivatives for speculative or trading purposes.

Interest Rates

Our primary exposure to interest rate risk results from our outstanding debt obligations. The level of fees and interest charged on revolving credit commitments and borrowings are based upon leverage levels and market interest rates.

Our principal debt facilities are contained within a variable rate credit agreement that provides a $800.0 million revolving credit facility. This agreement was amended and restated on November 10, 2022 (as amended), and expires on December 13, 2024. Total average bank borrowings for 2022 were $120.7 million. The impact of a hypothetical 100 basis point increase in the interest rates on our average bank borrowings would have resulted in a $1.2 million increase in interest expense.

During the fiscal quarter ended June 30, 2017, we issued $200.0 million aggregate principal of convertible unsecured senior notes, due May 2024, in a private placement offering. These notes bear 3.25% interest per annum on the principal amount, payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2017, and have an effective interest rate of 5.0%.

From time to time we will enter into interest rate swap contracts for the purpose of securing a fixed interest rate on our variable interest rate borrowings. These contracts allow us to create certainty with respect to future cash flows associated with our variable rate debt that would otherwise be impacted by fluctuations in SOFR rates. During 2022, we entered into interest rate swap agreements, effective January 1, 2023, for the purposes of hedging the eight quarterly variable-rate Credit Agreement interest payments due in 2023 and 2024.

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

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Kaman Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kaman Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2022 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible debt in 2022.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Aircraft Wheel and Brake from its assessment of internal control over financial reporting as of December 31, 2022, because it was acquired by the Company in a business combination during 2022. We have also excluded Aircraft Wheel and Brake from our audit of internal control over financial reporting. Aircraft Wheel and Brake is a wholly-owned subsidiary whose total assets, excluding goodwill and intangible assets, and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 2% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

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

Acquisition of Aircraft Wheel & Brake Division of Parker-Hannifin Corporation – Valuation of Customer Relationships Intangible Asset

As described in Note 3 to the consolidated financial statements, the Company acquired the Aircraft Wheel and Brake division (AWB) of Parker-Hannifin Corporation in 2022 for a purchase price of $441.3 million, which resulted in a customer relationships intangible asset of $237.7 million. Management determined the fair value of the identifiable intangible assets using the income approach, specifically, a multi-period excess earnings method. As disclosed by management, management applied significant judgment with respect to estimates of forecasted cash flows, more specifically, the estimated revenue growth rates, estimated profit rates and discount rate, to determine the fair value of the customer relationships intangible asset.

The principal considerations for our determination that performing procedures relating to the valuation of the customer relationships intangible asset acquired in the AWB acquisition is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the customer relationships intangible asset, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the estimated revenue growth rates and discount rate, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships intangible asset and the development of significant assumptions related to the estimated revenue growth rates and discount rate. These procedures also included, among others, (i) reading the purchase agreement, (ii) testing management’s process for developing the fair value estimate of the customer relationships intangible asset, (iii) evaluating the appropriateness of the multi-period excess earnings method, (iv) testing the completeness and accuracy of the underlying data used in the method, and (v) evaluating the reasonableness of the significant assumptions used by management related to the estimated revenue growth rates and discount rate. Evaluating the reasonableness of management's significant assumption related to estimated revenue growth rates involved considering (i) the past performance of the acquired business, (ii) consistency with economic and industry forecasts, and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the multi-period excess earnings method and the reasonableness of the discount rate assumption.

Estimated Costs at Completion for Certain Long-Term Contracts

As described in Notes 1 and 4 to the consolidated financial statements, for long-term contracts, management generally recognizes sales and income over time because of continuous transfer of control to the customer. The Company’s net sales for the year ended December 31, 2022, were $688 million, of which approximately 39% is recognized over time. Revenue is generally recognized using the cost-to-cost measure of progress for its over time performance obligations because this recognition best depicts the transfer of assets to the customer which occurs as cost is incurred under the contracts. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred.

The principal considerations for our determination that performing procedures relating to estimated costs at contract completion for certain long-term contracts is a critical audit matter are (i) the significant judgment by management when determining the estimated costs at completion for certain of these contracts and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to the estimated costs at completion for certain of these contracts.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to revenue recognition, including controls over the determination of estimated costs at contract completion for long-term contracts. The procedures also included, among others, (i) testing management’s process for determining the estimated costs at contract completion for long-term contracts, (ii) evaluating the reasonableness of assumptions considered by management specific to each contract, and (iii) testing the accuracy of the revenue recognized based on these underlying contract estimates. Evaluating the reasonableness of significant assumptions involved assessing management’s ability to reasonably estimate costs at contract completion by (i) testing the basis and underlying support for the cost estimate, (ii) evaluating the consistent application of accounting policies, and (iii) evaluating the timely identification of circumstances which may warrant a modification to a previous estimate.

Goodwill Impairment Assessment – KPP-Orlando Reporting Unit

As described in Notes 1 and 12 to the consolidated financial statements, the Company’s consolidated goodwill balance was $379.9 million as of December 31, 2022, and the goodwill associated with the KPP-Orlando reporting unit was $16.1 million following a $25.3 million goodwill impairment write off. Goodwill is evaluated annually for impairment in the fourth quarter. If the fair value of the reporting unit is less than its carrying value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. In the year ended December 31, 2022, the Company recorded a goodwill impairment charge of $25.3 million for the KPP-Orlando reporting unit. The fair value of the KPP Orlando reporting unit is determined using an income methodology approach. Fair value using the income methodology is based on management’s estimates of forecasted cash flows for the KPP-Orlando reporting unit which required management to make assumptions about estimated cash flows, including revenue, long-term forecasts, and discount rate.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the KPP-Orlando reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the KPP-Orlando reporting unit, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue and the discount rate, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the KPP-Orlando reporting unit. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate, (ii) evaluating the appropriateness of the income methodology approach, (iii) testing the completeness and accuracy of underlying data used in the approach, and (iv) evaluating the reasonableness of significant assumptions used by management related to revenue and the discount rate. Evaluating the revenue significant assumption involved evaluating whether the assumptions used by management were reasonable considering (i) the past performance of the reporting unit, (ii) significant changes in contracts of the reporting unit, and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the income methodology approach and the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
February 23, 2023

We have served as the Company’s auditor since 2013.

CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$24,154	$140,800
Accounts receivable, net	87,659	73,524
Contract assets	113,182	112,354
Contract costs, current portion	695	850
Inventories	176,468	193,100
Income tax refunds receivable	13,981	13,832
Other current assets	15,419	12,083
Total current assets	431,558	546,543
Property, plant and equipment, net of accumulated depreciation of $268,089 and $251,888, respectively	201,606	197,822
Operating right-of-use asset, net	7,391	11,011
Goodwill	379,854	240,681
Other intangible assets, net	372,331	138,074
Deferred income taxes	47,385	15,717
Contract costs, noncurrent portion	673	10,249
Investment in Near Earth Autonomy	10,000	—
Other assets	40,534	38,385
Total assets	$1,491,332	$1,198,482
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable – trade	$48,277	$42,134
Accrued salaries and wages	31,395	38,892
Contract liabilities, current portion	4,081	2,945
Operating lease liabilities, current portion	3,332	4,502
Income taxes payable	393	386
Other current liabilities	39,097	32,076
Total current liabilities	126,575	120,935
Long-term debt, excluding current portion, net of debt issuance costs	561,061	189,421
Deferred income taxes	6,079	6,506
Underfunded pension	52,309	21,786
Contract liabilities, noncurrent portion	20,515	16,528
Operating lease liabilities, noncurrent portion	4,534	7,140
Other long-term liabilities	36,280	39,837
Commitments and contingencies (Note 19)
Shareholders’ equity:
Preferred stock, $1 par value, 200,000 shares authorized; none outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; voting; 30,640,068 and 30,434,269 shares issued, respectively	30,640	30,434
Additional paid-in capital	245,436	248,153
Retained earnings	688,457	750,445
Accumulated other comprehensive income (loss)	(158,421)	(111,385)
Less 2,607,841 and 2,573,896 shares of common stock, respectively, held in treasury, at cost	(122,133)	(121,318)
Total shareholders’ equity	683,979	796,329
Total liabilities and shareholders’ equity	$1,491,332	$1,198,482
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts)

	For the Year Ended December 31,
	2022	2021	2020
Net sales	$687,961	$708,993	$784,459
Cost of sales	464,470	472,375	538,877
Program inventory impairment (Note 10)	44,542	—	—
Gross profit	178,949	236,618	245,582
Selling, general and administrative expenses	166,447	152,474	169,485
Goodwill and other intangibles impairment (Note 12)	25,306	—	50,307
Impairment on assets held for sale (Note 2)	—	—	36,285
Program contract costs impairment (Note 7)	9,135	—	—
Research and development costs	19,552	16,072	14,755
Intangible asset amortization expense	15,331	10,468	15,666
Costs from transition services agreement (Note 2)	—	1,728	12,515
Cost of acquired retention plans (Note 3)	—	—	22,814
Restructuring and severance costs (Note 5)	9,842	6,154	8,359
(Gain) loss on sale of business (Note 2)	(457)	234	(493)
Net loss (gain) on sale of assets	136	(8)	200
Operating (loss) income	(66,343)	49,496	(84,311)
Interest expense, net	16,874	16,290	19,270
Non-service pension and post retirement benefit income, net	(20,574)	(26,229)	(16,250)
Income from transition services agreement (Note 2)	—	(931)	(8,439)
Other expense (income), net	315	(142)	(728)
(Loss) earnings from continuing operations before income taxes	(62,958)	60,508	(78,164)
Income tax (benefit) expense	(16,732)	16,832	(7,730)
(Loss) earnings from continuing operations, net of tax	(46,226)	43,676	(70,434)
Earnings from discontinued operations before gain on disposal, net of tax	—	—	—
Gain on disposal of discontinued operations, net of tax	—	—	692
Total earnings from discontinued operations, net of tax	—	—	692
Net (loss) earnings	$(46,226)	$43,676	$(69,742)

Earnings per share:
Basic (loss) earnings per share from continuing operations	$(1.65)	$1.57	$(2.54)
Basic earnings per share from discontinued operations	0.00	0.00	0.02
Basic (loss) earnings per share	$(1.65)	$1.57	$(2.52)
Diluted (loss) earnings per share from continuing operations	$(1.65)	$1.57	$(2.54)
Diluted earnings per share from discontinued operations	0.00	0.00	0.02
Diluted (loss) earnings per share	$(1.65)	$1.57	$(2.52)
Weighted average shares outstanding:
Basic	28,011	27,865	27,723
Diluted	28,011	27,891	27,723
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands)

	For the Year Ended December 31,
	2022	2021	2020
Net (loss) earnings	$(46,226)	$43,676	$(69,742)
Other comprehensive income, net of tax:
Foreign currency translation adjustments and other	(10,843)	9,489	15,634
Pension plan adjustments, net of tax (benefit) expense of $(10,890), $2,949, and $1,315, respectively	(36,193)	9,947	4,438
Other comprehensive (loss) income	$(47,036)	$19,436	$20,072
Total comprehensive (loss) income	$(93,262)	$63,112	$(49,670)
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders'
	Shares	$	Capital	Earnings	Income (Loss)	Shares	$	Equity
Balance at December 31, 2019	30,058,455	$30,058	$228,153	$820,666	$(150,893)	2,219,332	$(104,782)	$823,202
Net loss	—	—	—	(69,742)	—	—	—	(69,742)
Other comprehensive income	—	—	—	—	20,072	—	—	20,072
Dividends (per share of common stock, $0.80)	—	—	—	(22,160)	—	—	—	(22,160)
Purchase of treasury shares	—	—	—	—	—	302,778	(14,209)	(14,209)
Employee stock plans	164,149	164	5,752	—	—	32,150	(1,620)	4,296
Share-based compensation expense	56,064	57	4,924	—	—	1,525	(2)	4,979
Balance at December 31, 2020	30,278,668	$30,279	$238,829	$728,764	$(130,821)	2,555,785	$(120,613)	$746,438
Net earnings	—	—	—	43,676	—	—	—	43,676
Other comprehensive income	—	—	—	—	19,436	—	—	19,436
Dividends (per share of common stock, $0.80)	—	—	—	(22,269)	—	—	—	(22,269)
Impact of change in tax accounting standard	—	—	—	274	—	—	—	274
Purchase of treasury shares	—	—	—	—	—	12,992	(618)	(618)
Employee stock plans	71,945	72	2,716	—	—	1,416	(83)	2,705
Share-based compensation expense	83,656	83	6,608	—	—	3,703	(4)	6,687
Balance at December 31, 2021	30,434,269	$30,434	$248,153	$750,445	$(111,385)	2,573,896	$(121,318)	$796,329
Net loss	—	—	—	(46,226)	—	—	—	(46,226)
Other comprehensive loss	—	—	—	—	(47,036)	—	—	(47,036)
Dividends (per share of common stock, $0.80)	—	—	—	(22,397)	—	—	—	(22,397)
Impact of change in debt accounting standard (Note 1)	—	—	(12,489)	6,635	—	—	—	(5,854)
Purchase of treasury shares	—	—	—	—	—	19,651	(801)	(801)
Employee stock plans	71,795	72	2,071	—	—	—	—	2,143
Share-based compensation expense	134,004	134	7,701	—	—	14,294	(14)	7,821
Balance at December 31, 2022	30,640,068	$30,640	$245,436	$688,457	$(158,421)	2,607,841	$(122,133)	$683,979
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands)

	For the Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net (loss) earnings	$(46,226)	$43,676	$(69,742)
Less: Total earnings from discontinued operations, net of tax	—	—	692
(Loss) earnings from continuing operations, net of tax	(46,226)	43,676	(70,434)
Adjustments to reconcile (loss) earnings from continuing operations, net of tax to net cash provided by operating activities:
Depreciation and amortization	40,712	36,654	43,899
Amortization of debt issuance costs	2,750	1,836	1,746
Accretion of convertible notes discount	—	2,957	2,860
Provision for doubtful accounts	1,301	575	1,381
Impairment on assets held for sale	—	—	36,285
(Gain) loss on sale of business	(457)	234	(493)
Net loss (gain) on sale of assets	136	(8)	200
Goodwill and other intangible assets impairment	25,306	—	50,307
Program inventory impairment	44,542	—	—
Program contract costs impairment	9,135	—	—
Net loss (gain) on derivative instruments	1,175	1,025	(466)
Stock compensation expense	7,821	6,687	4,979
Non-cash consideration received for blade exchange	(827)	—	—
Deferred income taxes	(19,054)	20,998	(6,055)
Changes in assets and liabilities, excluding effects of acquisitions/divestitures:
Accounts receivable	(8,387)	78,367	7,042
Contract assets	(707)	(3,482)	12,629
Contract costs	637	725	294
Inventories	(17,848)	(10,357)	(18,485)
Income tax refunds receivable	(144)	(8,565)	2,763
Operating right of use assets	3,551	1,798	1,513
Other assets	(2,899)	3,450	2,490
Accounts payable - trade	1,959	(18,398)	(9,227)
Contract liabilities	4,433	(30,708)	(29,555)
Operating lease liabilities	(3,707)	(1,918)	(1,560)
Acquired retention plan payments	—	(25,108)	—
Other current liabilities	(2,860)	(8,880)	16,955
Income taxes payable	12	295	(4,885)
Pension liabilities	(17,745)	(37,580)	(21,550)
Other long-term liabilities	(1,640)	(5,575)	(6,164)
Net cash provided by operating activities	20,969	48,698	16,469
Cash flows from investing activities:
Proceeds from sale of discontinued operations	—	—	5,223
Proceeds from sale of business, net of cash on hand	1,200	(3,428)	493
Expenditures for property, plant & equipment	(23,689)	(17,530)	(17,783)
Acquisition of businesses	(441,340)	—	(304,661)
Investment in Near Earth Autonomy	(10,000)	—	—
Other, net	778	(154)	(1,994)
Net cash used in investing activities	(473,051)	(21,112)	(318,722)
Cash flows from financing activities:
Borrowings under revolving credit agreement	412,000	—	201,100
Repayments under revolving credit agreement	(49,000)	—	(201,100)
Purchase of treasury shares	(801)	(618)	(14,210)
Dividends paid	(22,363)	(22,241)	(22,210)
Debt issuance costs	(4,380)	—	—
Other, net	467	626	2,885
Net cash provided by (used in) financing activities	335,923	(22,233)	(33,535)
Net (decrease) increase in cash and cash equivalents	(116,159)	5,353	(335,788)
Effect of exchange rate changes on cash and cash equivalents	(487)	(642)	337
Cash and cash equivalents and restricted cash at beginning of period (See Note 2)	140,800	136,089	471,540
Cash and cash equivalents and restricted cash at end of period (See Note 2)	$24,154	$140,800	$136,089
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2022, 2021 and 2020

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

During the fourth quarter of 2020, the Company committed to a plan and received approval from its Board of Directors to sell its United Kingdom ("UK") Composites division. As a result of the approved plan, the UK Composites division met the criteria set forth in ASC 205-20, Presentation of Financial Statements - Discontinued Operations ("ASC 205-20") for held for sale. At December 31, 2020, the assets of the UK Composites business were considered impaired as the estimated fair value of the disposal group was lower than the estimated carrying value of the UK Composites business. As a result, $24.3 million in assets were written off and the remaining loss related to the anticipated sale of the disposal group of $12.0 million was accrued for in liabilities held for sale, current portion on the Company's Consolidated Balance Sheets, resulting in a total loss of $36.3 million recorded to impairment on assets held for sale on the Company's Consolidated Statement of Operations in the year ended December 31, 2020. The related liabilities of the UK division to be sold were reclassified to liabilities held for sale, respectively, as of December 31, 2020 on the Company's Consolidated Balance Sheets. The Company sold its UK Composites division in a transaction that closed on February 2, 2021. An additional loss of $0.2 million was recorded to (gain) loss on sale of business in the year ended December 31, 2021. See Note 2, Disposals, to the Consolidated Financial Statements for further information.

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
For the Years Ended December 31, 2022, 2021 and 2020
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The carrying amounts of these items, as well as trade accounts payable and notes payable, approximate fair value due to the short-term maturity of these instruments. At December 31, 2022 and 2021, no individual customer accounted for more than 10% of consolidated accounts receivable. In the year ended December 31, 2022, one individual customer, The Boeing Company, accounted for more than 10% of consolidated net sales, which were primarily made by the Engineered Products and Structures segments. In the year December 31, 2021, two individual customers, the U.S. Government ("USG") and a joint programmable fuze ("JPF") direct commercial sales ("DCS") customer, accounted for more than 10% of consolidated net sales. In 2021, sales to the USG were primarily made by the Engineered Products and Precision Products segment, while sales to a JPF DCS customer were made by the Precision Products segment. Foreign sales were approximately 37.2%, 41.6% and 50% of the Company’s net sales in 2022, 2021 and 2020, respectively, and are concentrated in Germany, the Middle East, United Kingdom, Canada, Switzerland, France, China and Japan.

Additional Cash Flow Information

Non-cash operating activities in 2022 included a barter transaction with one of our operators for K-MAX® aircraft blades with a value of $0.8 million. Non-cash investing activities in 2022 include an accrual of $1.7 million for purchases of property and equipment. Non-cash financing activities in 2022 include an adjustment to other comprehensive income related to the underfunding of the pension and SERP plans. The total net adjustment was $36.2 million, net of tax of $10.9 million. Additionally, non-cash financing activities in 2022 include $5.6 million of dividends declared but not yet paid.

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
For the Years Ended December 31, 2022, 2021 and 2020
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
For the Years Ended December 31, 2022, 2021 and 2020
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

For contracts that recognize revenue over time, the Company performs detailed quarterly reviews of the progress and execution of its performance obligations under these contracts. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenues and costs. The risks and opportunities include management's judgment about the ability and cost to achieve the schedule (e.g. the number and type of milestone events), technical requirements (e.g., a newly-developed product versus a mature product) and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation (e.g. to estimate increases in wages and prices for materials and related support cost allocations), execution by subcontractors, the availability and timing of funding from customers and overhead cost rates, among other variables. Based upon these reviews, the Company will record the effects of adjustments in profit estimates each period. If at any time management determines that in the case of a particular contract total costs will exceed total contract revenue, a provision for the entire anticipated contract loss is recorded at that time. The Company recognized reductions in revenue of $3.5 million, $2.6 million and $7.0 million in the years ended December 31, 2022, 2021 and 2020, respectively, due to changes in profit estimates. These decreases were primarily related to cost growth on certain legacy fuzing contracts and certain structures contracts, partially offset by favorable cost performance on the JPF contract with the USG.

Due to the nature of the work required to be performed on many of the Company's performance obligations, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment. From time-to-time the Company enters into long-term contracts with the USG and other customers that contain award fees, incentive fees or other provisions that can either increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and can be based upon customer discretion. The Company estimates variable consideration at the most likely amount to which it expects to be entitled. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company's anticipated performance and all information (historical, current and forecasted) that is reasonably available. The Company does not include financing components as variable consideration if less than one year. At December 31, 2022, the Company did not have any significant financing components.

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
For the Years Ended December 31, 2022, 2021 and 2020
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition - continued

For other contracts, excluding the long-term contracts discussed above, revenue is primarily recognized at the point in time when the title transfers to the customer, as this is when the performance obligation is controlled by the customer. Additionally, a small percentage of revenue related to certain contracts for repairs and overhauls is accounted for over time under ASC 606. Under these contracts, revenue is generally recognized as work is performed in proportion to the actual costs incurred as compared to total estimated contract costs.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term cash investments. These investments are liquid in nature and have original maturities of three months or less. The Company's cash and cash equivalents at December 31, 2022 and 2021 included $0.1 million and $65.5 million of Level 1 (quoted prices in active markets for identical assets or liabilities) money market funds.

Bank overdraft positions, which occur when total outstanding issued checks exceed available cash balances at a single financial institution at the end of a reporting period, are reclassified to other current liabilities within the consolidated balance sheets. At December 31, 2022 and 2021, the Company had bank overdrafts of $1.5 million and $1.4 million, respectively, included in other current liabilities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2022, 2021 and 2020
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In December 2022, the Company began a review of all businesses and programs to increase efficiencies, improve working capital management and focus on sustainable and consistent revenue and profit generating activities. Based on this review, the Company determined that it will discontinue the production of the K-MAX TITAN unmanned aerial system in 2023. As a result of this decision, management wrote off $9.1 million of contract costs associated with this program in the year ended December 31, 2022. This amount was included in program contract costs impairment on the Company's Consolidated Statements of Operations.

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

In conjunction with the review of the Company's businesses and programs discussed above, the Company also determined it would discontinue the production of the K-MAX® medium-to-heavy lift helicopters in 2023. The Company will continue to support the existing K-MAX® fleet in operation, including providing operators with repair, spare parts and fleet services, as well as training. As a result of this decision, management wrote off $44.5 million of inventory associated with this program in the year ended December 31, 2022. This amount was included in program inventory impairment on the Company's Consolidated Statements of Operations. The amount written off was comprised of a lower of cost or net realizable value write down on three unsold aircraft and unusable inventory. Unusable inventory includes long lead parts made specifically for the production of the K-MAX® for which there are no alternative uses and spare parts and blades that were in excess of the amounts needed to support the existing fleet.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2022, 2021 and 2020
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company must classify each lease as a finance lease or an operating lease. The Company's finance leases are included in machinery, office furniture and equipment. Amortization of these assets is included in depreciation and amortization expense. The Company's operating leases consist of rent commitments under various leases for office space, warehouses, land and buildings.

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

Certain leases are renewable for varying periods and certain leases include options to terminate the leases. For renewal options, the Company performs an assessment at commencement if it is reasonably likely to exercise the option. The assessment is based on the Company's intentions, past practices, estimates and factors that create an economic incentive for the Company. Generally, the Company is not reasonably certain to exercise the renewal option in a lease contract as it performs an assessment for most real estate leases within six months prior to termination comparing the renewal rents under the option with the fair market returns for equivalent property under similar terms and conditions. Although the Company does not historically change locations often, it is not reasonably certain the Company will exercise the renewal option; therefore, the periods covered by the renewal option are not typically included in the lease term at commencement. While some of the Company's leases include options allowing early termination of the lease, the Company historically has not terminated its lease agreements early unless there is an economic, financial or business reason to do so; therefore, the Company does not typically consider the termination option in its lease term at commencement.

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
For the Years Ended December 31, 2022, 2021 and 2020
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets

Goodwill represents the excess of the aggregate purchase price over the fair value of the net identifiable assets acquired in a purchase business combination and is reviewed for impairment at least annually.

ASC 350 - Intangibles - Goodwill and Other ("ASC 350") permits the assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the quantitative goodwill impairment test required under ASC 350. The qualitative assessment management performs takes into consideration the following factors: general economic conditions, industry specific performance, changes in carrying values of the reporting units or asset groups, the assessment of assumptions used in the previous fair value calculation and changes in transaction multiples.

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

In accordance with ASC 350, the Company evaluates goodwill for possible impairment on at least an annual basis. Additionally, the Company is required to evaluate goodwill for possible impairment testing if an event occurs or circumstances change that indicate that the fair value of the reporting entity may be below its carrying amount. In December 2022, the Company announced it will consolidate the production of JPF fuzes to its Middletown facility resulting in the closure of the Orlando facility in 2024 due to reduced demand as the JPF program continues to move through its life cycle. The determination of estimated fair value requires management to make assumptions about estimated cash flows, including revenue, long-term forecasts and discount rate. The Company considered the reduction in demand, as well as the updated forecasts for the reporting unit, which indicated the forecasted cash flows for the KPP-Orlando reporting unit were lower than amounts previously forecasted. Management performed a quantitative analysis on the KPP-Orlando reporting unit using an income methodology based on management's estimates of forecasted cash flows, with those cash flows discounted to present value using rates commensurate with the risks associated with those cash flows. The quantitative analysis resulted in a conclusion that the fair value of the KPP-Orlando reporting unit was $25.3 million below its carrying value; therefore, goodwill was impaired. In the year ended December 31, 2022, the Company recorded a goodwill impairment charge of $25.3 million for the KPP-Orlando reporting unit. This impairment charge was included in goodwill and other intangibles impairment on the Company's Statement of Operations and other unallocated expenses, net in Note 4, Segment and Geographic Information. An additional $16.1 million of goodwill remains at this reporting unit.

During 2020, the Company identified a triggering event for possible impairment for the Aerosystems reporting unit based on a decline in earnings compared to forecasts used in prior periods and updated forecasts, which indicated the forecasted cash flows for this reporting unit were lower than amounts previously forecasted. Management performed a quantitative analysis on the Aerosystems reporting unit using an income methodology based on estimates of forecasted cash flows, with those cash flows discounted to present value using rates commensurate with the risks associated with those cash flows. In addition, management used a market-based valuation method involving analysis of market multiples of revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA") for (i) a group of comparable companies and (ii) recent transactions, if any, involving comparable companies. The quantitative analysis resulted in a conclusion that the fair value of the Aerosystems reporting unit was $56.1 million below its carrying value. In the year ended December 31, 2020, the Company recorded a goodwill impairment charge of $50.3 million for the Aerosystems reporting unit, which represented the entire goodwill balance for the reporting unit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2022, 2021 and 2020
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Unfulfilled Performance Obligations

Unfulfilled performance obligations ("backlog") represents the transaction price of firm orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts. As of December 31, 2022, the aggregate amount of the transaction price allocated to backlog was $720.9 million. The Company expects to recognize revenue on approximately $502.6 million of this amount over the next 12 months, with the remaining amount to be recognized thereafter. At December 31, 2021, the aggregate amount of the transaction price allocated to backlog was $700.9 million.

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

Research and Development

Research and development expenses include laboratory research; concept development; design, testing and modification of possible products or processes; design of tools for new technology and engineering activity required to advance development. Costs not specifically covered by contracts are recognized as expense as incurred and included in research and development costs on the Company's Consolidated Statements of Operations. Customer funded research expenditures (which are included in cost of sales) were $0.4 million in 2022, $0.4 million in 2021 and $0.1 million in 2020.

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
For the Years Ended December 31, 2022, 2021 and 2020
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

Share-Based Payment Arrangements

The Company records compensation expense for share-based awards based upon an assessment of the grant date fair value of the awards. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. A number of assumptions are used to determine the fair value of options granted. These include expected term, dividend yield, volatility of the options and the risk free interest rate. The Company's current long-term incentive program focuses on equity, consisting of a combination of service-based restricted stock awards ("RSAs") and performance stock units ("PSUs") which are intended to be settled in shares. The number of PSUs that will vest will be determined based on total shareholder return ("TSR") and return on total invested capital ("ROIC") over a three-year performance period, each of which will remain equally weighted in determining payouts. The fair value of the PSUs based on TSR is estimated on the date of grant using a Monte-Carlo simulation model. A number of assumptions are used to determine the fair value of the PSUs granted, including expected term, volatility, the risk-free interest rate and dividend yield. See Note 22, Share-Based Arrangements, for further information.

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
For the Years Ended December 31, 2022, 2021 and 2020
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

In August 2020, the FASB issued ASU 2020-06, "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity". The objective of this standard update is to simplify the accounting for certain financial instruments with characteristics of liabilities and equity. The update removes certain separation models between a debt component and equity or derivative component for certain convertible instruments. Entities that previously required separate accounting for conversion features will report less interest expense as those conversion features were recorded as debt discounts which were amortized over the term of the debt. In addition, this ASU adds new disclosure requirements for convertible instruments to improve the decision usefulness and relevance of the information being provided to users of financial statements, clarifies the guidance for determining whether a contract qualifies for a scope exception from derivative accounting, and requires the application of the if-converted method when calculating diluted EPS guidance to improve consistency. The standard update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption of the standard was permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. An entity should adopt the guidance as of the beginning of its annual fiscal year and can do so using a modified retrospective method or fully retrospective method of transition. On January 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective basis which resulted in a cumulative effect adjustment to the opening balance sheet. The prior period consolidated financial statements have not been retroactively adjusted and continue to be reported under the accounting standard in effect for the period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2022, 2021 and 2020
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Standards Adopted - continued

The cumulative effect of the adjustments recorded to the opening balance sheet on January 1, 2022 for the adoption of ASU 2020-06 was as follows:

in thousands	Balance at December 31, 2021	Adjustments due to ASU 2020-06	Balance at January 1, 2022
Assets
Deferred income taxes(1)	$15,717	$1,770	$17,487

Liabilities
Long-term debt, excluding current portion, net of debt issuance costs(2)	$189,421	$7,624	$197,045

Equity
Additional paid-in capital(3)	$248,153	$(12,489)	$235,664
Retained earnings(4)	$750,445	$6,635	$757,080
(1) Reflects the removal of the deferred tax liability associated with the portion of the convertible notes recorded to equity.
(2) Reflects the adjustment to the total carrying value of the convertible senior notes to the full principal amount of the convertible notes outstanding net of issuance costs.
(3) Reflects the removal of the equity component separately recorded for the conversion features associated with the convertible notes.
(4) Reflects the cumulative-effect adjustment recorded to retained earnings as of January 1, 2022 as a result of adopting ASU 2020-06 using the modified retrospective method.

Beginning in 2022, the Company began calculating diluted EPS using the if-converted method for its convertible debt instruments, which is not expected to have a material impact on the consolidated results. Historically, the Company used the treasury stock method to calculate diluted EPS for its convertible debt instruments. In the year ended December 31, 2022, there was no impact as diluted loss per share calculated to $1.65, using both the if-converted method and treasury stock method. Refer to Note 14, Debt, for further information on the Company's convertible notes.

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
For the Years Ended December 31, 2022, 2021 and 2020
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Standards - continued

Recent Accounting Standards Yet to be Adopted - continued

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting". The objective of the standard is to address operational challenges likely to arise in accounting for contract modifications and hedge accounting due to reference rate reform. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The standard update is effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications by topic or industry subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. Once elected for a topic or industry subtopic, the amendments in this standard update must be applied prospectively for all eligible contract modifications for that topic or industry subtopic. An entity may elect to apply the amendments for eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. If an entity elects to apply any of the amendments for an eligible hedging relationship existing as of the beginning of the interim period that includes March 12, 2020, any adjustments as a result of those elections must be reflected as of the beginning of that interim period. If an entity elects to apply any of the amendments for a new hedging relationship entered into between the beginning of the interim period that includes March 12, 2020 and March 12, 2020, any adjustments as a result of those elections must be reflected as of the beginning of the hedging relationship. In December 2021, the Company amended its credit agreement to move its LIBOR benchmark for non-USD borrowings to other non-USD benchmark rates. Future USD borrowings under this current Credit Agreement will continue to be based on LIBOR. In November 2022, the Company further amended its credit agreement to replace the LIBOR-based benchmark rate for U.S. dollar denominated loans and other extensions of credit under the Credit Agreement with a Secured Overnight Financing Rate ("SOFR") for specified interest periods plus a credit spread adjustment of 0.10% for all interest periods. The Company does not expect the adoption of the amendments associated with hedging relationships to have a material impact on the Company's consolidated financial statements.

Subsequent to the issuance of ASU 2020-04, the FASB issued the following updates: ASU 2021-01, "Reference Rate Reform (Topic 848) - Scope" and ASU 2022-06, "Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848". The amendments in these updates affect the guidance within ASU 2020-04 and are being assessed with ASU 2020-04.

2. DISPOSALS

Mexico Business

In the third quarter of 2022, the Company sold certain assets and liabilities of its Mexico operations in the Structures segment. The transaction did not meet the criteria set forth in ASC 205-20 - Presentation of Financial Statements - Discontinued Operations ("ASC 205-20"), for discontinued operations as it does not reflect a significant strategic shift that would have a major effect on the Company's operations or financial results. For the year ended December 31, 2022, the Company recorded a gain on the sale of $0.5 million, which was included in (gain) loss on sale of business on the Company's Consolidated Statement of Operations.

UK Composites Business

In the fourth quarter of 2020, the Company received approval from its Board of Directors to sell its UK Composites division. Subsequent to the end of the year, the Company sold its UK Composites division in a transaction that closed on February 2, 2021. The sale of the UK Composites business did not meet the criteria set forth in ASC 205-20, for discontinued operations as it did not reflect a significant strategic shift that would have a major effect on the Company's operations and financial results. As a result of the approved plan, the UK Composites division met the criteria set forth in ASC 205-20 for held for sale presentation. The related liabilities of the UK division to be sold were reclassified to liabilities held for sale, as of December 31, 2020 on the Company's Consolidated Balance Sheets. Financial results for the UK Composites division were included in the Structures segment for the years ended December 31, 2021 and 2020 within Note 4, Segment and Geographic Information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2022, 2021 and 2020
2. DISPOSALS (CONTINUED)

UK Composites Business - continued

In accordance with ASC 360 - Property, Plant, and Equipment ("ASC 360"), the Company is required to evaluate long-lived assets for possible impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Refer to Note 12, Goodwill and Other Intangible Assets, Net, for a discussion of the triggering event identified in 2022. No such triggering events were identified in 2021. At December 31, 2020, the assets of the Company's former UK Composites business were considered impaired as the estimated fair value of the business based on the anticipated sale was lower than the estimated carrying value of the UK Composites business.

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

Of this amount, a loss of $36.3 million was recorded to impairment on assets held for sale in the year ended December 31, 2020 and a loss of $0.2 million was recorded to (gain) loss on sale of business in the year ended December 31, 2021.

Cash and cash equivalents and restricted cash at the beginning of the period on the Company’s Consolidated Statement of Cash Flows for the year ended December 31, 2021 includes $6.6 million of cash that was included in the UK Composites business disposal group. However, given the assets of the disposal group are recognized net of the impairment charge recorded in December 31, 2020, such amounts were not reflected on the Company’s Consolidated Balance Sheet at December 31, 2020.

UK Tooling

In 2018, the Company sold its UK Tooling business as part of Composites restructuring activities. This divestiture did not qualify for the reporting of discontinued operations. In the year ended December 31, 2019, the Company incurred a loss of $3.7 million associated with the write-off of note receivables recorded in 2018 for the remaining amounts to be collected on the sale of the UK Tooling business as this balance was deemed not likely to be collected. In the year ended December 31, 2020, the Company collected $0.5 million of the note receivables written off in 2019. These charges were included in (gain) loss on the sale of business on the Company's Consolidated Statements of Operations and other unallocated expenses, net in Note 4, Segment and Geographic Information.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2022, 2021 and 2020
2. DISPOSALS (CONTINUED)

Distribution Business - continued

Upon closing, the Company entered into a transition services agreement ("TSA") with the buyer, pursuant to which the Company agreed to support the information technology ("IT"), human resources and benefits, tax and treasury functions of the Distribution business for six to twelve months. The buyer exercised the option to extend the support period for up to a maximum of an additional year for certain IT services. The buyer had the right to terminate individual services at any point over the renewal term and began to terminate certain services in 2020. During the third quarter of 2021, the TSA expired and all services were completed as of the end of the period. As such, there was no activity associated with the TSA in 2022. Through the term of the TSA, the Company incurred $18.9 million in costs and earned $13.0 million in income associated with the TSA. The Company incurred $1.7 million and $12.5 million in costs associated with the TSA in 2021 and 2020, respectively, which was included in costs from transition services agreement on the Company's Consolidated Statement of Operations. The Company earned $0.9 million and $8.4 million in income associated with the TSA in 2021 and 2020, respectively, which was included in income from transition services agreement on the Company's Consolidated Statement of Operations.

Since the sale of the Distribution business, cash outflows from the Company to its former Distribution business totaled $8.7 million through December 31, 2022, which primarily related to Distribution employee and employee-related costs incurred prior to the sale. For the year ended December 31, 2022, there were no cash flows from the Company to its former Distribution business. Cash outflows from the Company to its former Distribution business after the sale totaled $0.6 million and $0.3 million, for the years ended December 31, 2021 and December 31, 2020, respectively. Since the sale of the Distribution business, cash inflows from the Company's former Distribution business to the Company totaled $19.4 million through December 31, 2022, which primarily related to cash received for services performed under the TSA and the $5.2 million working capital adjustment settled in the first quarter of 2020. For the year ended December 31, 2022, cash inflows from the Company's former Distribution business were not material. Cash inflows from the Company's former Distribution business after the sale totaled $2.0 million and $13.3 million for the years ended December 31, 2021 and December 31, 2020, respectively.

In the year ended December 31, 2020, the Company recorded a pretax gain on disposal of discontinued operations as a result of the final settlement of the working capital adjustment, partially offset by transaction costs. The pretax gain of $0.9 million was subject to income tax expense of $0.2 million, resulting in a gain on disposal of discontinued operations, net of tax of $0.7 million for the year ended December 31, 2020, which was included in the Company's Consolidated Statement of Operations. As the gain on the sale of the Distribution business was finalized in 2020, no activity aside from the TSA activity and cash flows discussed above impacted the Company's Consolidated Financial Statements for the years ended December 31, 2022 and 2021, respectively.

3. BUSINESS COMBINATIONS AND INVESTMENTS

Business Combinations

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2022, 2021 and 2020
3. BUSINESS COMBINATIONS AND INVESTMENTS (CONTINUED)

Business Combinations - continued

Aircraft Wheel & Brake - continued

This acquisition was accounted for under the acquisition method. The assets acquired and liabilities assumed were recorded based on their fair values at the date of acquisition as follows (in thousands):

Accounts receivable(1)	$7,635
Contract assets	171
Inventories	11,246
Property, plant and equipment	7,686
Goodwill	169,790
Other intangible assets	250,500
Contract costs, noncurrent	41
Liabilities	(5,729)
Net assets acquired	$441,340
Less cash received	—
Net consideration	$441,340
(1)Gross accounts receivable at the acquisition date and the amount of receivables expected to be collected are materially the same.

The preliminary purchase price allocation for the Acquisition was based upon a preliminary valuation and the Company's estimates and assumptions for this acquisition are subject to change as the Company obtains additional information during the measurement period. During the fourth quarter, the Company adjusted certain assumptions used to value the identifiable intangible assets. These changes resulted in an increase to goodwill of $7.4 million and a decrease to other intangible assets of $7.4 million when compared to the third quarter of 2022. The principal area of the purchase price allocation that was not yet finalized as of December 31, 2022 related to the finalization of the working capital adjustment. Subsequent to December 31, 2022, the Company paid Parker an additional $1.5 million for the working capital adjustment finalized in the first quarter of 2023, which will result in an increase to goodwill. These purchase price allocations will be finalized within the one-year measurement period.

The goodwill associated with this acquisition is tax deductible and is the result of expected synergies from combining the operations of the acquired business with the Company's operations and intangible assets that do not qualify for separate recognition, such as an assembled workforce. The goodwill associated with this acquisition was recognized in the Engineered Products segment.

The fair value of the identifiable intangible assets totaling $250.5 million, consisting of customer relationships and acquired backlog, was determined using the income approach, specifically, a multi-period excess earnings method. The fair value of the customer relationships of $237.7 million is being amortized based on the economic period of benefit over periods ranging from 23 to 25 years, and the fair value of the backlog of $12.8 million is being amortized based on the economic period of benefit over a period of two years. These amortization periods represent the estimated useful life of the assets.

The Company determines the useful lives of the intangibles through contracting with a third party valuation expert and discussions with the management team of the Acquisition. As the Acquisition specializes in wheels, brakes and related hydraulic components for helicopters, fixed-wing and UAV aircraft, it was determined that a useful life range of 23 to 25 years for customer relationships was reasonable, as the length of customer relationships are typically longer given the nature of the industry and the useful lives of aircraft. Considerations were also given to the history of serving on the programs, nature of competition, probability of renewals, sole source positions, information on the strength of the incumbency, nature of the aircraft program, and corroborated the program forecast duration with information from Forecast International, General Aviation Manufacturer Association data, Federal Aviation Administration data, as well as Department of Defense disclosures.

Aircraft Wheel and Brake's results of operations have been included in the Company's financial statements for the period subsequent to the completion of the acquisition on September 16, 2022. Aircraft Wheel and Brake contributed $20.8 million of revenue and $2.4 million of operating loss for the year ended December 31, 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2022, 2021 and 2020
3. BUSINESS COMBINATIONS AND INVESTMENTS (CONTINUED)

Business Combinations - continued

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

Bal Seal makes custom seals, springs and electrical contacts that improve the performance and reliability of critical equipment in the following key end markets: Medical Implantables, Medical Devices, Analytical Instruments, Aerospace & Defense and Industrials, Energy & Transformation. To determine the useful lives of the intangible assets for each of these end markets management obtained historical revenue data by customer. With the assistance of a third party valuation expert, management estimated the periods over which the Company expects to realize a majority of the future cash flows and determined useful lives ranging from 30 to 38 years was reasonable. Considerations were given to the consistent historical revenue growth from existing customers coupled with low customer attrition in deriving useful lives for customer relationship assets. Additionally, in the review of historical data and in discussions with Bal Seal management, management identified that Bal Seal had several customers with generational relationships which also led to the conclusion that longer useful lives were appropriate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2022, 2021 and 2020
3. BUSINESS COMBINATIONS AND INVESTMENTS (CONTINUED)

Business Combinations - continued

Bal Seal - continued

At the acquisition date, Bal Seal had $1.9 million in costs accrued for its employee retention plans in other long term liabilities. Upon closing, the Company funded $24.7 million associated with these employee retention plans into escrow accounts. This amount and related interest was included in restricted cash on the Company's Consolidated Balance Sheets as of December 31, 2020. Eligible participants received an allocation of the escrow balance one year following the acquisition date, which was reflected in the Company's cash flows from operating activities in the year ended December 31, 2021. In addition to the purchase price of $317.5 million, the Company incurred $22.8 million in compensation expense associated with these retention plans in the year ended December 31, 2020.

Bal Seal's results of operations have been included in the Company's financial statements for the period subsequent to the completion of the acquisition on January 3, 2020. Bal Seal contributed $77.0 million of revenue and $30.8 million of operating loss for the year ended December 31, 2020.

Pro Forma Information (Unaudited)

The following table reflects the unaudited pro forma operating results of the Company for the years ended December 31, 2022, 2021 and 2020 which assumes the acquisition of Aircraft Wheel and Brake occurred on January 1, 2021 and the acquisition of Bal Seal occurred on January 1, 2019. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition of Aircraft Wheel and Brake been effective January 1, 2021 or had the acquisition of Bal Seal been effective January 1, 2019, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the historical financial results of the Company and the acquired business adjusted for certain items discussed below. The pro forma information does not include the effects of any synergies, cost reduction initiatives or anticipated integration costs related to the acquisitions.

	For the year ended December 31,
	2022	2021	2020
In thousands
Net sales	$740,960	$778,167	$784,459
(Loss) earnings from continuing operations	$(41,679)	$13,840	$(35,681)
Net (loss) earnings	$(41,679)	$13,840	$(34,989)

These pro forma results include adjustments such as inventory step-up, amortization of acquired intangible assets, depreciation of acquired plant, property, and equipment and interest expense on debt financing in connection with the Acquisition. Material pro forma adjustments directly attributable to the acquisition of Aircraft Wheel and Brake for the year ended December 31, 2022 include:

•Increase in amortization of $9.1 million relating to intangible assets acquired;
•Decrease in selling, general & administrative costs of $12.8 million relating to transaction costs for the Acquisition;
•Increase in interest expense of $20.5 million relating to debt financing in connection with the Acquisition;
•Decrease in cost of sales of $3.1 million relating to the step-up of acquired inventory; and
•Decrease in income tax expense of $3.0 million relating to the above adjustments.

Material pro forma adjustments directly attributable to the acquisition of Aircraft Wheel and Brake for the year ended December 31, 2021 include:

•Increase in amortization of $18.2 million relating to intangible assets acquired;
•Increase in selling, general & administrative costs of $12.8 million relating to transaction costs for the Acquisition;
•Increase in interest expense of $29.1 million relating to debt financing in connection with the Acquisition;
•Increase in cost of sales of $3.1 million relating to the step-up of acquired inventory; and
•Decrease in income tax expense of $13.4 million relating to the above adjustments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2022, 2021 and 2020
3. BUSINESS COMBINATIONS AND INVESTMENTS (CONTINUED)

Business Combinations - continued

Pro Forma Information (Unaudited) - continued

Material pro forma adjustments directly attributable to the acquisition of Bal Seal for the year ended December 31, 2020 include:

•Decrease in compensation expense of $22.8 million associated with Bal Seal's employee retention plans;
•Decrease in selling, general & administrative costs of $8.5 million relating to transaction costs;
•Decrease in cost of sales of $2.4 million relating to the step-up of acquired inventory;
•Decrease in amortization of $5.3 million relating to intangible assets acquired; and
•Increase of income tax expense of $4.1 million relating to the above adjustments.

Investments

Near Earth Autonomy

On June 22, 2022, the Company invested $10.0 million in Near Earth Autonomy, Inc. ("Near Earth"), in exchange for a minority interest in the outstanding equity of Near Earth and one seat on its Board of Directors. This investment supports Near Earth's mission to accelerate its technology to establish an industry standard in autonomous solutions for the next generation of aviation and leverages the Company's core competency in precision parts manufacturing as the preferred manufacturer of autonomous parts and components for Near Earth. Near Earth has been a partner on the Company's autonomous technology since 2019, most recently for the KARGO UAV unmanned aerial system, a purpose built autonomous medium lift logistics vehicle.

In accordance with ASC 321 - Investments - Equity Securities, the Company elected to apply the measurement alternative and accounted for the investment as an equity interest, initially measured at cost. The investment was included in Investment in Near Earth Autonomy on the Company's Consolidated Balance Sheets as of December 31, 2022. Upon observable transaction prices or impairment, the Company will remeasure the investment at fair value.

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

The Engineered Products segment serves the aerospace and defense, industrial and medical markets providing sophisticated proprietary aircraft bearings and components; super precision, miniature ball bearings; and proprietary spring energized seals, springs and contacts; and wheels, brakes and related hydraulic components for helicopters and fixed-wing and UAV aircraft.

The Precision Products segment serves the aerospace and defense markets providing precision safe and arming solutions for missile and bomb systems for the U.S. and allied militaries; subcontract helicopter work; restoration, modification and support of the Company's SH-2G Super Seasprite maritime helicopters; support of the heavy lift K-MAX® manned helicopter; and development of the KARGO UAV unmanned aerial system, a purpose built autonomous medium lift logistics vehicle.

The Structures segment serves the aerospace and defense and medical end markets providing sophisticated complex metallic and composite aerostructures for commercial, military and general aviation fixed and rotary wing aircraft, and medical imaging solutions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2022, 2021 and 2020
4. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

Segment Information - continued

Summarized financial information by business segment is as follows:

	For the year ended December 31,
	2022	2021	2020
In thousands
Net sales:
Engineered Products	$377,241	$317,683	$315,063
Precision Products	185,023	256,329	302,509
Structures	125,697	134,981	166,887
Net sales(1)	$687,961	$708,993	$784,459
Operating income (loss):
Engineered Products	$57,833	$43,097	$33,561
Precision Products	17,705	55,366	74,033
Structures	(3,000)	(340)	(8,858)
Corporate expense	(50,377)	(40,519)	(53,059)
Other unallocated expenses, net(2)	(88,504)	(8,108)	(129,988)
Operating (loss) income	$(66,343)	$49,496	$(84,311)
Interest expense, net	16,874	16,290	19,270
Non-service pension and post retirement benefit income, net	(20,574)	(26,229)	(16,250)
Income from transition services agreement	—	(931)	(8,439)
Other expense (income), net	315	(142)	(728)
(Loss) earnings from continuing operations before income taxes	$(62,958)	$60,508	$(78,164)
(1) Net sales under contracts with USG agencies (including sales to foreign governments through foreign military sales contracts with USG agencies) totaled $205.0 million, $230.6 million and $220.8 million in 2022, 2021 and 2020, respectively, and represent direct and indirect sales to the USG and related agencies.
(2) Other unallocated expenses, net include program inventory impairment, goodwill and other intangibles impairments, impairment on assets held for sale, program contract costs impairment, costs from the TSA, cost of acquired retention plans, restructuring and severance costs, net gain (loss) on sale of business, and net loss (gain) on sale of assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2022, 2021 and 2020
4. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

Segment Information - continued

The following table disaggregates segment revenue by major product line:

In thousands
	2022
	Engineered Products	Precision Products	Structures	Total
Defense	$49,982	$22,367	$73,597	$145,946
Safe and Arm Devices	—	125,685	—	125,685
Commercial, Business, & General Aviation	166,748	31,663	44,208	242,619
Medical	86,659	—	7,892	94,551
Industrial & Other	73,852	5,308	—	79,160
Total revenue	$377,241	$185,023	$125,697	$687,961

	2021
	Engineered Products	Precision Products	Structures	Total
Defense	$51,033	$30,062	$87,575	$168,670
Safe and Arm Devices	—	191,524	—	191,524
Commercial, Business, & General Aviation	115,576	28,995	40,115	184,686
Medical	79,424	—	7,291	86,715
Industrial & Other	71,650	5,748	—	77,398
Total revenue	$317,683	$256,329	$134,981	$708,993

	2020
	Engineered Products	Precision Products	Structures	Total
Defense	$55,380	$22,523	$102,497	$180,400
Safe and Arm Devices	—	248,482	—	248,482
Commercial, Business, & General Aviation	135,289	26,803	58,171	220,263
Medical	63,791	—	6,219	70,010
Industrial & Other	60,603	4,701	—	65,304
Total revenue	$315,063	$302,509	$166,887	$784,459

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2022, 2021 and 2020
4. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

Segment Information - continued

The following table illustrates the approximate percentage of segment revenue recognized by product types.

	2022
	Engineered Products	Precision Products	Structures	Total
Original Equipment Manufacturer	41%	4%	18%	63%
Aftermarket	14%	5%	—%	19%
Safe and Arm Devices	—%	18%	—%	18%
Total revenue	55%	27%	18%	100%

	2021
	Engineered Products	Precision Products	Structures	Total
Original Equipment Manufacturer	35%	5%	19%	59%
Aftermarket	10%	4%	—%	14%
Safe and Arm Devices	—%	27%	—%	27%
Total revenue	45%	36%	19%	100%

	2020
	Engineered Products	Precision Products	Structures	Total
Original Equipment Manufacturer	31%	4%	21%	56%
Aftermarket	9%	3%	—%	12%
Safe and Arm Devices	—%	32%	—%	32%
Total revenue	40%	39%	21%	100%

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

The following table presents research and development costs by segment:

	For the year ended December 31,
	2022	2021	2020
In thousands
Engineered Products	$8,842	$8,399	$8,806
Precision Products	10,508	7,443	5,211
Structures	202	230	738
Total research and development costs	$19,552	$16,072	$14,755

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2022, 2021 and 2020
4. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

Segment Information - continued

Summarized asset and cash flow information by business segment is as follows:

	For the year ended December 31,
	2022	2021	2020
In thousands
Identifiable assets(1):
Engineered Products	$1,052,576	$623,899	$681,097
Precision Products	192,743	250,146	315,439
Structures	135,115	125,027	135,021
Corporate(2)	110,898	199,410	174,836
Total assets	$1,491,332	$1,198,482	$1,306,393
Capital expenditures:
Engineered Products	$14,667	$9,537	$11,496
Precision Products	4,658	3,554	2,545
Structures	1,940	2,075	2,650
Corporate	2,424	2,364	1,092
Total capital expenditures	$23,689	$17,530	$17,783
Depreciation and amortization(3):
Engineered Products	$30,461	$26,306	$31,574
Precision Products	3,663	4,148	3,706
Structures	3,519	3,462	5,201
Corporate	3,069	2,738	3,418
Total depreciation and amortization	$40,712	$36,654	$43,899
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

Geographic Information

Sales are attributed to geographic regions based on the location to which the product is shipped. Geographic distribution of sales recorded is as follows:

	For the year ended December 31,
	2022	2021	2020
In thousands
North America	$452,392	$442,432	$412,025
Europe	141,657	113,811	148,473
Middle East	41,948	107,408	170,835
Asia	35,691	27,638	34,424
Oceania	10,208	14,160	11,156
Other	6,065	3,544	7,546
Total revenue	$687,961	$708,993	$784,459

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2022, 2021 and 2020
4. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

Geographic Information - continued

Geographic distribution of long-lived assets is as follows:

	At December 31,
	2022	2021
In thousands
United States	$865,659	$476,546
Germany	140,626	152,061
Czech Republic	4,827	5,354
Mexico	—	1,291
Netherlands	509	593
Switzerland	708	245
Hong Kong	60	132
Total long-lived assets(1)	$1,012,389	$636,222
(1) For the purpose of this disclosure the Company excluded deferred tax assets of $47.4 million and $15.7 million as of December 31, 2022 and 2021, respectively.

5. RESTRUCTURING AND SEVERANCE COSTS

Restructuring and severance costs are included in restructuring and severance costs on the Company's Consolidated Statements of Operations and other unallocated expenses, net within in Note 4, Segment and Geographic Information.

Transformation Restructuring

In December 2022, the Company began a review of all businesses and programs to increase efficiencies, improve working capital management and focus on sustainable and consistent revenue and profit generating activities. As a result of this review, the Company identified areas to reduce annualized costs in the Precision Products segment and at Corporate through streamlining processes, consolidating the production of fuzes for the JPF program at its Middletown facility, discontinuing K-MAX® helicopter production and right-sizing the Company's total cost structure. In the year ended December 31, 2022, the Company incurred $6.6 million in severance costs associated with these actions.

Refer to Note 12, Goodwill and Other Intangible Assets, Net, for further information on the consolidation of JPF production and refer to Note 10, Inventories, and Note 7, Contract Assets, Contract Costs and Contract Liabilities, for further information regarding the K-MAX® program impairments.

The following table summarizes the accrual balances by cost type for the restructuring actions:

	Severance	Other	Total
In thousands
Restructuring accrual balance at December 31, 2021	$—	$—	$—
Provision	6,629	—	6,629
Cash payments	—	—	—
Restructuring accrual balance at December 31, 2022(1)	$6,629	$—	$6,629
(1) Of the above accrual balance, $1.0 million was included in other long-term liabilities on the Company's Consolidated Balance Sheets. The remainder is included in other current liabilities.

Cost Reduction Initiative

The Company continues to evaluate its cost structure with the objective of a lean organizational structure that improves operational efficiency and provides a scalable infrastructure which facilitates future growth opportunities. The Company has identified workforce reductions and other reductions in certain general and administrative expenses to support the cost savings initiative. In the years ended December 31, 2022, 2021, and 2020, the Company incurred $3.2 million, $6.2 million, and $4.0 million, respectively, related to this initiative.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2022, 2021 and 2020
5. RESTRUCTURING AND SEVERANCE COSTS (CONTINUED)

Other 2020 Restructuring and Severance Costs

In the year ended December 31, 2020, the Company incurred severance costs of $0.5 million as it integrated the acquisition of Bal Seal, $3.6 million in association with workforce reductions in response to the unprecedented hardships brought on by COVID-19, and $0.3 million in restructuring activities at certain composites businesses to support the ongoing effort of improving capacity utilization and operating efficiency to better position the Company for increased profitability and growth.

6. ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	At December 31,
	2022	2021
In thousands
Trade receivables	$31,126	$19,228
U.S. Government contracts:
Billed	14,150	14,748
Costs and accrued profit – not billed	661	167
Commercial and other government contracts:
Billed	41,520	36,787
Costs and accrued profit – not billed	2,268	4,141
Less allowance for doubtful accounts	(2,066)	(1,547)
Accounts receivable, net	$87,659	$73,524

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

The following table summarizes the activity in the allowance for doubtful accounts in the year ended December 31, 2022:

In thousands
Balance at December 31, 2021	$(1,547)
Provision	(1,301)
Additions attributable to acquisitions	(67)
Amounts written off	351
Recoveries	495
Changes in foreign currency exchange rates	3
Balance at December 31, 2022	$(2,066)
Accounts receivable, net includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	At December 31,
	2022	2021
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$—	$900
Total	$—	$900

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2022, 2021 and 2020
7. CONTRACT ASSETS, CONTRACT COSTS AND CONTRACT LIABILITIES

Activity related to contract assets, contract costs and contract liabilities is as follows:

	December 31, 2022	December 31, 2021	$ Change	% Change
In thousands
Contract assets(1)	$113,182	$112,354	$828	0.7%

Contract costs, current portion	$695	$850	$(155)	(18.2)%
Contract costs, noncurrent portion	$673	$10,249	$(9,576)	(93.4)%

Contract liabilities, current portion	$4,081	$2,945	$1,136	38.6%
Contract liabilities, noncurrent portion	$20,515	$16,528	$3,987	24.1%
(1) The Company's contract assets were net of unliquidated progress payments, primarily from the U.S. Government, of $43.3 million and $59.3 million at December 31, 2022 and December 31, 2021, respectively.

Contract Assets

Contract assets remained relatively flat due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations, particularly on certain structures contracts, during the year ended December 31, 2022, mostly offset by amounts billed on the JPF contract, the AH-1Z contract and the KAflex® contract. There were no significant impairment losses related to the Company's contract assets during the years ended December 31, 2022 and December 31, 2021.

Contract assets includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	At December 31,
	2022	2021
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$—	$682

Contract Costs

At December 31, 2022 and 2021, costs to fulfill a contract were $1.4 million and $11.1 million, respectively. There were no costs to obtain a contract at December 31, 2022 and 2021. These amounts are included in contract costs, current portion and contract costs, noncurrent portion on the Company's Consolidated Balance Sheets at December 31, 2022 and December 31, 2021.

Contract costs, current portion at December 31, 2022 decreased when compared to December 31, 2021. This was primarily the result of the amortization of contract costs, partially offset by the reclassification of costs to fulfill certain structures programs from contract costs, noncurrent portion. For the years ended December 31, 2022 and December 31, 2021, amortization of contract costs was $0.7 million and $8.7 million, respectively.

The decrease in contract costs, noncurrent portion was primarily attributable to the write-off of $9.1 million of costs to fulfill the TITAN UAV unmanned aerial system program as the Company will discontinue production of this program. Additionally contributing to the decrease was the reclassification of costs to fulfill certain structures programs to contract costs, current portion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2022, 2021 and 2020
7. CONTRACT ASSETS, CONTRACT COSTS AND CONTRACT LIABILITIES (CONTINUED)

Contract Liabilities

The increase in contract liabilities, current portion was primarily due to advances received for the JPF program and the FireBurstTM enhanced fuzing capability program and the addition of contract liabilities from the Aircraft Wheel and Brake acquisition, partially offset by a reduction in contract liabilities related to the K-MAX® program and as a result of the disposal of the Company's Mexico operations in the third quarter of 2022. For the years ended December 31, 2022 and December 31, 2021, revenue recognized related to contract liabilities, current portion was $2.1 million and $47.9 million, respectively.

The increase in contract liabilities, noncurrent portion was due to advances received on the JPF program and the FireBurstTM enhanced fuzing capability program. For the years ended December 31, 2022 and December 31, 2021, the Company did not recognize revenue against contract liabilities, noncurrent portion. Refer to Note 19, Commitments and Contingencies, for further information on the Company's offset agreements.

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

The following table provides the carrying value and fair value of financial instruments that are not carried at fair value at December 31, 2022 and 2021:

	2022		2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
In thousands
Debt(1)	$562,500	$547,393	$191,876	$213,222
(1) These amounts are classified within Level 2.

The above fair values were computed based on quoted market prices and discounted future cash flows (observable inputs), as applicable. Differences from carrying values are attributable to interest rate changes subsequent to when the transactions occurred. The fair values of cash and cash equivalents, accounts receivable, net, and accounts payable - trade approximate their carrying amounts due to the short-term maturities of these instruments. The Company's cash and cash equivalents at December 31, 2022 and 2021 included $0.1 million and $65.5 million, respectively, of Level 1 money market funds.

Recurring Fair Value Measurements

The Company holds derivative instruments for foreign exchange contracts that are measured at fair value using observable market inputs such as forward rates and our counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy and have been included in other current assets and other current liabilities on the Consolidated Balance Sheets at December 31, 2022 and December 31, 2021. Based on the continued ability to trade and enter into forward contracts and interest rate swaps, the Company considers the markets for the fair value instruments to be active.

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of December 31, 2022, such credit risks have not had an adverse impact on the fair value of these instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2022, 2021 and 2020
8. FAIR VALUE MEASUREMENTS (CONTINUED)

Nonrecurring Fair Value Measurements

In the year ended December 31, 2022, the Company incurred a $44.5 million impairment charge associated with the write-off of inventory related to the K-MAX® medium-to-heavy lift helicopter. Refer to Note 10, Inventories, for further information.

During 2022, the Company incurred a $25.3 million impairment charge associated with its KPP-Orlando reporting unit. During 2020, the Company incurred a $50.3 million impairment charge for its Aerosystems reporting unit. Refer to Note 12, Goodwill and Other Intangible Assets, Net for further information regarding the calculation of fair value.

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

Cash Flow Hedges

Interest Rate Swaps

The Company's Credit Agreement contains floating rate obligations and is subject to interest rate fluctuations. In late 2022, the Company entered into interest rate swap agreements with a notional value of $200.0 million, effective January 1, 2023, for the purposes of hedging the eight quarterly variable-rate Credit Agreement interest payments due in 2023 and 2024. These interest rate swap agreements were designated as cash flow hedges and intended to manage interest rate risk associated with the Company's variable-rate borrowings and minimize the impact on earnings and cash flows of interest rate fluctuations attributable to changes in SOFR rates. These interest rate swaps were not material to the Company's financial statements at and in the year ended December 31, 2022.

Forward Exchange Contracts

From time to time, the Company will enter into foreign exchange contracts that are not designated as hedging instruments. These contracts are entered into in order to minimize the impact of foreign currency fluctuations on the Company's earnings and cash flows. The Company reports expense related to these contracts in other expense (income), net on the Consolidated Statements of Operations.

In addition to the forward exchange contract mentioned above, the Company held forward exchange contracts to mitigate the risk associated with foreign currencies that were not designated as hedging instruments as of December 31, 2022 and 2021. The balances associated with the contracts and the gains or losses reported in other expense (income), net were not material for the years ended December 31, 2022, 2021 or 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2022, 2021 and 2020
10. INVENTORIES

Inventories consist of the following:

	At December 31,
	2022	2021
In thousands
Raw materials	$25,798	$19,123
Contracts in process:
US Government	5,835	1,985
Commercial and other government contracts	85,436	61,637
Contracts and other work in process (including certain general stock materials)	19,338	75,115
Finished goods	40,061	35,240
Inventories	$176,468	$193,100

Inventories include amounts associated with matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. There were no such matters at December 31, 2022. These items totaled $0.6 million at December 31, 2021.

In December 2022, the Company began a review of all businesses and programs to increase efficiencies, improve working capital management and focus on sustainable and consistent revenue and profit generating activities. As a result of this review, the Company determined that it will discontinue the production of the K-MAX® medium-to-heavy lift helicopters and K-MAX TITAN unmanned aerial system in 2023. The Company will continue to support the existing K-MAX® fleet in operation, including providing operators with repair, spare parts and fleet services, as well as training. As a result of this decision, management wrote off $44.5 million of inventory associated with these programs in the year ended December 31, 2022. This amount was included in program inventory impairment on the Company's Consolidated Statements of Operations. The amount written off was comprised of a lower of cost or net realizable value write down on three unsold aircraft and unusable inventory. Unusable inventory includes long lead parts made specifically for the production of the K-MAX® for which there are no alternative uses and spare parts and blades that were in excess of the amounts needed to support the existing fleet. At December 31, 2022 and 2021, $24.7 million and $69.2 million, respectively, of K-MAX® inventory was included in contracts and other work in process inventory and finished goods on the Company's Consolidated Balance Sheets. Management believes that approximately $22.5 million of the K-MAX® inventory will be sold after December 31, 2023, based upon supporting the fleet for the foreseeable future.

At December 31, 2022 and 2021, $6.2 million and $6.0 million, respectively, of SH-2G(I) inventory was included in contracts and other work in process inventory on the Company's Consolidated Balance Sheets. Management believes that approximately $5.3 million of the SH-2G(I) inventory will be sold after December 31, 2023. This balance represents spares requirements and inventory to be used in SH-2G programs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2022, 2021 and 2020
11. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net is summarized as follows:

	At December 31,
	2022	2021
In thousands
Land	$38,743	$36,367
Buildings	137,777	135,887
Leasehold improvements	15,778	16,151
Machinery, office furniture and equipment	260,801	249,527
Construction in process	16,596	11,778
Total	469,695	449,710
Less accumulated depreciation	(268,089)	(251,888)
Property, plant and equipment, net	$201,606	$197,822

Depreciation expense was $25.4 million, $26.2 million and $28.0 million for 2022, 2021 and 2020, respectively.

Finance Leases

For the years ended December 31, 2022 and 2021, $9.8 million and $6.7 million, respectively, of assets included in machinery, office furniture and equipment and construction in process were accounted for as finance leases. At December 31, 2022 and 2021, the Company had accumulated depreciation of $3.2 million and $2.9 million, respectively, associated with these assets. Depreciation expense associated with the finance leases was $0.9 million, $0.8 million and $0.9 million for 2022, 2021 and 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2022, 2021 and 2020
12. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for the Company:

	2022
	Engineered Products	Precision Products	Structures	Total
In thousands
Gross balance at beginning of period	$199,306	$41,375	$66,559	$307,240
Accumulated impairment	—	—	(66,559)	(66,559)
Net balance at beginning of period	199,306	41,375	—	240,681
Additions(1)	169,790	—	—	169,790
Impairments	—	(25,306)	—	(25,306)
Foreign currency translation	(5,311)	—	—	(5,311)
Net balance at end of period	$363,785	$16,069	$—	$379,854

Accumulated impairment at end of period	$—	$(25,306)	$(66,559)	$(91,865)
(1) The additions to goodwill in the year ended December 31, 2022 were attributable to the acquisition of Aircraft Wheel and Brake. Refer to Note 3, Business Combinations and Investments, for further information on this acquisition.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2022, 2021 and 2020
12. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)

Goodwill - continued

2022 Analysis

Qualitative assessments were performed for the Specialty Bearings, Bal Seal and Aircraft Wheel and Brake reporting units, which took into consideration the following factors: general economic conditions, industry specific performance, changes in carrying values of the reporting units, the assessment of assumptions used in the previous fair value calculations and changes in transaction multiples. The results of these analyses indicated that it is more likely than not that goodwill is not impaired and these reporting units did not need to proceed to a quantitative assessment
In accordance with ASC 350, the Company evaluates goodwill for possible impairment on at least an annual basis. Additionally, the Company is required to evaluate goodwill for possible impairment testing if an event occurs or circumstances change that indicate that the fair value of the reporting entity may be below its carrying amount. In December 2022, the Company announced it will consolidate the production of JPF fuzes to its Middletown facility resulting in the closure of the Orlando facility in 2024 due to reduced demand as the JPF program continues to move through its life cycle. The Company considered the reduction in demand, as well as the updated forecasts for the reporting unit, which indicated the forecasted cash flows for the KPP-Orlando reporting unit were lower than amounts previously forecasted. Management performed a quantitative analysis on the KPP-Orlando reporting unit using an income methodology based on management's estimates of forecasted cash flows, with those cash flows discounted to present value using a rate commensurate with the risks associated with those cash flows. The quantitative analysis resulted in a conclusion that the fair value of the KPP-Orlando reporting unit was $25.3 million below its carrying value; therefore, goodwill was impaired. In the year ended December 31, 2022, the Company recorded a goodwill impairment charge of $25.3 million for the KPP-Orlando reporting unit. This impairment charge was included in goodwill and other intangibles impairment on the Company's Statement of Operations and other unallocated expenses, net in Note 4, Segment and Geographic Information. An additional $16.1 million of goodwill remains at this reporting unit.

In accordance with ASC 360, the Company is required to evaluate long-lived assets for possible impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. In conjunction with the reduction in JPF demand and lower forecasted cash flows, the company evaluated the long-lived assets of the KPP-Orlando location for possible impairment. No such impairment was determined.

2021 Analysis

In 2021, the Company performed a qualitative assessment for the Specialty Bearings and KPP-Orlando reporting units, while a quantitative assessment was performed for the Bal Seal reporting unit.

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

2020 Analysis

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
For the Years Ended December 31, 2022, 2021 and 2020
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

Other Intangible Assets

Other intangible assets consisted of:

		At December 31,		At December 31,
		2022		2021
	Amortization Period	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
In thousands
Customer lists / relationships	6-38 years	$363,549	$(41,695)	$127,206	$(35,096)
Developed technologies	7-20 years	45,028	(17,508)	45,170	(13,591)
Trademarks / trade names	15-40 years	16,681	(3,153)	16,982	(2,659)
Non-compete agreements and other	1-15 years	17,336	(7,974)	4,629	(4,617)
Patents	17 years	551	(484)	523	(473)
Total		$443,145	$(70,814)	$194,510	$(56,436)
The increase in customer lists / relationships and non-compete agreements and other was primarily attributable to the acquisition of Aircraft Wheel and Brake. Refer to Note 3, Business Combinations and Investments, for further information on this acquisition.

Intangible asset amortization expense of $15.3 million, $10.5 million and $15.7 million in 2022, 2021 and 2020, respectively, was included in intangible asset amortization expense on the Company's Consolidated Statements of Operations.

Estimated amortization expense for the next five years associated with intangible assets existing as of December 31, 2022 is as follows:

In thousands
2023	$26,031
2024	$21,610
2025	$20,825
2026	$20,804
2027	$20,547

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2022, 2021 and 2020
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

13. ENVIRONMENTAL COSTS

The following table displays the activity and balances associated with accruals related to environmental costs included in other current liabilities and other long-term liabilities:

	2022	2021
In thousands
Balance at January 1	$5,958	$6,049
Net additions to accrual	382	391
Payments	(504)	(482)
Balance at December 31	$5,836	$5,958

Bloomfield

In August 2008, the Company completed its purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation had leased from NAVAIR for many years. In connection with the purchase, the Company has assumed responsibility for environmental remediation at the facility as may be required under the Connecticut Transfer Act (the “Transfer Act”) and it continues the effort to define the scope of the remediation that will be required by the Connecticut Department of Energy and Environmental Protection (“CTDEEP”). The transaction was recorded by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8% to its present value. The fair value of the Navy Property asset, which at that time approximated the discounted present value of the assumed environmental liability of $10.3 million, is included in property, plant and equipment, net. This remediation process will take many years to complete.

The following represents estimated future payments for the undiscounted environmental remediation liability related to the Bloomfield campus as of December 31, 2022:

In thousands
2023	$239
2024	387
2025	—
2026	132
2027	120
Thereafter	3,641
Total	$4,519
Other

In 2014, the Company sold its former manufacturing facility in Moosup, Connecticut to TD Development, LLC ("TD"). Although TD assumed contractual and statutory responsibility for the environmental remediation work required on this site, the Company may be liable for the cost of the investigation, remediation and abatement if TD does not complete them. The Company is currently unable to estimate the total costs necessary for such environmental work. There can be no assurance that this matter would not have an adverse impact on our business, financial condition, results of operation and cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2022, 2021 and 2020
13. ENVIRONMENTAL COSTS (CONTINUED)

Other - continued

The Company's environmental accrual also includes estimated environmental remediation costs that the Company expects to incur at the former Music segment’s New Hartford, CT facility. The Company continues to assess the work that may be required at this facility, which may result in a change to this accrual. For further discussion of these matters, see Note 19, Commitments and Contingencies.

14. DEBT

Long-Term Debt

The Company has long-term debt as follows:

	At December 31,
	2022	2021
In thousands
Revolving credit agreement	$363,000	$—
Convertible notes	199,500	191,876
Total	562,500	191,876
Less current portion	—	—
Total excluding current portion	$562,500	$191,876

At December 31, 2022 and 2021, the current and long-term debt balances on the Company's Consolidated Balance Sheets were net of debt issuance costs of $1.4 million and $2.5 million, respectively.

The weighted average interest rate on long-term borrowings outstanding as of December 31, 2022 and 2021 was 5.71% and 3.25%, respectively.

For the years ended December 31, 2022 and 2021, $2.0 million and $2.6 million, respectively, of liabilities associated with our finance leases were included in other long-term liabilities. See Note 20, Leases, for further information.

The aggregate annual maturities of long-term debt for each of the next five years are approximately as follows:

In thousands
2023	$—
2024	$562,500
2025	$—
2026	$—
2027	$—

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
For the Years Ended December 31, 2022, 2021 and 2020
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
(3) Prior to November 1, 2023, the notes are convertible only in the following circumstances: (1) during any fiscal quarter commencing after July 1, 2017, and only during any such fiscal quarter, if the last reported sale price of the Company's common stock was greater than or equal to 130% of the applicable conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter, (2) during the five consecutive business day period following any ten consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of 2024 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day or (3) upon the occurrence of specified corporate events. On or after November 1, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. If the Company undergoes a fundamental change (as defined in the Indenture), holders of the notes may require the Company to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount to be repurchased, plus any accrued and unpaid interest. As of December 31, 2022, none of the conditions permitting the holders of the 2024 Notes to convert had been met. Therefore, the 2024 Notes are classified as long-term debt.
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
For the Years Ended December 31, 2022, 2021 and 2020
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

At issuance, ASC 470-20 - Debt with Conversion and Other Options (“ASC 470-20”) clarified the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. ASC 470-20 specified that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflects the issuer's non-convertible debt borrowing rate which interest costs are to be recognized in subsequent periods. The note payable principal balance for the 2024 Notes at the date of issuance of $200.0 million was bifurcated into the debt component of $179.5 million and the equity component of $20.5 million. The difference between the note payable principal balance and the fair value of the debt component representing the debt discount was being accreted to interest expense over the term of the 2024 Notes. The fair value of the debt component was recognized using a 5.0% discount rate, representing the Company's borrowing rate at the date of issuance for a similar debt instrument without a conversion feature with an expected life of seven years. At January 1, 2022, the Company adopted ASU 2020-06, which removed certain separation models between a debt component and equity component for certain convertible instruments. As a result, the convertible notes balance consists solely of a debt component as of the adoption. Refer to Note 1, Summary of Significant Accounting Policies, for further information on the cumulative effect adjustment recorded at adoption.

The Company incurred $7.4 million of debt issuance costs in connection with the sale of the 2024 Notes, which was allocated between the debt and equity components of the instrument at issuance. Of the total amount, $0.7 million was recorded as an offset to additional paid-in capital. The balance, $6.7 million, was recorded as a contra-debt balance and was being amortized over the term of the 2024 Notes. As a result of the adoption of ASU 2020-06, the amount recorded to additional paid-in capital was reclassified to retained earnings in the cumulative effect adjustment recorded on January 1, 2022. The remaining balance of debt issuance costs is being amortized over the term of the convertible notes. Total amortization expense for the years ended December 31, 2022, 2021 and 2020 was $1.0 million, $1.1 million and $0.9 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2022, 2021 and 2020
14. DEBT (CONTINUED)

Convertible Notes - continued

2024 Notes - continued

The carrying amount of the equity component and the principal amount of the liability component, the unamortized discount and the net carrying value of the liability are as follows:

	2024 Notes
	December 31, 2022	December 31, 2021
In thousands
Principal amount of liability	$199,500	$199,500
Unamortized discount(1)	—	7,624
Carrying value of liability	$199,500	$191,876

Equity component(1)	$—	$20,408
(1)At January 1, 2022, the Company adopted ASU 2020-06, which removed certain separation models between a debt component and equity component for certain convertible instruments. Refer to Note 1, Summary of Significant Accounting Policies, for further information on the cumulative effect adjustment recorded at adoption.

Because the embedded conversion option is indexed to the Company’s own stock and would be classified in shareholders’ equity, it does not meet the criterion under ASC 815 that would require separate accounting as a derivative instrument.

As of December 31, 2022, the "if converted value" did not exceed the principal amount of the 2024 Notes since the closing sales price of the Company's common stock was less than the conversion price of the 2024 Notes.

Interest expense associated with the 2024 Notes consisted of the following:

	For the year ended December 31,
	2022	2021	2020
In thousands
Contractual coupon rate of interest	$6,484	$6,484	$6,484
Accretion of convertible notes discount(1)	—	2,957	2,860
Interest expense - convertible notes	$6,484	$9,441	$9,344
(1)In accordance with ASU 2020-06, entities that previously required separate accounting for conversion features will report less interest expense as those conversion features were recorded as debt discounts which were amortized over the term of the debt. Refer to Note 1, Summary of Significant Accounting Policies, for further information on the adoption of ASU 2020-06.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2022, 2021 and 2020
14. DEBT (CONTINUED)

Revolving Credit Agreement

On December 13, 2019, the Company closed an amended and restated $800.0 million Credit Agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as Administrative Agent and as Collateral Agent. The Credit Agreement amends and restates the Company's previously existing credit facility in its entirety to, among other things: (i) extend the maturity date to December 13, 2024; (ii) increase the aggregate amount of revolving commitments from $600.0 million to $800.0 million; (iii) remove the existing term loan credit facility; (iv) modify the affirmative and negative covenants set forth in the facility; and (v) effectuate a number of additional modifications to the terms and provisions of the facility, including its pricing. Capitalized terms used but not defined within this Note 14, Debt, have the meanings ascribed thereto in the Credit Agreement. This agreement was further amended on December 8, 2021 to move its LIBOR benchmark for non-USD borrowings to other non-USD benchmark rates. On May 31, 2022, the Credit Agreement was further amended to, among other things, adjust the Total Net Leverage Ratio financial covenant in anticipation of the consummation of the announced acquisition of Parker's Aircraft Wheel and Brake division. Prior to the amendment, the Credit Agreement included a requirement that the Consolidated Total Net Leverage Ratio could not be greater than 4.00 to 1.00, with an election to increase the maximum to 4.50 to 1.00 for four consecutive quarters, in connection with a Material Permitted Investment. The financial covenant now requires for any period of four consecutive fiscal quarters ending on or after the closing date of the acquisition of Parker's Aircraft Wheel and Brake division ("closing date"), the Consolidated Total Net Leverage Ratio, as defined in the Credit Agreement, cannot be greater than 5.00 to 1.00 for any period of four consecutive quarters ending on or prior to the first anniversary of the closing date, 4.75 to 1.00 for any period of four consecutive quarters ending after the first anniversary and on or prior to second anniversary of the closing date, and 4.50 to 1.00 for any period of four consecutive quarters ending after the second anniversary of the closing date. In addition, the amendment adjusted the definitions of "permitted acquisition", "pro forma" and the "limited condition acquisition" provision, as applicable, to the acquisition of Parker's Aircraft Wheel and Brake division. As of December 31, 2022, the Consolidated Total Net Leverage Ratio was 3.65, as calculated in accordance with the Credit Agreement.

On November 10, 2022, the Credit Agreement was amended further to, among other things, amend certain definitions and other provisions (i) to replace the LIBOR-based benchmark rate for U.S. dollar denominated loans and other extensions of credit under the Credit Agreement with a secured overnight financing rate for specified interest periods plus a credit spread adjustment of 0.10% per annum for all interest periods (the “Adjusted Term SOFR”), and (ii) to make revisions to the benchmark replacement provisions in the event that an existing interest rate benchmark is discontinued or otherwise non-representative. As a result of Amendment No. 3, (i) the Company may not borrow or continue any loan bearing interest at a rate determined by reference to LIBOR, and (ii) the Company’s existing LIBOR loans shall remain outstanding as such in accordance with the provisions of the Second Amendment and Restated Credit Agreement prior to giving effect to Amendment No. 3 until the expiration of the interest period applicable thereto, at which time they may be converted to loans bearing interest by reference to Adjusted Term SOFR or the base rate.

In addition to the Consolidated Total Net Leverage Ratio, as defined in the Credit Agreement, discussed above, the financial covenants associated with the Credit Agreement also include a requirement that (i) the Interest Coverage Ratio cannot be less than 3.00 to 1.00; and (ii) Liquidity: (a) as of the last day of the fiscal quarter ending on or about September 30, 2023 cannot be less than an amount equal to 50% of the aggregate principal amount of the 2024 Convertible Notes as of such date, and (b) as of the last day of the fiscal quarter ending on December 31, 2023 and ending on or about March 29, 2024, to be less than the amount equal to 100% of the aggregate principal amount of the 2024 Convertible Notes as of such day. The Company was in compliance with those financial covenants as of and for the quarter ended December 31, 2022, and management does not anticipate noncompliance in the foreseeable future.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2022, 2021 and 2020
14. DEBT (CONTINUED)

Revolving Credit Agreement - continued

The following table shows the amounts available for borrowing under the Company's revolving credit facility:

	At December 31,
	2022	2021
In thousands
Total facility	$800,000	$800,000
Amounts outstanding, excluding letters of credit	363,000	—
Amounts available for borrowing, excluding letters of credit	437,000	800,000
Letters of credit under the credit facility(1)(2)	51,630	92,646
Amounts available for borrowing	$385,370	$707,354

Amounts available for borrowing subject to EBITDA, as defined by the Credit Agreement(3)	$211,131	$409,914
(1) The Company has entered into standby letters of credit issued on the Company's behalf by financial institutions, and directly issued guarantees to third parties primarily related to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit generally are available for draw down in the event the Company does not perform its obligations, but are not included in the calculation of available for borrowing subject to EBITDA, as defined by the Credit Agreement.
(2) Of these amounts, $46.1 million and $86.3 million letters of credit relate to a certain JPF DCS contract in 2022 and 2021, respectively.
(3) Amounts available for borrowing subject to EBITDA reflect the minimum borrowing capacity as calculated in accordance with the terms of our Credit Agreement for EBITDA, subject to adjustments.

Debt issuance costs in connection with the Credit Agreement have been capitalized and are being amortized over the term of the agreement. The Company incurred $3.6 million of debt issuance costs in connection with the amendment and restatement of the Credit Agreement in the year ended December 31, 2019. An additional $4.4 million of debt issuance costs were incurred in connection with the amendments of the Credit Agreement in 2022. Total amortization expense for the years ended December 31, 2022, 2021 and 2020 was $1.8 million, $0.7 million and $0.7 million, respectively.

Interest rates on amounts outstanding under the Credit Agreement are variable, and are determined based on the Senior Secured Net Leverage Ratio, as defined in the Credit Agreement. In addition, the Company is required to pay a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.150% to 0.250% per annum, based on the Senior Secured Net Leverage Ratio. Fees for outstanding letters of credit range from 1.125% to 1.625%, based on the Senior Secured Net Leverage Ratio. At December 31, 2022 , there was $363.0 million outstanding on the revolving credit facility. At December 31, 2022, the interest rate was 7.07%. At December 31, 2021, there were no outstanding amounts on the revolving credit facility; therefore, the interest rate was 0%.

The Company's Credit Agreement contains floating rate obligations and is subject to interest rate fluctuations. Since the Company's borrowing under the revolver for the acquisition of Aircraft Wheel and Brake in the third quarter of 2022 through December 31, 2022, the weighted-average interest rate under the revolver was 4.83%. In late 2022, the Company entered into interest rate swap agreements with a notional value of $200.0 million, effective January 1, 2023, for the purposes of hedging the eight quarterly variable-rate Credit Agreement interest payments due in 2023 and 2024. These interest rate swap agreements were designated as cash flow hedges and intended to manage interest rate risk associated with our variable-rate borrowings and minimize the impact on earnings and cash flows of interest rate fluctuations attributable to changes in SOFR rates. These interest rate swaps were not material to the Company's financial statements at and in the year ended December 31, 2022.

Interest Payments

Cash payments for interest were $15.3 million, $11.5 million and $20.8 million in 2022, 2021 and 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2022, 2021 and 2020
15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) are shown below:

	2022	2021
In thousands
Foreign currency translation and other:
Beginning balance	$8,772	$(717)
Net loss on foreign currency translation	(10,843)	(13,346)
Reclassification to net income (1)	—	22,835
Other comprehensive (loss) income, net of tax	(10,843)	9,489
Ending balance	$(2,071)	$8,772

Pension and other post-retirement benefits (2):
Beginning balance	$(120,157)	$(130,104)
Reclassification to net income
Amortization of net loss, net of tax expense of $999 and $1,031, respectively	3,320	3,478
Change in net loss, net of tax (benefit) expense of $(11,889) and $1,918, respectively	(39,513)	6,469
Other comprehensive loss, net of tax	(36,193)	9,947
Ending balance	$(156,350)	$(120,157)

Total accumulated other comprehensive income (loss)	$(158,421)	$(111,385)
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

16. INCOME TAXES

The components of income tax expense (benefit) from continuing operations are as follows:

	For the year ended December 31,
	2022	2021	2020
In thousands
Current:
Federal	$2,548	$(5,613)	$1,693
State	(739)	1,061	(3,143)
Foreign	441	266	168
	2,250	(4,286)	(1,282)
Deferred:
Federal	(15,655)	17,533	(5,650)
State	(3,347)	2,526	899
Foreign	20	1,059	(1,697)
	(18,982)	21,118	(6,448)
Income tax (benefit) expense	$(16,732)	$16,832	$(7,730)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2022, 2021 and 2020
16. INCOME TAXES (CONTINUED)

The provision for income taxes from continuing operations differs from that computed at the federal statutory corporate tax rate as follows:

	For the year ended December 31,
	2022	2021	2020
In thousands
Federal tax at 21% statutory rate	$(13,205)	$12,707	$(16,415)
State income taxes, net of federal benefit	(3,105)	1,459	(2,208)
Tax effect:
Goodwill impairment charge	—	—	8,297
Impairment on business	—	—	7,620
Research and development credits	(1,550)	(1,995)	(821)
Impact of entity classification election	—	894	—
Foreign derived intangible income benefit	(158)	(494)	—
Provision to return adjustments	(126)	66	610
Foreign losses for which no tax benefit has been recorded	38	308	41
Change in valuation allowance	(94)	2,697	1,449
Equity compensation benefit	236	77	(209)
Nondeductible compensation	1,320	1,372	215
Federal benefit of NOL Carryback	—	—	(3,885)
Other, net	(88)	(259)	(2,424)
Income tax (benefit) expense	$(16,732)	$16,832	$(7,730)

The 2022 effective tax rate includes a charge in the amount of $1.3 million, for nondeductible compensation, with a portion relating to post termination payments and benefits of former executive officers. Additionally, the Company recognized benefits relating to federal research and development credits in the amount of $1.6 million.

The 2021 effective tax rate includes a charge to record additional valuation allowances relating to the Company’s foreign and state tax loss carryforwards in the amount of $1.5 million and $1.2 million, respectively. The Company also incurred a charge in the amount $1.4 million, primarily attributable to nondeductible compensation relating to post termination payments and benefits of former executive officers. Additionally, the Company recognized benefits relating to federal research and development credits in the amount of $2.0 million.

The 2020 effective tax rate included charges in the amount of $15.9 million relating to book impairment charges to goodwill and assets held for sale associated with the anticipated sale of the Company’s UK Composites business as neither charge had associated tax benefits.

Cash payments for income taxes, net of refunds, were $2.7 million, $4.7 million and $0.9 million in 2022, 2021 and 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2022, 2021 and 2020
16. INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities of continuing operations are presented below:

	At December 31,
	2022	2021
In thousands
Deferred tax assets:
Deferred employee benefits	$25,763	$18,380
Tax loss and credit carryforwards	17,049	17,057
Accrued liabilities and other	3,012	2,140
Contract accounting differences	4,079	3,693
Environmental liabilities	3,324	3,266
Lease obligations	1,608	2,450
Inventory	12,069	1,413
Capitalized expenses	5,385	—
Total deferred tax assets	72,289	48,399
Deferred tax liabilities:
Property, plant and equipment	(10,714)	(11,680)
Intangibles	(15,201)	(21,282)
Other items	(43)	(205)
Total deferred tax liabilities	(25,958)	(33,167)
Net deferred tax assets before valuation allowance	46,331	15,232
Valuation allowance	(5,025)	(6,022)
Net deferred tax assets after valuation allowance	$41,306	$9,210

As of December 31, 2022, the Company had foreign tax loss carryforwards of $4.5 million, federal and state tax loss carryforwards of $8.9 million and state credit carryforwards of $3.6 million, respectively. Tax loss and credit carryforwards associated with approximately $9.4 million of deferred tax assets have no expiration period. The remainders of the loss and credit carryforwards will expire between 2023 and 2040.

A valuation allowance is required to be established unless management determines it is more likely than not that the Company will ultimately utilize the tax benefit associated with a deferred tax asset. At December 31, 2022, the Company has foreign valuation allowances of $1.8 million, and federal and state valuation allowances of $3.2 million.

Management will continue to evaluate the appropriate level of valuation allowance on all deferred tax assets considering such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax and business strategies that could potentially enhance the likelihood of realization of the deferred tax assets.

Pre-tax amounts from foreign operations amounted to income of $2.0 million in 2022 and losses of $1.5 million and $36.9 million in 2021, and 2020, respectively. Tax Reform required the Company to effectively recognize all foreign earnings in U.S. taxable income in the year ended December 31, 2017. Due to this provision and foreign losses incurred in prior years, there were no accumulated earnings in foreign subsidiaries for which U.S income taxes were required to be provided in 2022.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2022, 2021 and 2020
16. INCOME TAXES (CONTINUED)

The change in the liability for 2022, 2021 and 2020 is explained as follows:

	2022	2021	2020
In thousands
Balance at January 1	$3,592	$3,612	$3,214
Additions based on current year tax positions	—	32	481
Changes for tax positions of prior years	211	(52)	3
Settlements	(67)	—	(86)
Lapse of statute of limitations	(281)	—	—
Balance at December 31(1)	$3,455	$3,592	$3,612
(1) Including interest and penalties of $0.5 million, $0.5 million and $0.4 million in 2022, 2021 and 2020, respectively.

Included in unrecognized tax benefits at December 31, 2022, were items approximating $3.0 million that, if recognized, would favorably affect the Company’s effective tax rate in future periods. The Company files tax returns in numerous U.S. and foreign jurisdictions, with returns subject to examination for varying periods, but generally back to and including 2016. During 2022, 2021 and 2020, $0.2 million or less of interest and penalties was recognized each year as a component of income tax expense. It is the Company’s policy to record interest and penalties on unrecognized tax benefits as income taxes. The Company does not anticipate any significant increases or decreases to unrecognized tax benefits during the next twelve months.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2022, 2021 and 2020
17. PENSION PLANS (CONTINUED)

Obligations and Funded Status

The changes in the actuarial present value of the projected benefit obligation and fair value of plan assets are as follows:

	For the year ended December 31,
	Qualified Pension Plan		SERP
	2022	2021	2022	2021
In thousands
Projected benefit obligation at beginning of year	$785,795	$836,531	$5,017	$7,669
Service cost	3,363	1,301	—	—
Interest cost	17,198	14,165	86	63
Actuarial liability (gain) loss (1)	(169,342)	(29,590)	(737)	(63)
Benefit payments	(40,063)	(36,612)	(534)	(2,652)
Projected benefit obligation at end of year	$596,951	$785,795	$3,832	$5,017
Fair value of plan assets at beginning of year	$764,009	$766,921	$—	$—
Actual return on plan assets	(179,304)	23,700	—	—
Employer contributions	—	10,000	534	2,652
Benefit payments	(40,063)	(36,612)	(534)	(2,652)
Fair value of plan assets at end of year	$544,642	$764,009	$—	$—
Funded status at end of year	$(52,309)	$(21,786)	$(3,832)	$(5,017)
Accumulated benefit obligation	$596,951	$785,795	$3,832	$5,017
(1) The actuarial liability (gain) loss amount for the qualified pension plan for 2022 and 2021 was principally due to the effect of changes in the discount rate.

The Company has recorded liabilities related to our qualified pension plan and SERP as follows:

	At December 31,
	Qualified Pension Plan		SERP
	2022	2021	2022	2021
In thousands
Current liabilities (1)	$—	$—	$(520)	$(526)
Noncurrent liabilities	(52,309)	(21,786)	(3,312)	(4,491)
Total	$(52,309)	$(21,786)	$(3,832)	$(5,017)
(1) The current liabilities are included in other current liabilities on the Consolidated Balance Sheets.

The following table presents amounts included in accumulated other comprehensive income on the Consolidated Balance Sheets that will be recognized as components of pension cost in future periods.

	At December 31,
	Qualified Pension Plan		SERP
	2022	2021	2022	2021
In thousands
Unrecognized loss (gain)	$206,896	$159,015	$(68)	$730
Amount included in accumulated other comprehensive income	$206,896	$159,015	$(68)	$730

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2022, 2021 and 2020
17. PENSION PLANS (CONTINUED)

Obligations and Funded Status - continued

The pension plan net periodic benefit costs on the Consolidated Statements of Operations and other amounts recognized in other comprehensive income (loss) on the Consolidated Statements of Comprehensive Income and Consolidated Statements of Shareholders’ Equity were computed using the projected unit credit actuarial cost method and included the following components:

	For the year ended December 31,
	Qualified Pension Plan			SERP
	2022	2021	2020	2022	2021	2020
In thousands
Service cost for benefits earned during the year	$3,363	$1,301	$5,234	$—	$—	$—
Interest cost on projected benefit obligation	17,198	14,165	21,020	86	63	165
Expected return on plan assets	(42,177)	(45,177)	(43,183)	—	—	—
Recognized net loss	4,258	4,444	4,804	61	65	944
Additional amount recognized due to curtailment/settlement	—	—	—	—	211	—
Net pension benefit (income) cost	$(17,358)	$(25,267)	$(12,125)	$147	$339	$1,109
Change in net (loss) or gain	52,139	(8,113)	(708)	(737)	(274)	703
Amortization of net loss	(4,258)	(4,444)	(4,804)	(61)	(65)	(944)
Total recognized in other comprehensive (loss) income	$47,881	$(12,557)	$(5,512)	$(798)	$(339)	$(241)
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$30,523	$(37,824)	$(17,637)	$(651)	$—	$868

The following tables show the amount of the contributions made to the Qualified Pension Plan and SERP during each period and the amount of contributions the Company expects to make during 2023:

	Qualified Pension Plan		SERP
	2022	2021	2022	2021
In thousands
Contributions	$—	$10,000	$534	$2,652

	Qualified Pension Plan	SERP
In thousands
Expected contributions during 2023	$—	$520

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2022, 2021 and 2020
17. PENSION PLANS (CONTINUED)

Obligations and Funded Status - continued

Expected future benefit payments are as follows:

	Qualified Pension Plan	SERP
In thousands
2023	$43,242	$520
2024	$44,380	$487
2025	$45,138	$454
2026	$45,709	$421
2027	$45,928	$388
2028-2032	$223,607	$1,486

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

The Company uses the Financial Times Stock Exchange ("FTSE") Pension Discount Curve, as it is deemed to be the most appropriate basis for generating the Company's discount rate assumption, as the future cash flows of the plan are most closely aligned to the Above Median Double-A Curve. The discount rates used in determining benefit obligations of the pension plans are as follows:

	At December 31,
	Qualified Pension Plan		SERP
	2022	2021	2022	2021
Discount rate	5.19%	2.71%	5.04%	2.33%

The actuarial assumptions used in determining the net periodic benefit cost of the pension plans are as follows:

	For the year ended December 31,
	Qualified Pension Plan		SERP
	2022	2021	2022	2021
Discount rate(1)	2.71%	2.34%	2.33%	1.78%	/	2.29%
Expected return on plan assets	5.70%	6.00%	N/A	N/A
Average rate of increase in compensation levels	N/A	N/A	N/A	N/A
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

Qualified Pension Plan Assets

The expected return on plan assets rate was determined based upon historical returns adjusted for estimated future market fluctuations. For 2022 and 2021, the expected rate of return on plan assets was 5.7% and 6.0%, respectively. During 2022, the actual return on pension plan assets, net of direct expenses, was (23.8)%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2022, 2021 and 2020
17. PENSION PLANS (CONTINUED)

Qualified Pension Plan Assets - continued

Plan assets are invested in a diversified portfolio consisting of equity and fixed income securities. The investment goals for pension plan assets are to improve and/or maintain the Plan’s funded status by generating long-term asset returns that exceed the rate of growth of the Plan’s liabilities. The Plan invests assets in a manner that seeks to (a) maximize return within reasonable and prudent levels of risk of loss of funded status; and (b) maintain sufficient liquidity to meet benefit payment obligations and other periodic cash flow requirements on a timely basis. The return generation/liability matching asset allocation ratio was 38.7%/61.3% at December 31, 2022. As the plan’s funded status changes, the Pension Administrative Committee (the management committee that is responsible for plan administration) will act through an immediate or gradual process, as appropriate, to reallocate assets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2022, 2021 and 2020
17. PENSION PLANS (CONTINUED)

Qualified Pension Plan Assets - continued

The fair values of the Company’s qualified pension plan assets at December 31, 2022 and 2021, are as follows:

	Total Carrying Value at December 31, 2022	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Not subject to leveling
In thousands
Short-term investments:
Cash and cash equivalents	$14,168	$14,168	$—	$—	$—
Futures contracts - assets	145	—	145	—	—
Futures contracts - liabilities	(1,283)	—	(1,283)	—	—
Fixed income securities	251,317	—	251,317	—	—
Mutual funds	73,042	73,042	—	—	—
Common trust funds(1)	177,894	—	—	—	177,894
Corporate stock	26,450	26,450	—	—	—
Subtotal	$541,733	$113,660	$250,179	$—	$177,894
Accrued income/expense	2,909	107	2,802	—	—
Total	$544,642	$113,767	$252,981	$—	$177,894

	Total Carrying Value at December 31, 2021	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Not subject to leveling
In thousands
Short term investments:
Cash and cash equivalents	$19,033	$19,033	$—	$—	$—
Futures contracts - assets	2,014	—	2,014	—	—
Futures contracts - liabilities	(372)	—	(372)	—	—
Fixed income securities	231,433	—	231,433	—	—
Mutual funds	72,834	72,834	—	—	—
Common trust funds(1)	417,022	—	—	—	417,022
Corporate stock	20,222	20,222	—	—	—
Subtotal	$762,186	$112,089	$233,075	$—	$417,022
Accrued income/expense	1,823	(33)	1,856	—	—
Total	$764,009	$112,056	$234,931	$—	$417,022
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2022, 2021 and 2020
17. PENSION PLANS (CONTINUED)

Other Plans

The Company also maintains a Defined Contribution Plan that has been adopted by most of its U.S. subsidiaries. Employees of the adopting employers who meet the eligibility requirements of the plan may participate. Employer matching contributions are made to the plan based on a percentage of each participant’s pre-tax contribution. For each dollar that a participant contributes, up to 5% of compensation, participating subsidiaries make employer contributions of one dollar. Employer contributions to the plan totaled $6.4 million, $6.1 million and $6.7 million in 2022, 2021 and 2020, respectively.

One of the Company's foreign subsidiaries maintains a defined benefit plan of its own for its local employees. The net pension liability associated with this plan was not material as of December 31, 2022 and 2021.

18. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following:

	At December 31,
	2022	2021
In thousands
Supplemental employees' retirement plan ("SERP")	$3,306	$4,491
Deferred compensation	19,237	20,618
Long-term incentive plan	—	1,016
Noncurrent income taxes payable	3,288	3,365
Environmental remediation liability	5,376	5,548
Finance leases	2,002	2,629
Other	3,071	2,170
Total other long-term liabilities	$36,280	$39,837

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

19. COMMITMENTS AND CONTINGENCIES

Asset Retirement Obligations

The Company has unrecorded Asset Retirement Obligation’s (“AROs”) that are conditional upon certain events. These AROs generally include the removal and disposition of non-friable asbestos. The Company has not recorded a liability for these conditional AROs at December 31, 2022, because the Company does not currently believe there is a reasonable basis for estimating a date or range of dates for major renovation or demolition of these facilities. In reaching this conclusion, the Company considered the historical performance of each facility and has taken into account factors such as planned maintenance, asset replacements and upgrades, which, if conducted as in the past, can extend the physical lives of the facilities indefinitely. The Company also considered the possibility of changes in technology and risk of obsolescence in arriving at its conclusion.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2022, 2021 and 2020
19. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Matters

Offset Agreement

The Company has entered into offset agreements as a condition to obtaining orders from a foreign customer for the Company's JPF product. Offset agreements are designed to return economic value to the foreign country by requiring the Company to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. Such agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects and the purchase by third parties of supplies from in-country vendors. The agreements may also be satisfied through the Company's use of cash for activities, such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. At December 31, 2022, the aggregate amount of the Company's offset agreements had an outstanding notional value of approximately $220.9 million, which is equal to sixty percent of the contract value as defined by the agreement between the customer and the Company. The amount ultimately applied against offset agreements is based on negotiations with the customer and may require cash outlays that represent only a fraction of the notional value in the offset agreement.

The Company continues to work with the customer to further define the requirements to satisfy the offset agreements. Offset programs typically extend over several years and may provide for penalties in the event the Company fails to perform according to offset requirements. The satisfaction of the offset requirements will be determined by the customer. In the event the offset requirements of the contract are not met, the Company could be liable for potential penalties up to $18.8 million payable to the customer. Failure to satisfy the offset requirements could also negatively impact the Company's ability to attract future orders from this customer. The Company considers these potential penalties to be a reduction to the transaction price in its determination of the value of the performance obligations within these contracts. At December 31, 2022, $18.2 million in contract liabilities associated with the potential penalties of the offset requirements were included on the Company's Consolidated Balance Sheets.

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

New Hartford

In connection with sale of the Company’s Music segment in 2007, the Company assumed responsibility for meeting certain requirements of the Transfer Act that applied to the Company's sale of the Ovation guitar manufacturing business, located in New Hartford, Connecticut (“Ovation”). Under the Transfer Act, those responsibilities essentially consist of assessing the leased site's environmental conditions and remediating environmental impairments, if any, caused by Ovation's operations prior to the sale. The site is a multi-tenant industrial park, in which Ovation leased space. The environmental investigation, active remediation and groundwater monitoring are complete. In accordance with state regulations, the Company is preparing and Environmental Land Use Restriction (i.e., deed restriction) to support closure (i.e., Verification) of the Company's Transfer Act responsibilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2022, 2021 and 2020
19. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Matters - continued

New Hartford - continued

The Company's estimate of its portion of the cost to assess the environmental conditions and remediate this site is $2.3 million, all of which has been accrued. The total amount paid to date in connection with these environmental remediation activities is $1.7 million. At December 31, 2022, the Company had $0.6 million accrued for these environmental remediation activities. A portion ($0.1 million) of the accrual related to this property is included in other current liabilities and the balance is included in other long-term liabilities. The remaining balance of the accrual reflects the total anticipated cost of completing these environmental remediation and associated Verification activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

Bloomfield

In connection with the Company’s 2008 purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation had leased from NAVAIR, the Company assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and is currently remediating the property under the guidance of the CTDEEP. The assumed environmental liability of $10.3 million was determined by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. The total amount paid to date in connection with these environmental remediation activities is $15.4 million. At December 31, 2022, the Company had $2.1 million accrued for these environmental remediation activities. A portion ($0.3 million) of the accrual related to this property is included in other current liabilities, and the balance is included in other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

20. LEASES

The Company's operating leases consist of rent commitments under various leases for office space, warehouses, land and buildings at varying dates from January 2023 to March 2028. The terms of most of these leases are in the range of 3 to 8 years, with certain leases renewable for varying periods. It is expected that in the normal course of business leases that expire will be renewed or replaced by leases on other similar property. Some of the Company's lease obligations have rent escalations or contingent rent that are recognized on a straight-line basis over the entire lease term. Material leasehold improvements and other landlord incentives are amortized over the shorter of their economic lives or the lease term, including renewal periods, if reasonably assured. Substantially all real estate taxes, insurance and maintenance expenses associated with leased facilities are obligations of the Company. The terms for most machinery and equipment leases range from 3 to 5 years.

The Company's finance leases are included in machinery, office furniture and equipment and construction in process and amortization of these assets is included in depreciation and amortization expense. The terms of these leases range from 3 to 5 years. At December 31, 2022 and 2021, $9.8 million and $6.7 million, respectively, of assets included in property, plant and equipment were accounted for as finance leases. At December 31, 2022 and 2021, the Company had accumulated depreciation of $3.2 million and $2.9 million, respectively, associated with these assets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2022, 2021 and 2020
20. LEASES (CONTINUED)

Right-of-use assets, net consisted of the following:

	Classification	December 31, 2022	December 31, 2021
In thousands
Assets
Operating lease right of use assets	Operating lease right-of-use assets, net	$7,391	$11,011
Finance lease right of use assets	Property, plant and equipment, net of accumulated depreciation	6,626	3,830
Total leased assets		$14,017	$14,841

The lease liability and future rental payments are required under leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2022. Lease liabilities consisted of the following:

	Classification	December 31, 2022	December 31, 2021
In thousands
Liabilities
Current
Operating lease liability, current portion	Operating lease liabilities, current portion	$3,332	$4,502
Finance lease liability, current portion	Other current liabilities	1,756	1,697
Noncurrent
Operating lease liability, noncurrent portion	Operating lease liabilities, noncurrent portion	4,534	7,140
Finance lease liability, noncurrent portion	Other long-term liabilities	2,002	2,629
Total lease liabilities		$11,624	$15,968

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2022, 2021 and 2020
20. LEASES (CONTINUED)

Future rental payments for continuing operations consisted of the following:

December 31, 2022
In thousands
Operating leases
2023	$3,525
2024	2,849
2025	996
2026	546
2027	316
Thereafter	41
Total future operating lease payments	$8,273
Interest	(407)
Present value of future operating lease payments	$7,866

Finance leases
2023	$1,817
2024	1,208
2025	839
2026	—
2027	—
Thereafter	—
Total future finance lease payments	$3,864
Interest	(106)
Present value of future finance lease payments	$3,758

Present value of total future lease payments	$11,624

The following table illustrates the components of lease expense for the Company's leases.

	For the year ended December 31,
	2022	2021	2020
In thousands
Finance lease cost
Amortization of right-of-use assets	$894	$758	880
Interest on lease liabilities	106	139	196
Operating lease cost	5,217	5,245	5465
Short-term lease cost	328	242	443
Variable lease cost	461	79	96
Total lease expense	$7,006	$6,463	$7,080

The following table segregates cash paid for the Company's leases.

	For the year ended December 31,
	2022	2021	2020
In thousands
Operating cash flows from operating leases	$(6,144)	$(6,294)	(5,556)
Operating cash flows from finance leases	(1,830)	(2,028)	(1,533)
Financing cash flows from finance leases	(106)	(139)	(196)
Total cash flows from leasing activities	$(8,080)	$(8,461)	$(7,285)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2022, 2021 and 2020
20. LEASES (CONTINUED)

During the year ended December 31, 2022, $1.8 million in right-of-use assets were obtained in exchange for new operating lease liabilities and $1.2 million right-of-use assets were obtained in exchange for new finance lease liabilities.

Other information related to leases is as follows:

December 31, 2022

Weighted-average remaining lease term (years)
Operating leases	2.8
Finance leases	2.4
Weighted-average discount rate
Operating leases	3.7%
Finance leases	2.7%

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

	For the year ended December 31,
	2022	2021	2020
In thousands, except per share amounts
(Loss) earnings from continuing operations	$(46,226)	$43,676	$(70,434)
Total earnings from discontinued operations	—	—	692
Net (loss) earnings	$(46,226)	$43,676	$(69,742)

Basic:
Weighted average number of shares outstanding	28,011	27,865	27,723
(Loss) earnings per share from continuing operations	$(1.65)	$1.57	$(2.54)
Earnings per share from discontinued operations	0.00	0.00	0.02
Basic (loss) earnings per share	$(1.65)	$1.57	$(2.52)
Diluted(1):
Weighted average number of shares outstanding	28,011	27,865	27,723
Weighted average shares issuable on exercise of dilutive stock options	—	26	—
Total	28,011	27,891	27,723

(Loss) earnings per share from continuing operations	$(1.65)	$1.57	$(2.54)
Earnings per share from discontinued operations	0.00	0.00	0.02
Diluted (loss) earnings per share	$(1.65)	$1.57	$(2.52)
(1)As a result of the adoption of ASU 2020-06, the Company began calculating diluted earnings per share using the if-converted method for its convertible debt instruments in 2022. Prior to the adoption, the Company calculated diluted earnings per share for its convertible debt instruments using the treasury stock method. The Company adopted ASU 2020-06 using the modified retrospective approach; therefore, prior period results have not been retroactively adjusted. Refer to Note 1, Summary of Significant Accounting Policies, for further information on the adoption of ASU 2020-06.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2022, 2021 and 2020
21. COMPUTATION OF EARNINGS PER SHARE (CONTINUED)

Equity awards

Excluded from the diluted earnings per share calculation for the years ended December 31, 2022, 2021 and 2020, respectively, were 714,474, 567,741 and 597,904 shares associated with equity awards granted to employees that are anti-dilutive based on the average stock price.

All outstanding stock awards were excluded in the computation of diluted earnings per share in the years ended December 31, 2022 and December 31, 2020 because their effect was antidilutive due to the loss from continuing operations. For the years ended December 31, 2022 and December 31, 2020, an additional 64,767 and 40,979 shares, respectively, issuable under equity awards, which would have been dilutive if exercised based on the average market price being higher than the exercise price, were excluded from the computation of diluted earnings per share as their effect was antidilutive due to the loss from continuing operations.

2024 Convertible Notes

For the year ended December 31, 2022, 3,056,879 shares issuable under Convertible Notes due 2024 were excluded from the diluted earnings per share calculation because their effect was antidilutive. For the years ended December 31, 2021 and 2020, shares issuable under the Convertible Notes due 2024 were excluded from the diluted earnings per share calculation because the conversion price was more than the average market price of the Company's stock during the periods.

22. SHARE-BASED ARRANGEMENTS

General

The Company accounts for stock options, RSAs, restricted stock units and PSUs as equity awards and measures the cost of all share-based payments, including stock options, at fair value on the grant date and recognizes this cost in the statement of operations. The Company also has an employee stock purchase plan which is accounted for as a liability award.

In 2021, the Company modified its long-term incentive program to increase the emphasis on equity. Beginning in the first quarter of 2021, the long-term incentive awards granted to the Company's named executive officers ("NEOs") consist of a combination of service-based RSAs and PSUs which are intended to be settled in shares, as opposed to cash-based awards that had been utilized in the past. These awards are expected to increase the alignment of interests between the Company's NEOs and shareholders and help build stock ownership for new executives, supporting both executive retention and the Company's long-term financial performance. RSAs will vest over a three-year period on each of the first three anniversaries of the date of grant. The number of PSUs that will vest will be determined based on TSR and ROIC over a three-year performance period, each of which will remain equally weighted in determining payouts. The achievement level for both factors may range from zero to 200%. The PSUs granted in 2022 and 2021 assumed a 100% achievement level. In 2022, the PSUs granted in 2021 were adjusted to a 33% achievement level.

Compensation expense for stock options, RSAs, restricted stock units and PSUs is recognized on a straight-line basis over the vesting period of the awards. Throughout the course of the vesting period, the Company monitors the achievement level for the ROIC metric of the PSUs compared to the ROIC target and adjusts the number of shares expected to be earned, and the related compensation expense recorded thereafter, to reflect the most probable outcome. Share-based compensation expense recorded for the years ended December 31, 2022, 2021 and 2020 was $7.8 million, $6.7 million and $5.0 million, respectively. Of these amounts, $0.2 million, $0.4 million and $0.4 million was recorded to restructuring and severance costs, respectively, and the remaining amounts were recorded to selling, general and administrative expenses on the Company's Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2022, 2021 and 2020
22. SHARE-BASED ARRANGEMENTS (CONTINUED)

Stock Incentive Plan

On April 17, 2013, the shareholders of the Company approved the 2013 Management Incentive Plan (the "2013 Plan"), which replaced the 2003 Stock Incentive Plan. The 2013 Plan was designed as a flexible share authorization plan, such that the Company's share authorization is based on the least costly type of award (stock options). Shares issued pursuant to “Full Value Awards” as defined in the 2013 Plan (awards other than stock options or stock appreciation rights which are settled by the issuance of shares, e.g., restricted stock, restricted stock units, performance shares, performance units if settled with stock, or other stock-based awards) count against the 2013 Plan's share authorization at a rate of 3 to 1, while shares issued upon exercise of stock options or stock appreciation rights count against the share authorization at a rate of 1 to 1. This means that every time an option is granted, the authorized pool of shares is reduced by one (1) share and every time a Full Value Award is granted, the authorized pool of shares is reduced by 3 shares. In deriving the valuation ratio used in the 2013 Plan, the Company used the Black Scholes Fair Value model as the basis for determining the approximate value of an option as compared to a "full value share." The 2013 Plan provided the Company with the ability to use equity-based awards of up to 2,250,000 authorized shares. On April 18, 2018, the shareholders of the Company approved the amendment and restatement of the 2013 Plan, which increased the number of authorized shares by 2,250,000 shares. As of December 31, 2022, there were 899,864 shares available for grant under the plan.

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

Stock options were granted with an exercise price equal to the average market price of our stock at the date of grant. Stock options and Stock Appreciation Rights ("SARs") granted under the plan generally expire ten years from the date of grant and vest 20% each year over a 5-year period on each of the first five anniversaries of the date of grant. Stock options granted in 2022 vest 33.3% each year over a 3-year period on each of the first three anniversaries of the date of grant. RSAs granted prior to 2021 were generally granted with restrictions that lapse at the rate of 20% per year over a 5-year period on each of the first five anniversaries of the date of grant. As discussed above, the RSAs granted beginning in 2021 are generally granted with restrictions that lapse at the rate of 33.3% over a 3-year period on each of the first three anniversaries of the grant. Generally, these awards are subject to forfeiture if a recipient separates from service with the Company.

Stock option activity is as follows:

	Options	Weighted average- exercise price
Options outstanding at December 31, 2021	746,240	$55.14
Granted	39,121	31.60
Exercised	(11,842)	41.90
Forfeited or expired	(62,737)	54.47
Options outstanding at December 31, 2022	710,782	$54.12

The following table presents information regarding options outstanding as of December 31, 2022:

Weighted-average remaining contractual term - options outstanding (years)	4.0
Aggregate intrinsic value - options outstanding (in thousands)	$—
Weighted-average exercise price - options outstanding	$54.12
Options exercisable	555,216
Weighted-average remaining contractual term - options exercisable (years)	3.4
Aggregate intrinsic value - options exercisable (in thousands)	$—
Weighted-average exercise price - options exercisable	$53.91

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2022, 2021 and 2020
22. SHARE-BASED ARRANGEMENTS (CONTINUED)

Stock Incentive Plan - continued

The intrinsic value represents the amount by which the market price of the stock on the measurement date exceeds the exercise price of the option. The intrinsic value of options exercised in 2022 was not material. The intrinsic value of options exercised in 2021 and 2020 was $0.3 million and $2.4 million, respectively. The Company currently has an open stock repurchase plan, which would enable the Company to repurchase shares as needed. Since 2008 the Company has generally issued shares related to option exercises, restricted stock and PSUs from its authorized but unissued common stock.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	2022	2021	2020
Expected option term (years)	6.5	4.9	4.9
Expected volatility	35.5%	35.7%	20.2%
Risk-free interest rate	2.9%	0.5%	1.4%
Expected dividend yield	2.0%	1.6%	1.3%
Per share fair value of options granted	$10.22	$14.89	$10.74

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

Restricted Stock Award and Restricted Stock Unit activity is as follows:

	Restricted Stock Awards	Weighted- average grant date fair value
Restricted Stock outstanding at December 31, 2021	135,351	$53.53
Granted	119,003	40.29
Vested	(80,539)	49.88
Forfeited or expired	(14,294)	50.46
Restricted Stock outstanding at December 31, 2022	159,521	$45.78

The grant date fair value for restricted stock is the average market price of the unrestricted shares on the date of grant. The total fair value of restricted stock awards vested during 2022, 2021 and 2020 was $3.4 million, $2.7 million and $3.1 million, respectively.

Performance stock unit activity was as follows:

	Performance Stock	Weighted- average grant date fair value
Performance Stock outstanding at December 31, 2021	70,163	$70.17
Granted	117,885	54.87
Vested	—	—
Forfeited or expired	(15,904)	60.93
Performance Stock outstanding at December 31, 2022	172,144	$60.44

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2022, 2021 and 2020
22. SHARE-BASED ARRANGEMENTS (CONTINUED)

Stock Incentive Plan - continued

The fair value of the PSUs based on TSR was estimated on the date of grant using a Monte-Carlo simulation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	2022	2021
Expected term (years)	2.9	2.9
Expected volatility	39.4%	41.3%
Risk-free interest rate	1.7%	0.2%
Expected dividend yield	1.9%	1.4%
Per share fair value of performance stock granted	$68.10	$84.49

The Company records a tax benefit and associated deferred tax asset for compensation expense recognized on non-qualified stock options and restricted stock for which the Company is allowed a tax deduction. For 2022, 2021 and 2020, respectively, the Company recorded a tax benefit of $1.1 million, $1.4 million and $1.1 million for these two types of compensation expense.

As of December 31, 2022, future compensation costs related to non-vested stock options, restricted stock grants and performance share units is $9.6 million. The Company anticipates that this cost will be recognized over a weighted-average period of 1.7 years.

Employees Stock Purchase Plan

The Kaman Corporation Employees Stock Purchase Plan (“ESPP”) allows employees to purchase common stock of the Company, through payroll deductions, at 85% of the market value of shares at the time of purchase. The plan provides for the grant of rights to employees to purchase a maximum of 2,000,000 shares of common stock.

During 2022, 64,143 shares were issued to employees at prices ranging from $20.37 to $43.48. During 2021, 51,225 shares were issued to employees at prices ranging from $35.67 to $58.35. During 2020, 47,524 shares were issued to employees at prices ranging from $38.47 to $65.92. At December 31, 2022, there were 388,220 shares available for purchase under the plan.

23. SUBSEQUENT EVENTS

In December 2022, the Company began a review of all businesses and programs to increase efficiencies, improve working capital management and focus on sustainable and consistent revenue and profit generating activities. As a result of this review, the Company announced in January 2023 that it determined that it will discontinue the production of the K-MAX® medium-to-heavy lift helicopters and K-MAX TITAN unmanned aerial system in 2023. The Company will continue to support the existing K-MAX® fleet in operation, including providing operators with repair, spare parts and fleet services, as well as training. The Company recognized a $44.5 million impairment of inventory associated with the K-MAX program and a $9.1 million impairment of contract costs associated with the K-MAX TITAN unmanned aerial system in its consolidated statement of operations for the year ended December 31, 2022. The amount written off was comprised of a lower of cost or net realizable value write down on three unsold aircraft and unusable inventory. Unusable inventory includes long lead parts made specifically for the production of the K-MAX® for which there are no alternative uses and spare parts and blades that were in excess of the amounts needed to support the existing fleet.

The Company has evaluated subsequent events through the issuance date of these financial statements. Other than the matter noted above, no material subsequent events were identified that require disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief
Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022.

In making its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, management utilized the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control—Integrated Framework (2013). Management concluded that based on its assessment the Company’s internal control over financial reporting was effective as of December 31, 2022. The effectiveness of internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

The scope of management's assessment of the effectiveness of internal control over financial reporting excludes the operations of Aircraft Wheel and Brake, which the Company acquired through a business combination during the year ended December 31, 2022. The acquired business represented approximately 3% of the Company's consolidated revenues for the year ended December 31, 2022, and assets associated with the acquired business, excluding goodwill and intangible assets resulting from the acquisition, represented approximately 2% of the Company's consolidated assets as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

Management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated changes in the Company’s internal controls over financial reporting during 2022.

During the fourth quarter ended December 31, 2022, management made no changes to internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

The disclosure set forth below is provided in lieu of a separate Form 8-K filing pursuant to Item 5.02 of Form 8-K. On February 21, 2023, the Compensation Committee of our Board updated our form of Restricted Share Agreement and our form of Performance Stock Unit Award Agreement for awards granted on or after February 21, 2023 under, and subject to the terms and conditions of, our Amended and Restated 2013 Management Incentive Plan. The updates to each of the forms reflected certain technical and administrative changes. The foregoing descriptions of the form of Restricted Share Agreement and the form of Performance Stock Unit Award Agreement are not complete and are qualified in their entirety by reference to the full text of the form of Restricted Share Agreement and the form of Performance Stock Unit Award Agreement, copies of each of which are filed as Exhibits 10.8 and 10.11, respectively, to this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than the list of executive officers of the Company set forth in Item 1, Information about our Executive Officers, all information under this caption may be found in the Company’s proxy statement to be delivered to stockholders in connection with the Annual Meeting of Shareholders, which is scheduled for April 19, 2023, (the “Proxy Statement”) in the following sections: “Proposal 1 - Election of Seven Directors for One-Year Terms,” “Information about Nominees,” “Information about the Board of Directors and Corporate Governance - Director Nominees,” “Information about the Board of Directors and Corporate Governance - Specific Experience, Qualifications, Attributes and Skills of Current Board Members and Director Nominees,” “Information about the Board of Directors and Corporate Governance - Code of Business Conduct and Other Governance Documents Available on the Company's Website,” "Information about the Board of Directors and Corporate Governance - Board Meetings and Committees," “Information about the Board of Directors and Corporate Governance - Board Meetings and Committees - Audit Committee,” and "Proxy Statement Summary - Our Board of Directors." Those portions of the Proxy Statement are incorporated by reference into this Item 10.

ITEM 11. EXECUTIVE COMPENSATION

Information about the compensation of Kaman’s named executive officers appears under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Post-Termination Payments and Benefits", “Pay Ratio Disclosure” and “Pay Versus Performance” in the Proxy Statement. Information about the compensation of Kaman’s directors appears under “Information about the Board of Directors and Corporate Governance - 2022 Director Compensation” in the Proxy Statement. Information required pursuant to Item 407(d) and (e) of Regulation S-K appears under the captions “Information about the Board of Directors and Corporate Governance - Board Meetings and Committees - Compensation Committee Interlocks and Insider Participation” and “Compensation Discussion and Analysis - Compensation Committee Report.” Those portions of the Proxy Statement are incorporated by reference into this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership of certain beneficial owners and management appears under “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this Item 12.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2022, concerning Common Stock issuable under the Company’s equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2003 Stock Incentive Plan	18,004	$36.29	—
2013 Management Incentive Plan	692,778	54.59	899,864
Employees Stock Purchase Plan	—	—	388,220
Equity compensation plans not approved by security holders	—	—	—
Total	710,782	$54.12	1,288,084

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding audit fees and all other fees, in addition to the Audit Committee’s pre-approval policies and procedures appears under “Proposal 5 - Ratification of Appointment of PricewaterhouseCoopers LLP—As Independent Registered Public Accounting Firm for the Company—Principal Accountant Fees and Services” and " Proposal 5 - Ratification of Appointment of PricewaterhouseCoopers LLP—As Independent Registered Public Accounting Firm for the Company—Audit Committee Preapproval Policy" in the Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this Item 14.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)(1)	FINANCIAL STATEMENTS.	Page Number in Form 10-K
	See Item 8 of this Form 10-K setting forth the Report of Independent Registered Public Accounting Firm (PCAOB ID 238) and our Consolidated Financial Statements.	59

(a)(2)	FINANCIAL STATEMENT SCHEDULE.

KAMAN CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(Dollars in Thousands)

		Additions
DESCRIPTION	Balance Beginning of Period	Charged to Costs and Expenses	Others (A)	Deductions (B)	Balance End of Period
2022
Allowance for doubtful accounts	$1,547	$1,301	$67	$849	$2,066
2021
Allowance for doubtful accounts	$2,008	$575	$—	$1,036	$1,547
2020
Allowance for doubtful accounts	$1,246	$1,391	$82	$711	$2,008

(A)Additions to allowance for doubtful accounts attributable to acquisitions.
(B)Recoveries and write-off of bad debts.

		Additions (Reductions)
DESCRIPTION	Balance Beginning of Period	Current Year Provision (Benefit)	Others	Balance End of Period
2022
Valuation allowance on deferred tax assets	$6,022	$1,263	$(2,260)	$5,025
2021
Valuation allowance on deferred tax assets	$10,216	$910	$(5,104)	$6,022
2020
Valuation allowance on deferred tax assets	$8,142	$1,166	$908	$10,216

(a)(3)	EXHIBITS.	Page Number in Form 10-K
	An index to the exhibits filed or incorporated by reference immediately precedes such exhibits.	132

ITEM 16.     FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Bloomfield, State of Connecticut, on this 23rd day of February 2023.

KAMAN CORPORATION (Registrant)

By:	/s/ Ian K. Walsh
Ian K. Walsh
Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title:	Date:

/s/ Ian K. Walsh	Chairman, President,	February 23, 2023
Ian K. Walsh	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ James G. Coogan	Senior Vice President,	February 23, 2023
James G. Coogan	Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Rebecca F. Stath	Vice President and Controller	February 23, 2023
Rebecca F. Stath	(Principal Accounting Officer)

/s/ Ian K. Walsh		February 23, 2023
Ian K. Walsh
Attorney-in-Fact for:

Aisha M. Barry	Director
E. Reeves Callaway III	Director
A. William Higgins	Director
Scott E. Kuechle	Director
Michelle J. Lohmeier	Director
Jennifer M. Pollino	Director
Niharika Taskar Ramdev	Director

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
Previously Filed

Exhibit 2.4
Asset Purchase Agreement, dated May 21, 2022, by and among Parker-Hannifin Corporation, an Ohio corporation, Kaman Newco, LLC, a Delaware limited liability company, and, solely for purposes of Section 10.18 of such Agreement, Kaman Aerospace Group, Inc., a Connecticut corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 23, 2022, File No. 001-35419).[1]
Previously Filed

Exhibit 3.1
Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 4, 2005, File No. 333-66179), as amended by the Certificate of Amendment thereto (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated April, 22 2019).
Previously Filed

Exhibit 3.2
Amended and Restated Bylaws of the Company (as amended through November 14, 2022) (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 15, 2022, File No. 001-35419).
Previously Filed

Exhibit 4.1
Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, File No. 001-35419).
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
Previously Filed

Exhibit 10.1
Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Annex A to the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 1, 2013, File No. 001-35419).*
Previously Filed

Exhibit 10.2
Kaman Corporation Amended and Restated 2013 Management Incentive Plan. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 23, 2018, File No. 001-35419).*
Previously Filed

Exhibit 10.3
Form of Nonqualified Stock Option Agreement under the Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 24, 2014, File No. 001-35419).*
Previously Filed

Exhibit 10.4
Form of Nonqualified Stock Option Agreement under the Amended and Restated Kaman Corporation 2013 Management Incentive Plan, for awards granted on or after June 8, 2022 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the fiscal quarter ended July 1, 2022, File No. 001-35419).*
Previously Filed

Exhibit 10.5
Form of Restricted Share Agreement under the Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 24, 2014, File No. 001-35419).*
Previously Filed

Exhibit 10.6
Form of Restricted Share Agreement under the Amended and Restated Kaman Corporation 2013 Management Incentive Plan, for awards granted on or after February 22, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 26, 2021, File No 001-35419).*
Previously Filed

Exhibit 10.7
Form of Restricted Share Agreement under the Amended and Restated Kaman Corporation 2013 Management Incentive Plan, for awards granted on or after February 22, 2022 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, File No. 001-35419).
Previously Filed

Exhibit 10.8	Form of Restricted Share Agreement under the Amended and Restated Kaman Corporation 2013 Management Incentive Plan, for awards granted on or after February 21, 2023.*	Filed Herewith

Exhibit 10.9
Form of Performance Stock Unit Award Agreement under the Amended and Restated Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 26, 2021, File No 001-35419).*
Previously Filed

Exhibit 10.10
Form of Performance Stock Unit Award Agreement under the Amended and Restated Kaman Corporation 2013 Management Incentive Plan, for awards granted on or after February 22, 2022 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, File No. 001-35419).*
Previously Filed

Exhibit 10.11	Form of Performance Stock Unit Award Agreement under the Amended and Restated Kaman Corporation 2013 Management Incentive Plan, for awards granted on or after February 21, 2023.*	Filed Herewith

Exhibit 10.12
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

Exhibit 10.14
Form of Long-Term Performance Award Agreement (Payable in Shares) granted under the Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated February 24, 2014, File No. 001-35419).*
Previously Filed

Exhibit 10.15
Form of Award Agreement for Non-Employee Directors under the Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, File No. 001-35419).*
Previously Filed

Exhibit 10.16
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
Previously Filed

Exhibit 10.29 (a)	Schedule identifying agreements substantially identical to the form of Change in Control Agreement filed as Exhibit 10.29 hereto.*	Filed Herewith

Exhibit 10.30
Retention and Special Assistance Agreement, effective April 10, 2020, by and between the Company and John J. Tedone (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 16, 2020, File No. 001-35419)*
Previously Filed

Exhibit 10.31
Retirement and Consulting Agreement, dated as of November 16, 2020, by and between Gregory T. Troy and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 18, 2020, File No. 001-35419).*
Previously Filed

Exhibit 10.32
Separation and General Release of Claims Agreement between the Company and Darlene R. Smith, dated as of July 7, 2022 (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the fiscal quarter ended July 1, 2022, File No. 001-35419).*
Previously Filed

Exhibit 10.33
Separation and Release Agreement, dated January 17, 2023, by and between the Company and Russell J. Bartlett (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 18, 2023, File No. 001-35419).*
Previously Filed

Exhibit 10.34
Separation and Release Agreement, dated January 17, 2023, by and between the Company and Shawn G. Lisle (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated January 18, 2023, File No. 001-35419).*
Previously Filed

Exhibit 10.35
Separation and Release Agreement, dated January 17, 2023, by and between the Company and Rafael Z. Cohen (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated January 18, 2023, File No. 001-35419).*
Previously Filed

Exhibit 10.36
Letter Agreement, dated May 8, 2017, between Bank of America, N.A. and Kaman Corporation, regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated May 12, 2017, File No. 001-35419).
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
Previously Filed

Exhibit 10.42
Second Amended and Restated Credit and Guaranty Agreement, dated as of December 13, 2019, by and among Kaman Corporation, RWG Germany GmbH, Kaman Lux Holding, S.à r.l and the other subsidiary borrowers from time to time party thereto, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 18, 2019, File No. 001-35419), as amended by Amendment No. 1 thereto, dated as of December 8, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 9, 2021, File No. 001-35419), Amendment No. 2 thereto, dated as of May 31, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 31, 2022, File No. 001-35419), and Amendment No. 3 thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 14, 2022, File No. 001-35419).
Previously Filed

Exhibit 10.43
Transition Services Agreement, dated as of August 26, 2019, by and among Kaman Corporation, LJ KAI Blocker, Inc., LJ KFP Blocker, Inc. and LJ KIT Blocker, Inc., and Kaman Industrial Technologies Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 26, 2019, File No. 001-35419).
Previously Filed

Exhibit 10.44
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
* Management contract or compensatory plan
1Schedules and exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. Copies of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request.