Form 10-Q
period 2023-03-31
KAMAN Corp
filed 2023-05-02
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2023
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ______

Commission File Number:	001-35419

KAMAN CORPORATION
(Exact name of registrant as specified in its charter)

Connecticut	06-0613548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1332 Blue Hills Avenue,	Bloomfield,	Connecticut	06002
(Address of principal executive offices)			(Zip Code)

(860)	243-7100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($1 par value)	KAMN	New York Stock Exchange LLC

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

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

At April 28, 2023, there were	28,175,986	shares of Common Stock outstanding.

PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts) (Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$53,986	$24,154
Accounts receivable, net	101,292	87,659
Contract assets	116,168	113,182
Inventories	186,495	176,468
Income tax refunds receivable	1,321	13,981
Other current assets	22,975	16,114
Total current assets	482,237	431,558
Property, plant and equipment, net of accumulated depreciation of $274,458 and $268,089, respectively	203,266	201,606
Operating right-of-use assets, net	6,618	7,391
Goodwill	382,504	379,854
Other intangible assets, net	365,427	372,331
Deferred income taxes	47,818	47,385
Other assets	50,788	51,207
Total assets	$1,538,658	$1,491,332
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable – trade	$47,194	$48,277
Accrued salaries and wages	26,258	31,395
Contract liabilities, current portion	6,044	4,081
Operating lease liabilities, current portion	3,121	3,332
Income taxes payable	170	393
Other current liabilities	44,210	39,097
Total current liabilities	126,997	126,575
Long-term debt, excluding current portion, net of debt issuance costs	609,325	561,061
Deferred income taxes	6,365	6,079
Underfunded pension	51,459	52,309
Contract liabilities, noncurrent portion	20,329	20,515
Operating lease liabilities, noncurrent portion	3,905	4,534
Other long-term liabilities	36,322	36,280
Commitments and contingencies (Note 12)
Shareholders' equity:
Preferred stock, $1 par value, 200,000 shares authorized; none outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; voting; 30,766,419 and 30,640,068 shares issued, respectively	30,766	30,640
Additional paid-in capital	247,812	245,436
Retained earnings	682,812	688,457
Accumulated other comprehensive income (loss)	(154,793)	(158,421)
Less 2,632,334 and 2,607,841 shares of common stock, respectively, held in treasury, at cost	(122,641)	(122,133)
Total shareholders’ equity	683,956	683,979
Total liabilities and shareholders’ equity	$1,538,658	$1,491,332
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts) (Unaudited)

	For the Three Months Ended
	March 31, 2023	April 1, 2022
Net sales	$194,542	$158,048
Cost of sales	126,998	107,461
Gross profit	67,544	50,587
Selling, general and administrative expenses	43,698	39,721
Research and development costs	5,907	5,113
Intangible asset amortization expense	7,152	2,467
Restructuring and severance costs	2,190	169
Net (gain) loss on sale of assets	(31)	60
Operating income	8,628	3,057
Interest expense, net	9,604	2,481
Non-service pension and post-retirement benefit income	(381)	(5,263)
Other (income) expense, net	(571)	504
(Loss) earnings before income taxes	(24)	5,335
Income tax (benefit) expense	(5)	1,307
Net (loss) earnings	$(19)	$4,028

Earnings (loss) per share:
Basic (loss) earnings per share	$(0.00)	$0.14
Diluted (loss) earnings per share	$(0.00)	$0.14
Average shares outstanding:
Basic	28,117	27,950
Diluted	28,117	28,082

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Three Months Ended
	March 31, 2023	April 1, 2022
Net (loss) earnings	$(19)	$4,028
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,538	(5,218)
Change in pension and post-retirement benefit plan liabilities, net of tax expense of $434 and $228, respectively	1,441	762
Loss on derivative instruments, net of tax benefit of $106 and $0, respectively	(351)	—
Other comprehensive income (loss)	3,628	(4,456)
Comprehensive income (loss)	$3,609	$(428)

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS KAMAN CORPORATION AND SUBSIDIARIES (In thousands) (Unaudited)

	For the Three Months Ended
	March 31, 2023	April 1, 2022
Cash flows from operating activities:
Net (loss) earnings	$(19)	$4,028
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	13,154	8,832
Amortization of debt issuance costs	883	442
Provision for doubtful accounts	805	135
Net (gain) loss on sale of assets	(31)	60
Net (gain) loss on derivative instruments	(283)	449
Stock compensation expense	2,003	2,081
Deferred income taxes	(669)	(1,247)
Changes in assets and liabilities, excluding effects of acquisitions/divestitures:
Accounts receivable	(14,177)	4,307
Contract assets	(2,973)	12,973
Inventories	(9,596)	(17,285)
Income tax refunds receivable	12,663	(410)
Operating right of use assets	785	915
Other assets	(6,431)	(2,105)
Accounts payable - trade	(1,151)	(612)
Contract liabilities	1,776	(137)
Operating lease liabilities	(852)	(899)
Other current liabilities	(2,483)	(10,581)
Income taxes payable	(222)	53
Pension liabilities	936	(1,876)
Other long-term liabilities	429	(140)
Net cash used in operating activities	(5,453)	(1,017)
Cash flows from investing activities:
Expenditures for property, plant & equipment	(5,948)	(6,877)
Acquisition of businesses	(1,487)	—
Other, net	(1,363)	424
Net cash used in investing activities	(8,798)	(6,453)
Cash flows from financing activities:
Borrowings under revolving credit agreement	94,000	—
Repayments under revolving credit agreement	(46,000)	—
Purchase of treasury shares	(503)	(575)
Dividends paid	(5,606)	(5,572)
Other, net	2,079	2,112
Net cash provided by (used in) financing activities	43,970	(4,035)
Net increase (decrease) in cash and cash equivalents	29,719	(11,505)
Effect of exchange rate changes on cash and cash equivalents	113	(198)
Cash and cash equivalents at beginning of period	24,154	140,800
Cash and cash equivalents at end of period	$53,986	$129,097
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three-month fiscal periods ended March 31, 2023 and April 1, 2022
(Unaudited)

1. BASIS OF PRESENTATION

In the opinion of management, the condensed consolidated financial information reflects all adjustments necessary for a fair statement of the Company's financial position, results of operations and cash flows for the interim periods presented, but do not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). All such adjustments are of a normal recurring nature, unless otherwise disclosed in this report. Certain amounts in prior year financial statements and notes thereto have been reclassified to conform to current year presentation. The statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The Company has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The first quarters for 2023 and 2022 ended on March 31, 2023, and April 1, 2022, respectively.

2. BUSINESS COMBINATIONS AND INVESTMENTS

Aircraft Wheel & Brake

On September 16, 2022, the Company acquired all of the assets and related liabilities of Parker-Hannifin Corporation's ("Parker") Aircraft Wheel and Brake division, of Avon, Ohio, at a purchase price of $442.8 million. Aircraft Wheel and Brake is a leader in the design, development, qualification, manufacturing and assembly, product support and repair of wheels, brakes and related hydraulic components for fixed-wing aircraft and rotorcraft. With this acquisition, the Company has expanded its portfolio of engineered products, broadening the number of offerings available to serve customers across a range of critical applications and has increased the Company's exposure within the aerospace and defense end markets.

This acquisition was accounted for under the acquisition method. The assets acquired and liabilities assumed were recorded based on their fair values at the date of acquisition as follows (in thousands):

Accounts receivable	$7,635
Contract assets	171
Inventories	11,246
Property, plant and equipment	7,686
Goodwill	171,277
Other intangible assets(1)	250,500
Contract costs, noncurrent	41
Liabilities	(5,729)
Net assets acquired	442,827
Less cash received	—
Net consideration	$442,827
(1)Refer to Note 3, Business Combinations and Investments, in the Annual Report on Form 10-K for the year ended December 31, 2022 for information on the Company's determination of the fair value of identifiable assets.

During the first quarter of 2023, the Company paid Parker an additional $1.5 million for the working capital adjustment, which resulted in an increase to goodwill. All purchase price allocations were finalized within the one-year measurement period and no further adjustments are expected.

The goodwill associated with this acquisition is tax deductible and is the result of expected synergies from combining the operations of the acquired business with the Company's operations and intangible assets that do not qualify for separate recognition, such as an assembled workforce. The goodwill associated with this acquisition was recognized in the Engineered Products segment.

Aircraft Wheel and Brake's results of operations have been included in the Company's financial statements for the period subsequent to the completion of the acquisition on September 16, 2022. Aircraft Wheel and Brake contributed $18.5 million of revenue and $0.8 million of operating income for the three-month fiscal period ended March 31, 2023.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 31, 2023 and April 1, 2022
(Unaudited)
3. REVENUE AND SEGMENT INFORMATION

The Company is organized based upon the nature of its products and services, and is composed of three operating segments, each overseen by a segment manager. These segments are reflective of how the Company’s Chief Executive Officer, who is its Chief Operating Decision Maker ("CODM"), reviews operating results for the purposes of allocating resources and assessing performance. The Company has not aggregated operating segments for purposes of identifying reportable segments.

The Engineered Products segment serves the aerospace and defense, industrial and medical markets providing sophisticated proprietary aircraft bearings and components; super precision, miniature ball bearings; proprietary spring energized seals, springs and contacts; and wheels, brakes and related hydraulic components for helicopters and fixed-wing and unmanned aerial vehicle ("UAV") aircraft.

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

Summarized financial information by business segment is as follows:

	For the Three Months Ended
	March 31, 2023	April 1, 2022
In thousands
Net sales:
Engineered Products	$123,326	$81,452
Precision Products	37,971	47,549
Structures	33,245	29,047
Net sales	$194,542	$158,048
Operating income (loss):
Engineered Products	$19,356	$11,042
Precision Products	1,674	3,409
Structures	(237)	(617)
Corporate expense	(10,006)	(10,548)
Other unallocated expenses, net(1)	(2,159)	(229)
Operating income	$8,628	$3,057
Interest expense, net	9,604	2,481
Non-service pension and post retirement benefit income, net	(381)	(5,263)
Other (income) expense, net	(571)	504
(Loss) earnings before income taxes	$(24)	$5,335
(1) Other unallocated expenses, net include restructuring and severance costs and net (gain) loss on sale of assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 31, 2023 and April 1, 2022
(Unaudited)
3. REVENUE AND SEGMENT INFORMATION (CONTINUED)

Disaggregation of Revenue

The following tables disaggregate segment revenue by major product line:

	For the Three Months Ended
	March 31, 2023
	Engineered Products	Precision Products	Structures	Total
In thousands
Defense	$20,023	$5,586	$18,805	$44,414
Safe and Arm Devices	—	26,242	—	26,242
Commercial, Business & General Aviation	59,685	5,013	12,504	77,202
Medical	24,935	—	1,936	26,871
Industrial & Other	18,683	1,130	—	19,813
Total revenue	$123,326	$37,971	$33,245	$194,542

	For the Three Months Ended
	April 1, 2022
	Engineered Products	Precision Products	Structures	Total
In thousands
Defense	$9,653	$5,322	$16,255	$31,230
Safe and Arm Devices	—	37,322	—	37,322
Commercial, Business & General Aviation	32,378	3,767	10,813	46,958
Medical	21,149	—	1,979	23,128
Industrial & Other	18,272	1,138	—	19,410
Total revenue	$81,452	$47,549	$29,047	$158,048

The following table disaggregates total revenue by product types.

	For the Three Months Ended
	March 31, 2023
	Engineered Products	Precision Products	Structures	Total
Original Equipment Manufacturer	45%	2%	17%	64%
Aftermarket	18%	5%	—%	23%
Safe and Arm Devices	—%	13%	—%	13%
Total revenue	63%	20%	17%	100%

	For the Three Months Ended
	April 1, 2022
	Engineered Products	Precision Products	Structures	Total
Original Equipment Manufacturer	41%	2%	18%	61%
Aftermarket	11%	4%	—%	15%
Safe and Arm Devices	—%	24%	—%	24%
Total revenue	52%	30%	18%	100%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 31, 2023 and April 1, 2022
(Unaudited)
3. REVENUE AND SEGMENT INFORMATION (CONTINUED)

Disaggregation of Research and Development Costs

The following table presents research and development costs by segment:

	For the Three Months Ended
	March 31, 2023	April 1, 2022
In thousands
Engineered Products	$2,439	$2,243
Precision Products	3,458	2,803
Structures	10	67
Total research and development costs	$5,907	$5,113

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

Net changes in revenue associated with cost growth on the Company's over time contracts were as follows:

	For the Three Months Ended
	March 31, 2023	April 1, 2022
In thousands
Net (decrease) increase in revenue due to change in profit estimates	$(1,269)	$905

In the three-month fiscal period ended March 31, 2023, the net decrease in revenue was primarily related to cost growth on certain structures and precision products contracts, partially offset by favorable cost performance on the joint programmable fuze ("JPF") contract with the U.S. Government ("USG") and the JASSM contract. In the three-month fiscal period ended April 1, 2022, the net increase in revenue was primarily related to favorable cost performance on the JPF contract with the USG, partially offset by cost growth on certain structures programs and legacy fuzing contracts.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 31, 2023 and April 1, 2022
(Unaudited)
3. REVENUE AND SEGMENT INFORMATION (CONTINUED)

Unfulfilled Performance Obligations

Unfulfilled performance obligations ("backlog") represents the transaction price of firm orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts. Backlog at March 31, 2023 and December 31, 2022, and the portion of backlog the Company expects to recognize revenue on over the next twelve months is as follows:

	March 31, 2023(1)	December 31, 2022
	(in thousands)
Engineered Products	$369,713	$322,452
Precision Products	111,750	134,903
Structures	251,531	263,581
Total Backlog	$732,994	$720,936
(1) The Company expects to recognize revenue on approximately 73% of backlog as of March 31, 2023 over the next twelve months.

4. RESTRUCTURING AND SEVERANCE COSTS

Restructuring and severance costs are included in restructuring and severance costs on the Company's Condensed Consolidated Statements of Operations and other unallocated expenses, net within in Note 3, Revenue and Segment Information.

Transformation Restructuring

In December 2022, the Company began a review of all businesses and programs to increase efficiencies, improve working capital management and focus on sustainable and consistent revenue and profit generating activities. As a result of this review, the Company identified areas to reduce annualized costs in the Precision Products segment and at Corporate through streamlining processes, consolidating the production of fuzes for the JPF program at its Middletown facility, discontinuing K-MAX® helicopter production and right-sizing the Company's total cost structure. In the three-month fiscal period ended March 31, 2023, the Company incurred $2.2 million in severance costs associated with these actions. Of this amount, $0.3 million was related to share-based compensation expense.

The following table summarizes the accrual balances by cost type for the restructuring actions:

	Severance	Other(1)	Total
In thousands
Restructuring accrual balance at December 31, 2022(2)	$6,629	$—	$6,629
Provision	1,730	136	1,866
Cash payments	(3,616)	(136)	(3,752)
Changes in foreign currency exchange rates	25	—	25
Restructuring accrual balance at March 31, 2023(2)	$4,768	$—	$4,768
(1) Includes costs associated with the consolidation of facilities.
(2) Of the above accrual balance, $1.0 million was included in other long-term liabilities on the Company's Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022. The remainder is included in other current liabilities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 31, 2023 and April 1, 2022
(Unaudited)
5. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	March 31, 2023	December 31, 2022
In thousands
Trade receivables	$41,989	$31,126
U.S. Government contracts:
Billed	15,576	14,150
Cost and accrued profit - not billed	1,588	661
Commercial and other government contracts
Billed	42,615	41,520
Cost and accrued profit - not billed	2,268	2,268
Less allowance for doubtful accounts	(2,744)	(2,066)
Accounts receivable, net	$101,292	$87,659

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

The following table summarizes the activity in the allowance for doubtful accounts in the three-month fiscal period ended March 31, 2023:

In thousands
Balance at December 31, 2022	$(2,066)
Provision	(805)
Amounts written off	57
Recoveries	71
Changes in foreign currency exchange rates	(1)
Balance at March 31, 2023	$(2,744)

There were no amounts included in accounts receivable, net for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs at March 31, 2023 and December 31, 2022.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 31, 2023 and April 1, 2022
(Unaudited)
6. CONTRACT ASSETS, CONTRACT COSTS AND CONTRACT LIABILITIES

Activity related to contract assets, contract costs and contract liabilities was as follows:

	March 31, 2023	December 31, 2022	$ Change	% Change
In thousands
Contract assets	$116,168	$113,182	$2,986	2.6%

Contract costs, current portion(1)	$531	$695	$(164)	(23.6)%
Contract costs, noncurrent portion(2)	$693	$673	$20	3.0%

Contract liabilities, current portion	$6,044	$4,081	$1,963	48.1%
Contract liabilities, noncurrent portion	$20,329	$20,515	$(186)	(0.9)%
(1) Contract costs, current portion are included within other current assets on the Company's Condensed Consolidated Balance Sheets.
(2) Contract costs, noncurrent portion are included within other assets on the Company's Condensed Consolidated Balance Sheets.

Contract Assets

The increase in contract assets was primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations for work performed and not yet billed on certain programs with Boeing and the AH-1 blade program compared to lower amounts billed in the current period on the JPF program. There were no significant impairment losses related to the Company's contract assets during the three-month fiscal periods ended March 31, 2023 and April 1, 2022.

There were no amounts included in contract assets for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs at March 31, 2023 and December 31, 2022.

Contract Costs

At March 31, 2023 and December 31, 2022, costs to fulfill a contract were $1.2 million and $1.4 million, respectively. These amounts were included in other current assets and other assets on the Company's Condensed Consolidated Balance Sheets at March 31, 2023 and December 31, 2022. There were no costs to obtain a contract at March 31, 2023 and December 31, 2022.

Contract costs, current portion at March 31, 2023 decreased compared to the balance at December 31, 2022. This was primarily attributable to the amortization of contract costs. Amortization of contract costs was $0.1 million for the three-month fiscal periods ended March 31, 2023 and April 1, 2022.

Contract costs, noncurrent portion at March 31, 2023 remained relatively flat when compared to the balance at December 31, 2022.

Contract Liabilities

Contract liabilities, current portion at March 31, 2023 increased compared to the balance at December 31, 2022. This was primarily due to advances received for the SH-2G program with New Zealand and the reclassification of liabilities on the FireburstTM enhanced fuzing capability program from contract liabilities, noncurrent portion, partially offset by revenue recognized on the JASSM® program. Revenue recognized related to contract liabilities, current portion was $0.5 million in the three-month fiscal periods ended March 31, 2023 and April 1, 2022.

Contract liabilities, noncurrent portion at March 31, 2023 decreased compared to the balance at December 31, 2022 due to the reclassification of liabilities on the FireBurstTM enhanced fuzing capability program to contract liabilities, current portion, partially offset by advances received for the JPF program. For the three-month fiscal periods ended March 31, 2023 and April 1, 2022, the Company did not recognize revenue against contract liabilities, noncurrent portion. Refer to Note 12, Commitments and Contingencies, for further information on the Company's offset agreements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 31, 2023 and April 1, 2022
(Unaudited)
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

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value:

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
In thousands
Debt (1)	$610,500	$592,533	$562,500	$547,393
(1) These amounts are classified within Level 2.

The above fair values were computed based on quoted market prices and discounted future cash flows (observable inputs), as applicable. Differences from carrying values are attributable to interest rate changes subsequent to when the transactions occurred.

The fair values of cash and cash equivalents, accounts receivable, net and accounts payable - trade approximate their carrying amounts due to the short-term maturities of these instruments. The Company's cash and cash equivalents at March 31, 2023 and December 31, 2022 included $35.1 million and $0.1 million, respectively, of Level 1 money market funds.

Recurring Fair Value Measurements

The Company holds derivative instruments for foreign exchange contracts and interest rate swaps that are measured at fair value using observable market inputs such as forward rates and its counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy. At March 31, 2023, the interest rate swaps were included in other current liabilities and other long-term liabilities on the Company's Condensed Consolidated Balance Sheets. At March 31, 2023 and December 31, 2022, the foreign exchange contracts were included in other current assets and other current liabilities on the Company's Condensed Consolidated Balance Sheets. Based on the Company's continued ability to trade and enter into forward contracts and interest rate swaps, the Company considers the markets for its fair value instruments to be active.

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of March 31, 2023, such credit risks had not had an adverse impact on the fair value of these instruments.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 31, 2023 and April 1, 2022
(Unaudited)
8. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

Cash Flow Hedges

Interest Rate Swaps

The Company's Credit Agreement (as defined in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below) contains floating rate obligations and is subject to interest rate fluctuations. In late 2022, the Company entered into interest rate swap agreements with a notional value of $200.0 million, effective January 1, 2023, for the purposes of hedging the eight quarterly variable-rate Credit Agreement interest payments due in 2023 and 2024. These interest rate swap agreements were designated as cash flow hedges and intended to manage interest rate risk associated with the Company's variable-rate borrowings and minimize the impact on earnings and cash flows of interest rate fluctuations attributable to changes in the Secured Overnight Financing Rate. These interest rate swaps were not material to the Company's Condensed Consolidated Financial Statements for the three-month fiscal period ended March 31, 2023. Over the next twelve months, the income related to cash flow hedges expected to be reclassified from other comprehensive income is $0.3 million.

Forward Exchange Contracts

The Company holds forward exchange contracts designed to hedge forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on the Company’s earnings and cash flows. These contracts were not material to the Company's Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022. The activity related to these contracts was not material to the Company's Condensed Consolidated Financial Statements for the three-month fiscal periods ended March 31, 2023 and April 1, 2022.

9. INVENTORIES

Inventories consisted of the following:

	March 31, 2023	December 31, 2022
In thousands
Raw materials	$27,595	$25,798
Contracts and other work in process (including certain general stock materials)	124,953	110,609
Finished goods	33,947	40,061
Inventories	$186,495	$176,468

There were no amounts included in inventories associated with matters such as contract changes, negotiated settlements and claims for unanticipated contract costs at March 31, 2023 and December 31, 2022.

At March 31, 2023 and December 31, 2022, $25.6 million and $24.7 million, respectively, of K-MAX® inventory was included in contracts and other work in process inventory and finished goods on the Company's Condensed Consolidated Balance Sheets. Management believes that approximately $23.4 million of the K-MAX® inventory will be sold after March 31, 2024, based upon the requirements to support the fleet for the foreseeable future. In December 2022, the Company began a review of all businesses and programs to increase efficiencies, improving working capital management and focus on sustainable and consistent revenue and profit generating activities. As a result, the Company determined it would discontinue K-MAX® aircraft production and wrote off $44.5 million of inventory associated with the program as of December 31, 2022. There were no additional inventory write-offs for the period ended March 31, 2023; however, production material for the K-MAX® includes long lead parts, which the Company evaluates for alternative use as received. Any write-offs related to these parts are not expected to have a material adverse effect on the Company's results of operations or financial position.

At March 31, 2023 and December 31, 2022, $6.4 million and $6.2 million, respectively, of SH-2G(I) inventory was included in contracts and other work in process inventory on the Company's Condensed Consolidated Balance Sheets. Management believes that approximately $5.3 million of the SH-2G(I) inventory will be sold after March 31, 2024. This balance represents spares requirements and inventory to be used on SH-2G programs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 31, 2023 and April 1, 2022
(Unaudited)
10. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company:

	Engineered Products	Precision Products	Structures	Total
In thousands
Gross balance at December 31, 2022	$363,785	$41,375	$66,559	$471,719
Accumulated impairment	—	(25,306)	(66,559)	(91,865)
Net balance at December 31, 2022	363,785	16,069	—	379,854
Additions	1,487	—	—	1,487
Impairments	—	—	—	—
Foreign currency translation	1,163	—	—	1,163
Ending balance at March 31, 2023	$366,435	$16,069	$—	$382,504

Accumulated impairment at end of period	$—	$(25,306)	$(66,559)	$(91,865)

Other Intangible Assets

Other intangible assets consisted of:

		At March 31,		At December 31,
		2023		2022
	Amortization Period	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
In thousands
Customer lists / relationships	6-38 years	$363,846	$(45,025)	$363,549	$(41,695)
Developed technologies	7-20 years	45,139	(18,615)	45,028	(17,508)
Trademarks / trade names	15-40 years	16,747	(3,339)	16,681	(3,153)
Non-compete agreements and other	1-15 years	17,356	(10,745)	17,336	(7,974)
Patents	17 years	551	(488)	551	(484)
Total intangible assets		$443,639	$(78,212)	$443,145	$(70,814)

11. PENSION PLANS

Components of net pension cost for the Qualified Pension Plan and Supplemental Employees’ Retirement Plan ("SERP") were as follows:

	For the Three Months Ended
	Qualified Pension Plan		SERP
	March 31, 2023	April 1, 2022	March 31, 2023	April 1, 2022
In thousands
Service cost	$1,450	$800	$—	$—
Interest cost on projected benefit obligation	7,250	4,250	44	22
Expected return on plan assets	(9,550)	(10,525)	—	—
Amortization of net loss	1,875	975	—	15
Net pension cost (income)	$1,025	$(4,500)	$44	$37

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 31, 2023 and April 1, 2022
(Unaudited)
11. PENSION PLANS (CONTINUED)

No contributions are expected to be made to the qualified pension plan during 2023. The Company contributed $0.1 million to the SERP through the end of the first quarter of 2023 and plans to contribute an additional $0.4 million to the SERP in 2023. No contributions were made to the qualified pension plan during 2022. For the 2022 plan year, the Company contributed $0.5 million to the SERP.

12. COMMITMENTS AND CONTINGENCIES

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

The Company's estimate of its portion of the cost to assess the environmental conditions and remediate this site is $2.3 million, all of which has been accrued. The remediation has been nearly completed and the Company continues to monitor the results of the remediation. The total amount paid to date in connection with these environmental remediation activities is $1.8 million. At March 31, 2023, the Company had $0.5 million accrued for these environmental remediation activities. A portion ($0.1 million) of the accrual related to this property is included in other current liabilities and the balance is included in other long-term liabilities. The remaining balance of the accrual reflects the total anticipated cost of completing these environmental remediation activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

Bloomfield Property

In connection with the Company’s 2008 purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation had leased from NAVAIR, the Company assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and is currently remediating the property under the guidance of the Connecticut Department of Environmental Protection. The assumed environmental liability of $10.3 million was determined by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. The total amount paid to date in connection with these environmental remediation activities is $15.4 million. At March 31, 2023, the Company had $2.1 million accrued for these environmental remediation activities. A portion ($0.2 million) of the accrual related to this property is included in other current liabilities, and the balance is included in other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

Offset Agreement

The Company has entered into offset agreements as a condition to obtaining orders from a Middle Eastern customer for the Company's JPF product. Offset agreements are designed to return economic value to the foreign country by requiring the Company to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. Such agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects and the purchase by third parties of supplies from in-country vendors. The agreements may also be satisfied through the Company's use of cash for activities, such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. At March 31, 2023, the aggregate amount of the Company's offset agreements had an outstanding notional value of approximately $220.9 million, which is equal to sixty percent of the contract value as defined by the agreement between the customer and the Company. The amount ultimately applied against offset agreements is based on negotiations with the customer and may require cash outlays that represent only a fraction of the notional value in the offset agreement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 31, 2023 and April 1, 2022
(Unaudited)
12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Offset Agreement - continued

The Company continues to work with the customer to further define the requirements to satisfy the offset agreements. In February 2023, the Company announced that it received a Business Plan Approval Letter to establish a manufacturing and final assembly facility in collaboration with an in-country vendor, which will enhance the technological capabilities available in this country. Offset programs typically extend over several years and may provide for penalties in the event the Company fails to perform according to offset requirements. The satisfaction of the offset requirements will be determined by the customer. In the event the offset requirements of the contract are not met, the Company could be liable for potential penalties up to $18.8 million payable to the customer. Failure to satisfy the offset requirements could also negatively impact the Company's ability to attract future orders from this customer. The Company considers these potential penalties to be a reduction to the transaction price in its determination of the value of the performance obligations within these contracts. At March 31, 2023, $18.8 million in contract liabilities associated with the potential penalties of the offset requirements were included on the Company's Condensed Consolidated Balance Sheets.

Guarantees

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

On September 16, 2022, the Company acquired all of the assets and related liabilities of Parker's Aircraft Wheel and Brake division. In association with the acquisition, the Company entered into a novation agreement in which Parker's contractual obligations with respect to Aircraft Wheel and Brake at the time of the acquisition were transferred to the Company. There can be no assurance that this agreement will not have a material adverse effect on the Company's results of operations, financial position and cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 31, 2023 and April 1, 2022
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

	For the Three Months Ended
	March 31, 2023	April 1, 2022
In thousands, except per share amounts
Net (loss) earnings	$(19)	$4,028

Basic:
Weighted average number of shares outstanding	28,117	27,950
Basic (loss) earnings per share	$(0.00)	$0.14

Diluted:
Weighted average number of shares outstanding	28,117	27,950
Weighted average shares issuable on exercise of dilutive stock options	—	132
Total	28,117	28,082

Diluted (loss) earnings per share	$(0.00)	$0.14

Equity awards

For the three-month fiscal periods ended March 31, 2023 and April 1, 2022, respectively, 698,648 and 645,403 shares issuable under equity awards granted to employees were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the periods.

All outstanding stock awards were excluded in the computation of diluted earnings per share in the three-month fiscal period ended March 31, 2023 because their effect was antidilutive due to the net loss. For the three-month fiscal periods ended March 31, 2023, an additional 149,699 shares issuable under equity awards, which would have been dilutive if exercised based on the average market price being higher than the exercise price, were excluded from the computation of diluted earnings per share as their effect was antidilutive due to the net loss.

2024 Convertible Notes

For both three-month fiscal periods ended March 31, 2023 and April 1, 2022, 3,056,879 shares issuable under Convertible Notes due 2024 were excluded from the diluted earnings per share calculation because their effect was antidilutive.

14. SHARE-BASED ARRANGEMENTS

The Company accounts for stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs") and performance stock units ("PSUs") as equity awards and measures the cost of all share-based payments, including stock options, at fair value on the grant date and recognizes this cost in the statement of operations. The Company also has an employee stock purchase plan, which is accounted for as a liability award. Compensation expense for stock options, RSAs, RSUs and PSUs is recognized on a straight-line basis over the vesting period of the awards. Throughout the course of the vesting period, the Company monitors the achievement level for the return on invested capital ("ROIC") metric of the PSUs compared to the ROIC target and adjusts the number of shares expected to be earned, and the related compensation expense recorded thereafter, to reflect the most probable outcome. The PSUs granted in 2023 and 2022 assumed a 100% achievement level. Share-based compensation expense recorded for the three-month fiscal periods ended March 31, 2023 and April 1, 2022 was $2.0 million and $2.1 million, respectively. For the three-month fiscal period ended March 31, 2023, $0.3 million was recorded to restructuring and severance costs and the remaining amount was recorded to selling, general and administrative expenses on the Company's Condensed Consolidated Statements of Operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 31, 2023 and April 1, 2022
(Unaudited)
14. SHARE-BASED ARRANGEMENTS (CONTINUED)

Stock option activity was as follows:

	For the Three Months Ended
	March 31, 2023
	Options	Weighted - average exercise price
Options outstanding at beginning of period	710,782	$54.12
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(24,061)	$43.07
Options outstanding at March 31, 2023	686,721	$54.51

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. No options were granted in the three-month fiscal periods ended March 31, 2023 and April 1, 2022.

Restricted stock award and restricted stock unit activity were as follows:

	For the Three Months Ended
	March 31, 2023
	Restricted Stock	Weighted- average grant date fair value
Restricted Stock outstanding at beginning of period	159,521	$45.78
Granted	102,600	$25.24
Vested	(62,488)	$47.14
Forfeited or expired	(4,366)	$47.51
Restricted Stock outstanding at March 31, 2023	195,267	$34.51

Performance stock unit activity was as follows:

	For the Three Months Ended
	March 31, 2023
	Performance Stock	Weighted- average grant date fair value
Performance Stock outstanding at beginning of period	172,144	$60.44
Granted	178,385	$32.03
Vested	—	$—
Forfeited or expired	(30,345)	$56.88
Performance Stock outstanding at March 31, 2023	320,184	$44.95

The fair value of the PSUs based on total shareholder return ("TSR") was estimated on the date of grant using a Monte-Carlo simulation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	For the Three Months Ended
	March 31, 2023	April 1, 2022
Expected term (years)	2.9	2.9
Expected volatility	41.2%	39.4%
Risk-free interest rate	4.4%	1.7%
Expected dividend yield	3.3%	1.9%
Per share fair value of performance stock granted	$38.83	$68.10

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 31, 2023 and April 1, 2022
(Unaudited)
15. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in shareholders’ equity for the three-month fiscal periods ended March 31, 2023, and April 1, 2022, were as follows:

	For the Three Months Ended
	March 31, 2023	April 1, 2022
In thousands
Beginning balance	$683,979	$796,329
Comprehensive income (loss)	3,609	(428)
Dividends declared (per share of common stock, $0.20 and $0.20, respectively)	(5,627)	(5,590)
Employee stock plans and related tax benefit	495	785
Purchase of treasury shares	(503)	(575)
Share-based compensation expense	2,003	2,081
Impact of change in accounting standard(1)	—	(5,854)
Ending balance	$683,956	$786,748
(1) At January 1, 2022, the Company adopted Accounting Standard Update 2020-06, "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity" ("ASU 2020-06"). Refer to Note 1, Summary of Significant Accounting Policies, of the Company's Annual Report on Form 10-K for the year ended December 31, 2022 for further information on the adoption of ASU 2020-06.

The components of accumulated other comprehensive income (loss) are shown below:

	For the Three Months Ended
	March 31, 2023	April 1, 2022
In thousands
Foreign currency translation:
Beginning balance	$(2,071)	$8,765
Net gain (loss) on foreign currency translation	2,538	(5,218)
Other comprehensive income (loss), net of tax	2,538	(5,218)
Ending balance	$467	$3,547

Pension and other post-retirement benefits(1):
Beginning balance	$(156,350)	$(120,157)
Amortization of net loss, net of tax expense of $434 and $228, respectively	1,441	762
Other comprehensive income, net of tax	1,441	762
Ending balance	$(154,909)	$(119,395)

Derivative instruments(2):
Beginning balance	$—	$7
Loss on derivative instruments, net of tax benefit of $78 and $0, respectively	(260)	—
Reclassification to net income, net of tax benefit of $28 and $0, respectively	$(91)	$—
Other comprehensive (loss) income, net of tax	(351)	—
Ending balance	$(351)	$7

Total accumulated other comprehensive loss	$(154,793)	$(115,841)
(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
(See Note 11, Pension Plans, for additional information.)
(2) See Note 8, Derivative Financial Instruments, for additional information regarding derivative instruments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month fiscal periods ended March 31, 2023 and April 1, 2022
(Unaudited)
16. INCOME TAXES

	For the Three Months Ended
	March 31, 2023	April 1, 2022

Effective Income Tax Rate	20.8%	24.5%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the period. The decrease in the effective tax rate for the three-month period ended March 31, 2023 as compared to the corresponding rate in the prior year period was primarily driven by lower net earnings in the current period.

17. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of these financial statements. No material subsequent events were identified that require disclosure.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide readers of our condensed consolidated financial statements with the perspectives of management. It presents, in narrative and tabular form, information regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results, and is designed to enable the readers of this report to obtain an understanding of our businesses, strategies, current trends and future prospects. It should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 Form 10-K") and the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.

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

Executive Summary

Consolidated net sales increased by 23.1% to $194.5 million compared to the prior year period, due to an 11.4% increase in organic sales and $18.5 million in sales from our Aircraft Wheel and Brake acquisition. Gross margin as a percentage of sales increased in the quarter to 34.7% compared to 32.0% in the prior year period, due to the addition of gross profit associated with our Aircraft Wheel and Brake acquisition and higher sales and improved performance on our K-MAX® spares and support. Selling, general and administrative expenses ("S,G&A") increased by 10.0% primarily due to the addition of S,G&A from Aircraft Wheel and Brake. Operating income in the period increased as a result of the drivers discussed above, partially offset by a $4.7 million increase in intangible asset amortization expense driven by the Aircraft Wheel and Brake acquisition and $2.0 million in higher restructuring and severance costs.

Other financial highlights

•There was a negligible net loss for the three-month fiscal period ended March 31, 2023, compared to $4.0 million of net earnings in the comparable fiscal period in the prior year. This decrease in net earnings was primarily driven by an increase in interest expense and lower non-service pension and post-retirement benefit income, partially offset by higher operating income and lower income tax expense. The resulting GAAP diluted loss per share was $(0.00) in the three-month fiscal period ending March 31, 2023, compared to earnings per share of $0.14 in the prior year period.
•Cash used in operating activities during the three-month fiscal period ended March 31, 2023, was $5.5 million, $4.4 million more than cash used in the comparable period in 2022. This change was largely driven by the timing of collection of payments in our Engineered Products segment and the timing of work performed on the JPF program, partially offset by lower incentive compensation payments and income tax refunds received in the current period.
•Total unfulfilled performance obligations ("backlog") increased 1.7% to $733.0 million compared to total backlog at December 31, 2022, driven by new orders in the Engineered Products segment, partially offset by revenue recognized for the period.

Recent events

•In March 2023, Kaman Corporation and PHI Aviation LLC (“PHI”) announced at the 2023 HAI Heli-Expo that Kaman’s subsidiary, Kaman Aerospace Corporation (“Kaman”) and PHI have entered into a master commercial agreement for the promotion, sales and support of a commercial version of Kaman’s KARGO UAV unmanned aerial system, including collaboration relating to its ongoing design and certification. PHI also placed a 50 unit non-binding order for KARGO UAV unmanned aerial systems.
•In February 2023, Kaman Precision Products, Inc. ("KPPI"), and the Tawazun Council signed a Business Plan Approval Letter for Kaman EMEA, Inc. to establish a Height of Burst manufacturing and final assembly facility in collaboration with Remah International Group – Sole Proprietorship LLC at the Tawazun Industrial Park.

Impacts from Current Economy

We are currently operating in a period of global economic uncertainty, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Ukraine and Russia, continuing U.S. sanctions on China's microchip manufacturing, the coronavirus ("COVID-19") pandemic and inflation and rising interest rates. U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions, including the military conflict in Ukraine and the resulting sanctions imposed on Russia. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in credit and capital markets, increases in commodity prices, supply chain interruptions, as well as the potential for increased risk of cyber disruptions. We are continuing to monitor the situation in Ukraine, including its global effects, and assessing its potential impact on our business, including the timing of our sales as certain customers purchase safety stock for their own supply chains. Although our business has not been materially impacted by the ongoing military conflict in Ukraine as of the date of this filing, we have experienced higher utility costs at our Germany operations in light of the European Union’s sanctions on Russia. It is impossible to predict the extent to which our operations, or those of our customers or suppliers, will be impacted, or the ways in which the conflict may impact our business, cash flows or results of operations.

We also continue to monitor the impact of COVID-19 on all aspects of our business and across the geographies in which we operate and serve customers, as well as the extent to which it has impacted and may continue to impact our customers, suppliers and other business partners. We are operating below pre-pandemic levels for certain commercial aerospace products. We are encouraged by the recoveries for these products and the strong order intake we saw in the first three months of 2023.

The above forces have impacted our supply chain; we are seeing quality issues and defects, part shortages and increased lead times for certain parts. In addition to supply chain impacts, we have been and believe we will continue to be impacted by higher interest expense given our outstanding borrowings under our revolving credit facility with a floating interest rate. These impacts are likely to persist through 2023 and beyond. To mitigate risks associated with the floating interest rate on our credit facility, we entered into interest rate swap agreements, effective January 1, 2023, for the purposes of hedging the eight quarterly variable-rate Credit Agreement interest payments due in 2023 and 2024. These swaps will provide a fixed interest rate on approximately 70% of the Company's total long-term debt. We cannot predict the impact on the Company’s end markets or input costs nor the ability of the Company to recover cost increases through pricing.

RESULTS OF OPERATIONS

Refer to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Quarterly Report on Form 10-Q for the period ended April 1, 2022 for a discussion of changes for the earliest periods presented.

Net Sales

	For the Three Months Ended
	March 31, 2023	April 1, 2022
	(in thousands)
Net sales	$194,542	$158,048
$ change	36,494	(13,568)
% change	23.1%	(7.9)%

Acquisition sales	18,543	$—
Organic sales	$175,999	$158,048
$ change	17,951
% change	11.4%

Net sales for the three-month fiscal period ended March 31, 2023 increased when compared to the corresponding period in 2022, attributable to an 11.4% increase in organic sales and $18.5 million in sales from our Aircraft Wheel and Brake acquisition. The increase in organic sales was driven by $23.3 million in higher organic sales at the Engineered Products segment and a $4.2 million increase in sales at the Structures segment, partially offset by lower sales at our Precision Products segment. Foreign currency exchange rates relative to the U.S. dollar had an unfavorable impact of $1.3 million on net sales. See Segment Results of Operations and Financial Condition below for further discussion of segment net sales.

The table below summarizes the changes in organic net sales by product line for the three-month fiscal period ended March 31, 2023, compared to the corresponding period in 2022.

Product Line	Increase (Decrease)	$ (in millions)	%
Defense	↑	$5.9	18.9%
Safe and Arm Devices	↓	$(11.0)	(29.7)%
Commercial, Business and General Aviation	↑	$19.0	40.5%
Medical	↑	$3.7	16.2%
Industrial	↑	$0.4	2.1%

Gross Profit

	For the Three Months Ended
	March 31, 2023	April 1, 2022
	(in thousands)
Gross profit	$67,544	$50,587
$ change	16,957	(2,318)
% change	33.5%	(4.4)%
% of net sales	34.7%	32.0%

Gross profit increased for the three-month fiscal period ended March 31, 2023, as compared to the corresponding period in 2022. This increase was primarily attributable to the addition of gross profit associated with our Aircraft Wheel and Brake acquisition and higher sales and gross profit on our commercial and defense bearings products, springs, seals and contacts used in medical applications and our K-MAX® spares and support. These increases, totaling $21.5 million, were partially offset by lower sales and gross profit on our JPF program and cost growth on our AH-1Z program, Sikorsky UH-60 BLACK HAWK program and FireBurst program.

Gross profit as a percentage of sales increased for the three-month fiscal period ended March 31, 2023, as compared to the corresponding period in 2022. This increase was primarily attributable to the addition of gross profit associated with programs at Aircraft Wheel and Brake and improved performance on our K-MAX® spares and support and certain composite programs. These changes were partially offset by cost growth on certain legacy fuzing and structures programs.

Selling, General & Administrative Expenses (S,G&A)

	For the Three Months Ended
	March 31, 2023	April 1, 2022
	(in thousands)
S,G&A	$43,698	$39,721
$ change	3,977	1,593
% change	10.0%	4.2%
% of net sales	22.5%	25.1%

S,G&A increased for the three-month fiscal period ended March 31, 2023, when compared to the corresponding period in 2022. This was primarily attributable to the addition of S,G&A from Aircraft Wheel and Brake.

Restructuring and Severance Costs

	For the Three Months Ended
	March 31, 2023	April 1, 2022
	(in thousands)
Restructuring and severance costs	$2,190	$169

In December 2022, the Company began a review of all businesses and programs to increase efficiencies, improve working capital management and focus on sustainable and consistent revenue and profit generating activities. As a result of this review, the Company identified areas to reduce annualized costs in the Precision Products segment and at Corporate through streamlining processes, consolidating the production of fuzes for the JPF program at its Middletown facility, discontinuing K-MAX® helicopter production and right-sizing the Company's total cost structure. In connection with these restructuring actions, the Company currently expects to incur approximately $10.0 to $12.0 million in total pre-tax restructuring charges, consisting of approximately $9.0 to $10.0 million of cash expenditures relating to various headcount reduction and personnel initiatives and approximately $1.0 to $2.0 million of cash expenditures relating to facility closing costs, which we anticipate will generate approximately $25.0 million in total annualized costs savings by 2024. In the three-month fiscal period ended March 31, 2023, the Company incurred $2.2 million in severance costs associated with these actions. Since the announcement of these actions, we have incurred $8.8 million in costs through March 31, 2023.

Operating Income

	For the Three Months Ended
	March 31, 2023	April 1, 2022
	(in thousands)
Operating income	$8,628	$3,057
$ change	5,571	(2,556)
% change	182.2%	(45.5)%
% of net sales	4.4%	1.9%

Operating income increased for the three-month fiscal period ended March 31, 2023, as compared to the corresponding period in 2022. This increase was primarily driven by higher operating income at the Engineered Products segment, partially offset by lower operating income at the Precision Products segment. See Segment Results of Operations and Financial Condition below for further discussion of segment operating income.

Interest Expense, Net

	For the Three Months Ended
	March 31, 2023	April 1, 2022
	(in thousands)
Interest expense, net	$9,604	$2,481

Interest expense, net, generally consists of interest charged on our Credit Agreement, which includes a revolving credit facility, our convertible notes and the amortization of debt issuance costs, offset by interest income. Interest expense, net for the three-month fiscal period ended March 31, 2023 increased when compared to the corresponding period in 2022, primarily due to a $5.9 million increase in interest expense on our revolving credit agreement as a result of higher borrowings and higher interest expense associated with our deferred compensation plan.

Effective Income Tax Rate

	For the Three Months Ended
	March 31, 2023	April 1, 2022

Effective income tax rate	20.8%	24.5%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the period. The decrease in the effective tax rate for the three-month period ended March 31, 2023 as compared to the corresponding rate in the prior year period was primarily driven by lower net earnings in the current period.

SEGMENT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Engineered Products Segment

Results of Operations

	For the Three Months Ended
	March 31, 2023	April 1, 2022
	(in thousands)
Net sales	$123,326	$81,452
$ change	41,874	9,673
% change	51.4%	13.5%

Operating income	$19,356	$11,042
$ change	8,314	6,136
% change	75.3%	125.1%
% of net sales	15.7%	13.6%

Net Sales

Net sales for the three-month fiscal period ended March 31, 2023 increased compared to the corresponding period in 2022, driven by higher sales volume of our commercial and defense bearings products, aftermarket parts and springs, seals and contacts used in medical applications, as well as $18.5 million in revenue from our newly-acquired Aircraft Wheel and Brake division. For the three-month fiscal period ended March 31, 2023, foreign currency exchange rates relative to the U.S. dollar had an unfavorable impact of $1.3 million on net sales.

Operating Income

Operating income for the three-month fiscal period ended March 31, 2023 increased when compared to the corresponding period in 2022, primarily due to the contribution of gross profit from our Aircraft Wheel and Brake acquisition and higher sales and associated gross profit on our commercial and defense bearings products and seals, springs and contacts used in medical applications. These increases in gross profit, totaling $18.9 million, were partially offset by the addition of S,G&A and $4.8 million in intangible asset amortization from Aircraft Wheel and Brake. Foreign currency exchange rates relative to the U.S. dollar had an unfavorable impact of $0.6 million on operating income.

Precision Products Segment

Results of Operations

	For the Three Months Ended
	March 31, 2023	April 1, 2022
	(in thousands)
Net sales	$37,971	$47,549
$ change	(9,578)	(12,984)
% change	(20.1)%	(21.4)%

Operating income	$1,674	$3,409
$ change	(1,735)	(9,644)
% change	(50.9)%	(73.9)%
% of net sales	4.4%	7.2%

Net Sales

Net sales for the three-month fiscal period ended March 31, 2023 decreased when compared to the corresponding period in 2022, primarily due to lower sales on the JPF program and our measuring programs. These decreases, totaling $12.6 million, were partially offset by higher sales on our K-MAX® spares and support and the JASSM® fuzing program.

Operating Income

Operating income for the three-month fiscal period ended March 31, 2023 decreased when compared to the corresponding period in 2022, primarily attributable to lower sales and gross profit on the JPF program, cost growth on the ATACMS program and the FireBurst program, and higher research and development costs for the KARGO UAV unmanned aerial system. These changes, totaling $5.0 million, were partially offset by higher gross profit on our K-MAX® spares and support and the JASSM® fuzing program.

Major Programs/Product Lines

Below is a discussion of significant changes in major programs within the Precision Products segment during the first three months of 2023. See our 2022 Form 10-K, including Item 1A, "Risk Factors", for a complete discussion of our major programs.

FMU-152 A/B – JPF

We manufacture and produce the FMU 152 A/B (the "JPF"), an electro-mechanical bomb safe and arming device, which allows the settings of a weapon to be programmed in flight. Sales of these fuzes can be direct to the U.S. Government ("USG"), Foreign Military Sales ("FMS") through the USG and Direct Commercial Sales (“DCS”) to foreign militaries that, although not funded by or sold through the USG, require regulatory approvals from the USG.

A total of 6,704 fuzes were delivered to our customers during the first quarter of 2023. We expect to deliver 9,000 to 12,000 fuzes in 2023. Total JPF backlog at March 31, 2023 was $4.8 million, down from $20.0 million at December 31, 2022. We expect to recognize the majority of this backlog within the first half of 2023.

Our JPF program continues to wind down as it moves to the end of its lifecycle, reflecting the previously announced decision of the United States Air Force ("USAF") to move from the JPF to the FMU-139 D/B (which we do not manufacture or produce) as its primary fuze system. We expect to complete Option 16 of our JPF contract with the USG in the first half of 2023, which relates solely to the procurement of fuzes by or in support of foreign militaries and does not include any sales to the USAF. The USG has indicated that they will not award us any future options; therefore, the future viability of our JPF program will depend entirely on our ability to market and sell the JPF to foreign militaries in DCS transactions. We are currently in discussions with two Middle Eastern customers for one or more follow-on orders aggregating a minimum of $45.0 million that would further extend the life of the program, but there can be no assurance as to the receipt, magnitude and timing of these orders. Moreover, any such orders, if received, would be subject to the receipt of all necessary export approvals, licenses and other authorizations needed to effectuate the sales, which are subject to political and geopolitical conditions beyond our control.

In the fourth quarter of 2022, we announced a restructuring plan that will lead to the permanent closure of our Orlando, Florida manufacturing facility by the end of 2024. The Company has begun to consolidate JPF production in its Middletown, Connecticut, facility as the facility has the potential capacity to deliver against future DCS orders.

Structures Segment

Results of Operations

	For the Three Months Ended
	March 31, 2023	April 1, 2022
	(in thousands)
Net sales	$33,245	$29,047
$ change	4,198	(10,257)
% change	14.5%	(26.1)%

Operating loss	$(237)	$(617)
$ change	(380)	(937)
% change	(61.6)%	(292.8)%
% of net sales	(0.7)%	(2.1)%

Net Sales

Net sales for the three-month fiscal period ended March 31, 2023 increased when compared to the corresponding period in 2022, primarily due to higher sales on our programs with Rolls Royce, certain Sikorsky programs and composites programs. These increases, totaling $7.4 million, were partially offset by the wind down of the AH-1Z program and lower sales on our Sikorsky UH-60 BLACK HAWK program.

Operating Loss

The Structures segment incurred a lower operating loss for the three-month fiscal period ended March 31, 2023 when compared to the corresponding period in 2022, primarily driven by higher sales and gross profit on our programs with Rolls Royce and certain composites programs. These increases in gross profit, totaling $1.0 million, were partially offset by lower sales and gross profit on the UH-60 Sikorsky BLACK HAWK program and lower gross profit on the Sikorsky Combat Rescue Helicopter.

Backlog

	March 31, 2023	December 31, 2022
	(in thousands)
Engineered Products	$369,713	$322,452
Precision Products	111,750	134,903
Structures	251,531	263,581
Total Backlog	$732,994	$720,936

The increase in backlog during the first three months of 2023 was primarily attributable to new orders for our bearings products, our seals, springs and contacts, and our aircraft wheels and brakes and under our programs with Rolls Royce. These increases were partially offset by revenue recognized in the period.

LIQUIDITY AND CAPITAL RESOURCES

Discussion and Analysis of Cash Flows

We assess liquidity in terms of our ability to generate cash to fund working capital requirements and investing and financing activities. Significant factors affecting liquidity include: cash flows generated from or used by operating activities, capital expenditures, investments in our business and programs, acquisitions, divestitures, dividends, availability of future credit, share repurchase programs, adequacy of available bank lines of credit, and factors that might otherwise affect the Company's business and operations generally, as described under the heading “Risk Factors” and “Forward-Looking Statements” in Item 1A of Part I of our 2022 Form 10-K.

A summary of our consolidated cash flows is as follows:

	For the Three Months Ended
	March 31, 2023	April 1, 2022	2023 vs. 2022
	(in thousands)
Total cash provided by (used in):
Operating activities	$(5,453)	$(1,017)	$(4,436)
Investing activities	(8,798)	(6,453)	(2,345)
Financing activities	43,970	(4,035)	48,005

Free Cash Flow (a)
Net cash used in operating activities	$(5,453)	$(1,017)	$(4,436)
Expenditures for property, plant and equipment	(5,948)	(6,877)	929
Free cash flow	$(11,401)	$(7,894)	$(3,507)
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

Net cash used in operating activities was $5.5 million for the three-month fiscal period ended March 31, 2023, $4.4 million more than cash used in the comparable period in 2022. This change was largely driven by the timing of collection of payments in our Engineered Products segment and the timing of work performed on the JPF program, partially offset by lower incentive compensation payments and the receipt of approximately $10.0 million in income tax refunds in the current period.

Net cash used in investing activities was $8.8 million for the three-month fiscal period ended March 31, 2023, $2.3 million more than cash used in the comparable period in 2022. This increase was primarily attributable to the settlement of the working capital adjustment associated with the acquisition of Aircraft Wheel and Brake. Refer to Note 2, Business Combinations and Investments, for further information on this acquisition.

Net cash provided by financing activities was $44.0 million for the three-month fiscal period ended March 31, 2023, compared to net cash used of $4.0 million in the comparable period in 2022. This change was primarily due to borrowings under our Credit Agreement in the current period.

We anticipate a variety of items will have an impact on our liquidity during the next twelve months, in addition to our working capital requirements. These could include one or more of the following:

•the matters described in Note 12, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements, including the cost of existing environmental remediation matters;
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

Financing Arrangements

We continue to rely upon bank financing as an important source of liquidity for our business activities, including acquisitions. We believe this, when combined with cash generated from operating activities, will be sufficient to support our anticipated future cash requirements; however, we may decide to borrow additional funds or raise additional equity capital to support other business activities, including potential future acquisitions. We regularly monitor credit market conditions to identify potential issues that may adversely affect, or provide opportunities for, the securing and/or advantageous pricing of additional financing, if any, that may be necessary to continue with our growth strategy and finance working capital requirements. Our long-term debt instruments will mature in 2024, as discussed below. We are currently assessing potential options for the refinancing of these instruments prior to their scheduled maturity. Refer to Note 14, Debt, in the Notes to the Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of the 2022 Form 10-K for further information on our Financing Arrangements.

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

We incurred $7.4 million of debt issuance costs in connection with the sale of the 2024 Notes, which were allocated between the debt and equity components of the instrument at issuance. Of the total amount, $0.7 million was recorded as an offset to additional paid-in capital. The balance, $6.7 million, was recorded as a contra-debt balance and was being amortized over the term of the 2024 Notes. As a result of the adoption of ASU 2020-06, the amount recorded to additional paid-in capital was reclassified to retained earnings in the cumulative effect adjustment recorded on January 1, 2022. The remaining balance of debt issuance costs is being amortized over the term of the convertible notes. Total amortization expense for the three-month fiscal periods ended March 31, 2023 and April 1, 2022 was $0.3 million and $0.2 million, respectively.

Credit Agreement

On December 13, 2019, the Company closed an amended and restated $800.0 million Credit Agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as Administrative Agent and as Collateral Agent. The Credit Agreement matures on December 13, 2024 and consists of revolving commitments of $800.0 million. Capitalized terms used but not defined within this discussion of the Credit Agreement have the meanings ascribed thereto in the Credit Agreement, which with amendments is included as Exhibit 10.42 to our 2022 Form 10-K.

At March 31, 2023, $411.0 million was outstanding under the revolving credit facility. Interest rates on amounts outstanding under the Credit Agreement are variable based on the Secured Overnight Financing Rate ("SOFR"). The interest rate at March 31, 2023 was 6.17%. We are required to pay a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.150% to 0.250% per annum, based on the Senior Secured Net Leverage Ratio. Fees for outstanding letters of credit range from 1.125% to 1.625%, based on the Senior Secured Net Leverage Ratio. Total average bank borrowings were $383.8 million during the three-month fiscal period ended March 31, 2023. Total average bank borrowings were $120.7 million during the year ended December 31, 2022. As of March 31, 2023, the Consolidated Total Net Leverage Ratio was 3.78, as calculated in accordance with the Credit Agreement, as compared to the ceiling of 5.00 to 1.00.

The following table shows the amounts available for borrowing under the Company's revolving credit facility:

	March 31, 2023	December 31, 2022
In thousands
Total facility	$800,000	$800,000
Amounts outstanding, excluding letters of credit	411,000	363,000
Amounts available for borrowing, excluding letters of credit	389,000	437,000
Letters of credit under the credit facility(1)(2)	51,480	51,630
Amounts available for borrowing	$337,520	$385,370

Amounts available for borrowing subject to EBITDA, as defined by the Credit Agreement	$193,037	$211,131
(1) The Company has entered into standby letters of credit issued on the Company's behalf by financial institutions, and directly issued guarantees to third parties primarily related to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit generally are available for draw down in the event the Company does not perform its obligations.
(2) Of these amounts, $46.1 million letters of credit relate to a JPF DCS contract in both periods ended March 31, 2023 and December 31, 2022.

Debt issuance costs in connection with the Credit Agreement have been capitalized and are being amortized over the term of the agreement. In 2019, we incurred $3.6 million of debt issuance costs in connection with the amendment and restatement of the Credit Agreement. We incurred an additional $4.4 million of debt issuance costs in connection with the amendment of the Credit Agreement in 2022. Total amortization expense for the three-month fiscal periods ended March 31, 2023 and April 1, 2022 was $0.6 million and $0.2 million, respectively.

Interest Rate Swaps

During 2022, we entered into interest rate swap agreements, effective January 1, 2023, for the purposes of hedging the eight quarterly variable-rate Credit Agreement interest payments due in 2023 and 2024. These interest rate swap agreements were designated as cash flow hedges and intended to manage interest rate risk associated with our variable-rate borrowings and minimize the impact on our earnings and cash flows of interest rate fluctuations attributable to changes in SOFR. These interest rate swaps were not material to the Company's Condensed Consolidated Financial Statements as of March 31, 2023. Over the next twelve months, the income related to cash flow hedges expected to be reclassified from other comprehensive income is $0.3 million.

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

No contributions are expected to be made to the qualified pension plan during 2023. The Company contributed $0.1 million to the SERP through the end of the first quarter of 2023 and plans to contribute an additional $0.4 million to the SERP in 2023. No contribution was made to the qualified pension plan and we paid $0.5 million in SERP benefits in 2022.

Share-based Arrangements

As of March 31, 2023, future compensation costs related to non-vested stock options, restricted stock grants and performance stock grants is $13.6 million. The Company anticipates that this cost will be recognized over a weighted-average period of 2.3 years.

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

Organic Sales (in thousands)
	For the Three Months Ended
	March 31, 2023	April 1, 2022
Net sales	$194,542	$158,048
Acquisition sales	18,543	—
Organic Sales	$175,999	$158,048

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes outside the ordinary course of business in our contractual obligations or off-balance sheet arrangements during the first three months of 2023. See our 2022 Form 10-K for a discussion of our contractual obligations and off-balance sheet arrangements.

CRITICAL ACCOUNTING ESTIMATES

Preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements in the Company’s 2022 Form 10-K describe the critical accounting estimates and significant accounting policies used in preparing the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates.

RECENT ACCOUNTING STANDARDS

There have been no recent changes in accounting standards during the first three months of 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the Company’s exposure to market risk during the first three months of 2023. See the Company’s 2022 Form 10-K for a discussion of the Company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended, as of March 31, 2023. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

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

While it is not possible to predict the outcome of these matters with certainty, based upon available information, management believes that all settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in legal proceedings and that can be reasonably estimated are accrued for at March 31, 2023. Despite this analysis, there can be no assurance that the final outcome of these matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

As of March 31, 2023, neither the Company nor any of its subsidiaries was a party, nor was any of its or their property subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company and its subsidiaries. Additional information relating to certain of these matters is set forth in Note 12, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements.

Aircraft Safety Matters

The Company designs, manufactures, services and sells complex and sophisticated aerospace parts, subassemblies and aircraft. These products are manufactured according to detailed specifications and are subject to strict approval or certification requirements. Technical, mechanical and other failures may occur as a result of manufacturing or design defects, operational processes or production issues attributable to us, our customers, suppliers, third party integrators or others. Due to the nature of the Company's business, liability claims may arise from accidents involving products the Company has manufactured, including claims for injury or death. Product or system failures could result in product recalls, regulatory directives and product liability and warranty claims (including claims related to the safety or reliability of our products). Such failures could also lead to service, repair and maintenance costs, damages and fines and regulatory and environmental liabilities. While management believes that the Company maintains adequate insurance for these risks, insurance cannot be obtained to protect against all risks and liabilities. It is therefore possible that the insurance coverage may not cover all claims or liabilities, and the Company may be forced to bear unanticipated costs or liabilities. As of March 31, 2023, the Company is party to pending litigation relating to an incident involving a K-MAX® helicopter that resulted in a fatality, and the Company has been notified of potential claims relating to another such incident. Each incident is the subject of one or more investigations undertaken by applicable civil aviation agencies located in the jurisdiction of the incident. While it is not possible to predict the outcome of any investigations, litigation or claims relating to these or other potential incidents, management believes that all such investigations, litigation or claims in existence at March 31, 2023, are not reasonably likely to have a material adverse effect on our business, financial condition and results of operations or cash flows.

Environmental Matters

The Company and its subsidiaries are subject to numerous U.S. federal, state and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities (including past activities of companies we have acquired). From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which may include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. While it is not possible to predict the outcome of these proceedings, in the opinion of management, any payments we may be required to make as a result of all such claims in existence at March 31, 2023, will not have a material adverse effect on our business, financial condition and results of operations or cash flows.

Item 1A. Risk Factors

Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition and cash flows as set forth under Item 1A. “Risk Factors” in our 2022 Form 10-K. Except as set forth below, we do not believe there have been any material changes to the risk factors previously disclosed in our 2022 Form 10-K, but we may disclose changes to such factors or disclose additional factors from time to time in future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, results of operations, financial position and cash flows.

We design, manufacture, service and sell complex aerospace parts, subassemblies and aircraft that subject us to potential risks and liabilities in the event they do not operate as intended.

The Company designs, manufactures, services and sells complex and sophisticated aerospace parts, subassemblies and aircraft. These products are manufactured according to detailed specifications and are subject to strict approval or certification requirements. Technical, mechanical and other failures have occurred in the past, and may occur in the future, whether as a result of manufacturing or design defects, operational processes or production issues attributable to us, our customers, suppliers, third party integrators or others. Our products could also fail as a result of cyber-attacks, such as those that seize control and result in misuse or unintended use of our products, or other intentional acts. Due to the nature of the Company's business, liability claims have arisen, and may arise in the future, from accidents or disasters involving products the Company has manufactured, including claims for injury or death. Product or system failures could result in negative publicity that could reduce demand for our products, product recalls, regulatory directives and product liability and warranty claims (including claims related to the safety or reliability of our products). Such failures could also lead to service, repair and maintenance costs, damages and fines and regulatory and environmental liabilities. While management believes that the Company maintains adequate insurance for these risks, insurance cannot be obtained to protect against all risks and liabilities. It is therefore possible that the insurance coverage may not cover all claims or liabilities, and the Company may be forced to bear unanticipated costs or liabilities. As of March 31, 2023, the Company is party to pending litigation relating to an incident involving a K-MAX® helicopter that resulted in a fatality, and the Company has been notified of potential claims relating to another such incident. Each incident is the subject of one or more investigations undertaken by applicable civil aviation agencies located in the jurisdiction of the incident. While it is not possible to predict the outcome of any investigations, litigation or claims relating to these or other potential incidents, management believes that all such investigations, litigation or claims in existence at March 31, 2023, are not reasonably likely to have a material adverse effect on our business, financial condition and results of operations or cash flows.

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

Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and other factors that may cause the Company's actual results and financial condition to differ materially from those expressed or implied in the forward-looking statements. Such risks, uncertainties and other factors include, among others: (i) changes in domestic and foreign economic and competitive conditions in markets served by the Company, particularly the defense, commercial aviation and industrial production markets; (ii) changes in government and customer priorities and requirements (including cost-cutting initiatives, government and customer shut-downs, the potential deferral of awards, terminations or reductions of expenditures to respond to the priorities of Congress and the Administration, or budgetary cuts resulting from Congressional actions or automatic sequestration); (iii) the global economic impact of the COVID-19 pandemic; (iv) risks and uncertainties associated with the successful integration of our Aircraft Wheel and Brake acquisition; (v) changes in geopolitical conditions in countries where the Company does or intends to do business; (vi) the successful conclusion of competitions for government programs (including new, follow-on and successor programs) and thereafter successful contract negotiations with government authorities (both foreign and domestic) for the terms and conditions of the programs; (vii) the timely receipt of any necessary export approvals and/or other licenses or authorizations from the USG; (viii) timely satisfaction or fulfillment of material contractual conditions precedents in customer purchase orders, contracts, or similar arrangements; (ix) the existence of standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; (x) the successful resolution of government inquiries or investigations relating to our businesses and programs; (xi) risks and uncertainties associated with the successful implementation and ramp up of significant new programs, including the ability to manufacture the products to the detailed specifications required and recover start-up costs and other investments in the programs; (xii) potential difficulties associated with variable acceptance test results, given sensitive production materials and extreme test parameters; (xiii) the receipt and successful execution of production orders under the Company's existing USG JPF contract, including the exercise of all contract options and receipt of orders from allied militaries, but excluding any next generation programmable fuze programs, as all have been assumed in connection with goodwill impairment evaluations; (xiv) the continued support of the existing K-MAX® helicopter fleet, including sale of existing K-MAX® spare parts inventory and the receipt of orders for new aircraft sufficient to recover our investments in the K-MAX® production line; (xv) the accuracy of current cost estimates associated with environmental remediation activities; (xvi) the profitable integration of acquired businesses into the Company's operations; (xvii) the ability to recover from cyber-based or other security attacks, information technology failures or other disruptions; (xviii) changes in supplier sales or vendor incentive policies; (xix) the ability of our suppliers to satisfy their performance obligations, including any supply chain disruptions; (xx) the effects of price increases or decreases; (xxi) the effects of pension regulations, pension plan assumptions, pension plan asset performance, future contributions and the pension freeze; (xxii) future levels of indebtedness and capital expenditures; (xxiii) compliance with our debt covenants; (xxiv) the continued availability of raw materials and other commodities in adequate supplies and the effect of increased costs for such items; (xxv) the effects of currency exchange rates and foreign competition on future operations; (xxvi) changes in laws and regulations, taxes, interest rates, inflation rates and general business conditions; (xxvii) future repurchases and/or issuances of common stock;(xxviii) the occurrence of unanticipated restructuring costs or the failure to realize anticipated savings or benefits from past or future expense reduction actions; (xxix) the ability to recruit and retain skilled employees; (xxx) the successful resolution of all pending and future investigations, litigation or claims relating to the manufacture or design of our products, including, without limitation, the K-MAX® helicopter; and (xxxi) other risks and uncertainties set forth herein and in our 2022 Form 10-K.

Any forward-looking information provided in this report should be considered with these factors in mind. We assume no obligation to update any forward-looking statements contained in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of common stock by the Company during the three-month fiscal period ended March 31, 2023:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan(b) (in thousands)
January 1, 2023 - January 27, 2023	6,294	$23.37	—	$50,000
January 28, 2023 - February 24, 2023	4,366	$25.23	—	$50,000
February 25, 2023 - March 31, 2023	9,467	$26.00	—	$50,000
Total	20,127		—

(a) During the first quarter of 2023, the Company purchased 20,127 shares in connection with employee tax withholding obligations as permitted by our equity compensation plans, which are SEC Rule 16b-3 qualified compensation plans. These were not purchases under our publicly announced program.

(b) On April 20, 2022, the Company announced that its Board of Directors approved a $50.0 million share repurchase program. This plan replaces the authorization approved in April 2015. For additional information, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Other Sources/Uses of Capital" in this Form 10-Q for the three-month fiscal period ended March 31, 2023.

Item 6.     Index To Exhibits

10.1
Kaman Corporation Second Amended and Restated 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 21, 2023, File No. 001-35419).*
Previously Filed
10.2	Form of Non-Employee Director Equity Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 21, 2023, File No. 001-35419).*	Previously Filed
10.3
Form of Restricted Share Agreement under the Amended and Restated Kaman Corporation 2013 Management Incentive Plan, for awards granted on or after February 21, 2023 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, File No. 001-35419).*
Previously Filed
10.4
Separation and Release Agreement, dated January 17, 2023, by and between the Company and Russell J. Bartlett (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 18, 2023, File No. 001-35419).*
Previously Filed
10.5
Separation and Release Agreement, dated January 17, 2023, by and between the Company and Shawn G. Lisle (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated January 18, 2023, File No. 001-35419).*
Previously Filed
10.6
Separation and Release Agreement, dated January 17, 2023, by and between the Company and Rafael Z. Cohen (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated January 18, 2023, File No. 001-35419).*
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

KAMAN CORPORATION
Registrant
Date:	May 2, 2023		/s/ Ian K. Walsh
		By:	Ian K. Walsh
Chairman, President and
Chief Executive Officer

Date:	May 2, 2023		/s/ James G. Coogan
		By:	James G. Coogan
Senior Vice President,
Chief Financial Officer and Treasurer