Form 10-Q
period 2023-06-30
KAMAN Corp
filed 2023-08-02
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2023
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ______

Commission File Number:	001-35419

KAMAN CORPORATION
(Exact name of registrant as specified in its charter)

Connecticut	06-0613548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1332 Blue Hills Avenue,	Bloomfield,	Connecticut	06002
(Address of principal executive offices)			(Zip Code)

(860)	243-7100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($1 par value)	KAMN	New York Stock Exchange LLC

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

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

At July 28, 2023, there were	28,219,535	shares of Common Stock outstanding.

PART I
Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts) (Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$34,283	$24,154
Accounts receivable, net	101,730	87,659
Contract assets	106,381	113,182
Inventories	192,785	172,383
Income tax refunds receivable	4,514	14,843
Other current assets	21,194	16,114
Total current assets	460,887	428,335
Property, plant and equipment, net of accumulated depreciation of $279,746 and $268,089, respectively	203,678	201,606
Operating right-of-use assets, net	6,144	7,391
Goodwill	382,971	379,854
Other intangible assets, net	358,333	372,331
Deferred income taxes	45,595	47,385
Other assets	55,524	51,207
Total assets	$1,513,132	$1,488,109
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt, net of debt issuance costs	$198,593	$—
Accounts payable – trade	49,881	48,277
Accrued salaries and wages	29,690	31,395
Contract liabilities, current portion	7,826	4,081
Operating lease liabilities, current portion	3,024	3,332
Income taxes payable	1,328	393
Other current liabilities	38,317	39,097
Total current liabilities	328,659	126,575
Long-term debt, excluding current portion, net of debt issuance costs	384,000	561,061
Deferred income taxes	6,804	6,079
Underfunded pension	50,645	52,309
Contract liabilities, noncurrent portion	19,624	20,515
Operating lease liabilities, noncurrent portion	3,463	4,534
Other long-term liabilities	33,608	36,280
Commitments and contingencies (Note 14)
Shareholders' equity:
Preferred stock, $1 par value, 200,000 shares authorized; none outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; voting; 30,830,203 and 30,640,068 shares issued, respectively	30,830	30,640
Additional paid-in capital	250,152	245,436
Retained earnings	678,456	685,234
Accumulated other comprehensive income (loss)	(150,464)	(158,421)
Less 2,636,393 and 2,607,841 shares of common stock, respectively, held in treasury, at cost	(122,645)	(122,133)
Total shareholders’ equity	686,329	680,756
Total liabilities and shareholders’ equity	$1,513,132	$1,488,109
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts) (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Net sales	$195,158	$160,766	$389,700	$318,814
Cost of sales	122,320	109,027	250,269	216,682
Program inventory impairment (Note 10)	596	—	596	—
Gross profit	72,242	51,739	138,835	102,132
Selling, general and administrative expenses	41,566	39,250	85,264	78,971
Research and development costs	5,193	5,215	11,100	10,328
Intangible asset amortization expense	7,192	2,439	14,344	4,906
Restructuring and severance costs	272	2,927	2,462	3,096
Net loss (gain) on disposition of assets	449	(4)	418	56
Operating income	17,570	1,912	25,247	4,775
Interest expense, net	10,340	1,993	19,944	4,474
Non-service pension and post-retirement benefit income	(239)	(5,024)	(620)	(10,287)
Other expense (income), net	99	690	(472)	1,194
Earnings before income taxes	7,370	4,253	6,395	9,394
Income tax expense	2,115	479	1,909	1,745
Net earnings	$5,255	$3,774	$4,486	$7,649

Earnings per share:
Basic earnings per share	$0.19	$0.13	$0.16	$0.27
Diluted earnings per share	$0.19	$0.13	$0.16	$0.27
Average shares outstanding:
Basic	28,203	28,005	28,160	27,977
Diluted	28,355	28,059	28,311	28,071

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands) (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Net earnings	$5,255	$3,774	$4,486	$7,649
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	931	(10,254)	3,469	(15,472)
Change in pension and post-retirement benefit plan liabilities, net of tax expense of $457 and $269 and $891 and $497, respectively	1,515	900	2,956	1,662
Gain (loss) on derivative instruments, net of tax expense of $568 and $0 and $462 and $0, respectively	1,883	(7)	1,532	(7)
Other comprehensive income (loss)	4,329	(9,361)	7,957	(13,817)
Comprehensive income (loss)	$9,584	$(5,587)	$12,443	$(6,168)

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS KAMAN CORPORATION AND SUBSIDIARIES (In thousands) (Unaudited)

	For the Six Months Ended
	June 30, 2023	July 1, 2022
Cash flows from operating activities:
Net earnings	4,486	7,649
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	26,444	17,654
Amortization of debt issuance costs	2,317	1,024
Provision for doubtful accounts	1,125	263
Net loss on disposition of assets	418	56
Program inventory impairment	596	—
Net (gain) loss on derivative instruments	(206)	1,646
Stock compensation expense	3,928	4,811
Non-cash consideration received for blade exchange	—	(827)
Deferred income taxes	1,043	2,050
Changes in assets and liabilities, excluding effects of acquisitions/divestitures:
Accounts receivable	(14,868)	(5,430)
Contract assets	6,816	2,936
Inventories	(21,094)	(23,849)
Income tax refunds receivable	10,332	(2,484)
Operating right of use assets	1,264	1,748
Other assets	(3,713)	(2,493)
Accounts payable - trade	1,502	(9,701)
Contract liabilities	2,853	(38)
Operating lease liabilities	(1,396)	(1,703)
Other current liabilities	(4,059)	(8,635)
Income taxes payable	928	(160)
Pension liabilities	2,004	(8,873)
Other long-term liabilities	(1,914)	(2,598)
Net cash provided by (used in) operating activities	18,806	(26,954)
Cash flows from investing activities:
Expenditures for property, plant & equipment	(12,836)	(10,520)
Investment in Near Earth Autonomy	—	(10,000)
Acquisition of businesses	(1,487)	—
Other, net	(1,020)	1,341
Net cash used in investing activities	(15,343)	(19,179)
Cash flows from financing activities:
Borrowings under revolving credit agreement	100,000	—
Repayments under revolving credit agreement	(79,000)	—
Purchase of treasury shares	(503)	(698)
Dividends paid	(11,233)	(11,163)
Debt issuance costs	(4,402)	(4,236)
Other, net	1,645	2,319
Net cash provided by (used in) financing activities	6,507	(13,778)
Net increase (decrease) in cash and cash equivalents	9,970	(59,911)
Effect of exchange rate changes on cash and cash equivalents	159	(645)
Cash and cash equivalents at beginning of period	24,154	140,800
Cash and cash equivalents at end of period	$34,283	$80,244
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three-month and six-month fiscal periods ended June 30, 2023 and July 1, 2022
(Unaudited)

1. BASIS OF PRESENTATION

In the opinion of management, the condensed consolidated financial information reflects all adjustments necessary for a fair statement of the Company's financial position, results of operations and cash flows for the interim periods presented, but do not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). All such adjustments are of a normal recurring nature, unless otherwise disclosed in this report. Certain amounts in prior year financial statements and notes thereto have been reclassified to conform to current year presentation. The condensed consolidated financial statements for the period ended June 30, 2023 should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The Company has a calendar year-end; however, its first three fiscal quarters follow a 13-week convention, with each quarter ending on a Friday. The second quarters for 2023 and 2022 ended on June 30, 2023, and July 1, 2022, respectively.

2. ACCOUNTING CHANGES

Revision of Previously Issued Consolidated Financial Statements

During the three-month fiscal period ended June 30, 2023, the Company identified errors related to (1) the accounting for certain labor costs at one business in the Precision Products segment and (2) the net realizable value on certain portions of the Company's inventory at another business in the Structures segment, each resulting in an overstatement of inventory and an understatement of cost of sales and related tax impacts. The Company concluded that these errors were not material, either individually or in aggregate, to previously issued consolidated financial statements; however, the Company has determined it was appropriate to revise its previously issued consolidated financial statements as of December 31, 2022, and for the years ended December 31, 2022 and 2021 and its unaudited condensed consolidated financial statements as of and for the quarters and year-to-date fiscal periods ended July 1, 2022, September 30, 2022 and March 31, 2023. Accordingly, the accompanying financial statements and relevant footnotes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been revised to correct for these errors. The Company will present the revision of its previously issued consolidated financial statements for the years ended December 31, 2022 and 2021 in connection with the future filing of its Annual Report on Form 10-K for the year ended December 31, 2023. Additionally, the Company will present the revision of its previously issued unaudited condensed consolidated financial statements for the quarter and year-to-date fiscal periods ended September 30, 2022 and March 31, 2023 with the future filings of its Quarterly Report on Form 10-Q.

The revision to the accompanying unaudited condensed consolidated balance sheet, condensed consolidated statements of operations, condensed consolidated statements of comprehensive income and condensed consolidated statement of cash flows are as follows. There were no changes to the consolidated statement of stockholders' equity that have not otherwise been reflected in the condensed consolidated balance sheets, condensed consolidated statements of operations, and condensed consolidated statements of comprehensive income as detailed in the tables below.

Condensed Consolidated Balance Sheet
In thousands
	December 31, 2022
	As Previously Reported	Adjustments	As Corrected
Assets
Inventories(1)	$176,468	$(4,085)	$172,383
Income tax refunds receivable	13,981	862	14,843
Total	$190,449	$(3,223)	$187,226
Shareholders' equity
Retained earnings	$688,457	$(3,223)	$685,234
(1) At December 31, 2022, the adjustments to inventories consisted of an adjustment of $2.5 million for certain labor costs at a business within the Precision Products segment and an adjustment of $1.6 million for the net realizable value on certain portions of the inventory at a business within the Structures segment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 30, 2023 and July 1, 2022
(Unaudited)

2. ACCOUNTING CHANGES (CONTINUED)

Revision of Previously Issued Consolidated Financial Statements - continued

Condensed Consolidated Statements of Operations
In thousands, except per share amounts
	For the Three Months Ended July 1, 2022
	As Previously Reported	Adjustments	As Corrected
Cost of sales	$108,659	$368	$109,027
Income tax expense	557	(78)	479
Net earnings	4,064	(290)	3,774
Basic earnings per share	$0.15	$(0.02)	$0.13
Diluted earnings per share	$0.14	$(0.01)	$0.13

	For the Six Months Ended July 1, 2022
	As Previously Reported	Adjustments	As Corrected
Cost of sales	$216,120	$562	$216,682
Income tax expense	1,864	(119)	1,745
Net earnings	8,092	(443)	7,649
Basic earnings per share	$0.29	$(0.02)	$0.27
Diluted earnings per share	$0.29	$(0.02)	$0.27

Condensed Consolidated Statements of Comprehensive Income (Loss)
In thousands
	For the Three Months Ended July 1, 2022
	As Previously Reported	Adjustments	As Corrected
Comprehensive (loss) income	$(5,297)	$(290)	$(5,587)

	For the Six Months Ended July 1, 2022
	As Previously Reported	Adjustments	As Corrected
Comprehensive (loss) income	$(5,725)	$(443)	$(6,168)

Condensed Consolidated Statement of Cash Flows
In thousands
	For the Six Months Ended July 1, 2022
	As Previously Reported	Adjustments	As Corrected
Net earnings	$8,092	$(443)	$7,649
Inventories	(24,411)	562	(23,849)
Income tax refunds receivable	(2,365)	(119)	(2,484)
Net cash used in operating activities	(26,954)	—	(26,954)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 30, 2023 and July 1, 2022
(Unaudited)

3. BUSINESS COMBINATIONS AND INVESTMENTS

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

Aircraft Wheel and Brake's results of operations have been included in the Company's financial statements for the period subsequent to the completion of the acquisition on September 16, 2022. In the three-month and six-month fiscal periods ended June 30, 2023, Aircraft Wheel and Brake contributed $21.2 million and $39.7 million of revenue, respectively, and $3.1 million and $3.9 million of operating income, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 30, 2023 and July 1, 2022
(Unaudited)

4. REVENUE AND SEGMENT INFORMATION

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

Summarized financial information by business segment is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
In thousands
Net sales:
Engineered Products	$133,513	$89,765	$256,839	$171,217
Precision Products	28,059	41,267	66,030	88,816
Structures	33,586	29,734	66,831	58,781
Net sales	$195,158	$160,766	$389,700	$318,814
Operating income (loss):
Engineered Products	$30,542	$15,467	$49,898	$26,509
Precision Products	(1,884)	2,214	(755)	5,429
Structures	(106)	(862)	(749)	(1,479)
Corporate expense	(9,665)	(11,984)	(19,671)	(22,532)
Other unallocated expenses, net(1)	(1,317)	(2,923)	(3,476)	(3,152)
Operating income	$17,570	$1,912	$25,247	$4,775
Interest expense, net	10,340	1,993	19,944	4,474
Non-service pension and post retirement benefit income, net	(239)	(5,024)	(620)	(10,287)
Other expense (income), net	99	690	(472)	1,194
Earnings before income taxes	$7,370	$4,253	$6,395	$9,394
(1) Other unallocated expenses, net include program inventory impairment, restructuring and severance costs and net loss (gain) on disposition of assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 30, 2023 and July 1, 2022
(Unaudited)

4. REVENUE AND SEGMENT INFORMATION (CONTINUED)

Disaggregation of Revenue

The following tables disaggregate segment revenue by major product line:

	For the Three Months Ended
	June 30, 2023
	Engineered Products	Precision Products	Structures	Total
In thousands
Defense	$18,480	$7,375	$19,332	$45,187
Safe and Arm Devices	—	10,354	—	10,354
Commercial, Business & General Aviation	69,236	9,076	12,354	90,666
Medical	25,523	—	1,900	27,423
Industrial & Other	20,274	1,254	—	21,528
Total revenue	$133,513	$28,059	$33,586	$195,158

	For the Three Months Ended
	July 1, 2022
	Engineered Products	Precision Products	Structures	Total
In thousands
Defense	$9,342	$6,629	$16,098	$32,069
Safe and Arm Devices	—	21,563	—	21,563
Commercial, Business & General Aviation	37,644	11,895	11,319	60,858
Medical	22,683	—	2,317	25,000
Industrial & Other	20,096	1,180	—	21,276
Total revenue	$89,765	$41,267	$29,734	$160,766

	For the Six Months Ended
	June 30, 2023
	Engineered Products	Precision Products	Structures	Total
In thousands
Defense	$38,503	$12,961	$38,137	$89,601
Safe and Arm Devices	—	36,596	—	36,596
Commercial, Business & General Aviation	128,921	14,089	24,858	167,868
Medical	50,458	—	3,836	54,294
Industrial & Other	38,957	2,384	—	41,341
Total revenue	$256,839	$66,030	$66,831	$389,700

	For the Six Months Ended
	July 1, 2022
	Engineered Products	Precision Products	Structures	Total
In thousands
Defense	$18,995	$11,951	$32,353	$63,299
Safe and Arm Devices	—	58,885	—	58,885
Commercial, Business & General Aviation	70,022	15,662	22,132	107,816
Medical	43,832	—	4,296	48,128
Industrial & Other	38,368	2,318	—	40,686
Total revenue	$171,217	$88,816	$58,781	$318,814

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 30, 2023 and July 1, 2022
(Unaudited)

4. REVENUE AND SEGMENT INFORMATION (CONTINUED)

Disaggregation of Revenue - continued

The following table disaggregates total revenue by product types.

	For the Three Months Ended				For the Three Months Ended
	June 30, 2023				July 1, 2022
	Engineered Products	Precision Products	Structures	Total	Engineered Products	Precision Products	Structures	Total
Original Equipment Manufacturer	47%	6%	17%	70%	43%	6%	18%	67%
Aftermarket	21%	4%	—%	25%	13%	7%	—%	20%
Safe and Arm Devices	—%	5%	—%	5%	—%	13%	—%	13%
Total revenue	68%	15%	17%	100%	56%	26%	18%	100%

	For the Six Months Ended				For the Six Months Ended
	June 30, 2023				July 1, 2022
	Engineered Products	Precision Products	Structures	Total	Engineered Products	Precision Products	Structures	Total
Original Equipment Manufacturer	46%	4%	17%	67%	42%	5%	18%	65%
Aftermarket	20%	4%	—%	24%	12%	5%	—%	17%
Safe and Arm Devices	—%	9%	—%	9%	—%	18%	—%	18%
Total revenue	66%	17%	17%	100%	54%	28%	18%	100%

Disaggregation of Research and Development Costs

The following table presents research and development costs by segment:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
In thousands
Engineered Products	$2,679	$2,121	$5,118	$4,364
Precision Products	2,463	2,984	5,921	5,787
Structures	51	110	61	177
Total research and development costs	$5,193	$5,215	$11,100	$10,328

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 30, 2023 and July 1, 2022
(Unaudited)

4. REVENUE AND SEGMENT INFORMATION (CONTINUED)

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

Net changes in revenue associated with cost growth on the Company's over time contracts were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
In thousands
Net (decrease) increase in revenue due to change in profit estimates	$(1,595)	$567	$(2,864)	$1,472

In the three-month and six-month fiscal periods ended June 30, 2023, the net decreases in revenue were primarily related to cost growth on certain structures and precision products contracts, partially offset by favorable cost performance on the joint programmable fuze ("JPF") contract with the U.S. Government ("USG"). In the three-month and six-month fiscal periods ended July 1, 2022, the net increases in revenue were primarily related to favorable cost performance on the JPF contract with the USG, partially offset by cost growth on certain structures programs and legacy fuzing contracts.

Unfulfilled Performance Obligations

Unfulfilled performance obligations ("backlog") represents the transaction price of firm orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts. Backlog at June 30, 2023 and December 31, 2022, and the portion of backlog the Company expects to recognize revenue on over the next twelve months is as follows:

	June 30, 2023(1)	December 31, 2022
	(in thousands)
Engineered Products	$366,426	$322,452
Precision Products	101,941	134,903
Structures	230,440	263,581
Total Backlog	$698,807	$720,936
(1) The Company expects to recognize revenue on approximately 74% of backlog as of June 30, 2023 over the next twelve months.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 30, 2023 and July 1, 2022
(Unaudited)

5. RESTRUCTURING AND SEVERANCE COSTS

Restructuring and severance costs are included in restructuring and severance costs on the Company's Condensed Consolidated Statements of Operations and other unallocated expenses, net within in Note 4, Revenue and Segment Information.

Transformation Restructuring

In December 2022, the Company began a review of all businesses and programs to increase efficiencies, improve working capital management and focus on sustainable and consistent revenue and profit generating activities. As a result of this review, the Company identified areas to reduce annualized costs in the Precision Products segment and at Corporate through streamlining processes, consolidating the production of fuzes for the JPF program at its Middletown facility, discontinuing K-MAX® helicopter production and right-sizing the Company's total cost structure. In the three-month and six-month fiscal periods ended June 30, 2023, the Company incurred $0.3 million and $2.5 million, respectively, in severance costs associated with these actions. Of this amount, $0.3 million was related to share-based compensation expense in the six-month fiscal period ended June 30, 2023. No share-based compensation expense was recorded to restructuring and severance costs in the three-month fiscal period ended June 30, 2023.

The following table summarizes the accrual balances by cost type for the restructuring actions:

	Severance	Other(1)	Total
In thousands
Restructuring accrual balance at December 31, 2022(2)	$6,629	$—	$6,629
Provision	1,292	538	1,830
Cash payments	(5,163)	(538)	(5,701)
Changes in foreign currency exchange rates	31	—	31
Restructuring accrual balance at June 30, 2023	$2,789	$—	$2,789
(1) Includes costs associated with the consolidation of facilities.
(2) Of the above accrual balance, $1.0 million was included in other long-term liabilities on the Company's Condensed Consolidated Balance Sheets as of December 31, 2022. The remainder was included in other current liabilities.

Other Matters

The Company identified workforce reductions and other reductions in certain general and administrative expenses, which resulted in $1.9 million and $2.1 million in restructuring and severance costs in the three-month and six-month fiscal periods ended July 1, 2022, respectively.

In addition to the restructuring and severance costs discussed above, in both the three-month and six-month fiscal periods ended July 1, 2022, the Company incurred $1.0 million in other severance expense.

6. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	June 30, 2023	December 31, 2022
In thousands
Trade receivables	$48,289	$31,126
U.S. Government contracts:
Billed	12,091	14,150
Cost and accrued profit - not billed	2,021	661
Commercial and other government contracts
Billed	42,101	41,520
Cost and accrued profit - not billed	—	2,268
Less allowance for doubtful accounts	(2,772)	(2,066)
Accounts receivable, net	$101,730	$87,659

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 30, 2023 and July 1, 2022
(Unaudited)

6. ACCOUNTS RECEIVABLE, NET (CONTINUED)

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

The following table summarizes the activity in the allowance for doubtful accounts in the six-month fiscal period ended June 30, 2023:

In thousands
Balance at December 31, 2022	$(2,066)
Provision	(1,125)
Amounts written off	206
Recoveries	214
Changes in foreign currency exchange rates	(1)
Balance at June 30, 2023	$(2,772)

There were no amounts included in accounts receivable, net for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs at June 30, 2023 and December 31, 2022.

7. CONTRACT ASSETS, CONTRACT COSTS AND CONTRACT LIABILITIES

Activity related to contract assets, contract costs and contract liabilities was as follows:

	June 30, 2023	December 31, 2022	$ Change	% Change
In thousands
Contract assets	$106,381	$113,182	$(6,801)	(6.0)%

Contract costs, current portion(1)	$481	$695	$(214)	(30.8)%
Contract costs, noncurrent portion(2)	$643	$673	$(30)	(4.5)%

Contract liabilities, current portion	$7,826	$4,081	$3,745	91.8%
Contract liabilities, noncurrent portion	$19,624	$20,515	$(891)	(4.3)%
(1) Contract costs, current portion are included within other current assets on the Company's Condensed Consolidated Balance Sheets.
(2) Contract costs, noncurrent portion are included within other assets on the Company's Condensed Consolidated Balance Sheets.

Contract Assets

The decrease in contract assets was primarily due to amounts billed in the current period on the JPF program and higher unliquidated progress payments on our legacy fuzing contracts, partially offset by the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations for work performed and not yet billed on certain legacy fuzing contracts, the SH-2G program and a KARGO contract. There were no significant impairment losses related to the Company's contract assets during the three-month and six-month fiscal periods ended June 30, 2023 and July 1, 2022.

There were no amounts included in contract assets for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs at June 30, 2023 and December 31, 2022.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 30, 2023 and July 1, 2022
(Unaudited)

7. CONTRACT ASSETS, CONTRACT COSTS AND CONTRACT LIABILITIES (CONTINUED)

Contract Costs

At June 30, 2023 and December 31, 2022, costs to fulfill a contract were $1.1 million and $1.4 million, respectively. These amounts were included in other current assets and other assets on the Company's Condensed Consolidated Balance Sheets at June 30, 2023 and December 31, 2022. There were no costs to obtain a contract at June 30, 2023 and December 31, 2022.

Contract costs, current portion at June 30, 2023 decreased compared to the balance at December 31, 2022. This was primarily attributable to the amortization of contract costs. For the three-month and six-month fiscal periods ended June 30, 2023, amortization of contract costs was $0.1 million and $0.2 million, respectively. For the three-month and six-month fiscal periods ended July 1, 2022, amortization of contract costs was $0.2 million and $0.3 million, respectively.

Contract costs, noncurrent portion at June 30, 2023 remained relatively flat when compared to the balance at December 31, 2022.

Contract Liabilities

Contract liabilities, current portion at June 30, 2023 increased compared to the balance at December 31, 2022, primarily driven by the FireburstTM enhanced fuzing capability program and SH-2G program. Revenue recognized related to contract liabilities, current portion was $0.1 million and $0.6 million in the three-month and six-month fiscal periods ended June 30, 2023, respectively. Revenue recognized related to contract liabilities, current portion was $0.7 million and $1.2 million in the three-month and six-month fiscal periods ended July 1, 2022, respectively.

Contract liabilities, noncurrent portion at June 30, 2023 decreased compared to the balance at December 31, 2022 due to the reclassification of liabilities on the FireBurstTM enhanced fuzing capability program to contract liabilities, current portion. For the three-month and six-month fiscal periods ended June 30, 2023 and July 1, 2022, the Company did not recognize revenue against contract liabilities, noncurrent portion. Refer to Note 14, Commitments and Contingencies, for further information on the Company's offset agreements.

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

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value:

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
In thousands
Debt (1)	$583,500	$554,813	$562,500	$547,393
(1) These amounts are classified within Level 2.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 30, 2023 and July 1, 2022
(Unaudited)

8. FAIR VALUE MEASUREMENTS (CONTINUED)

The above fair values were computed based on quoted market prices and discounted future cash flows (observable inputs), as applicable. Differences from carrying values are attributable to interest rate changes subsequent to when the transactions occurred.

The fair values of cash and cash equivalents, accounts receivable, net and accounts payable - trade approximate their carrying amounts due to the short-term maturities of these instruments. The Company's cash and cash equivalents at June 30, 2023 and December 31, 2022 included $10.1 million and $0.1 million, respectively, of Level 1 money market funds.

Recurring Fair Value Measurements

The Company holds derivative instruments for foreign exchange contracts and interest rate swaps that are measured at fair value using observable market inputs such as forward rates and its counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy. At June 30, 2023, the interest rate swaps were included in other assets and other long-term assets on the Company's Condensed Consolidated Balance Sheets. At June 30, 2023 and December 31, 2022, the foreign exchange contracts were included in other current assets and other current liabilities on the Company's Condensed Consolidated Balance Sheets. Based on the Company's continued ability to trade and enter into forward contracts and interest rate swaps, the Company considers the markets for its fair value instruments to be active.

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of June 30, 2023, such credit risks had not had an adverse impact on the fair value of these instruments.

Nonrecurring Fair Value Measurements

In the three-month and six-month fiscal periods ended June 30, 2023, the Company incurred a $0.6 million impairment charge associated with the write-off of inventory related to the K-MAX® program. Refer to Note 10, Inventories, for further information.

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

Cash Flow Hedges

Interest Rate Swaps

The Company's Credit Agreement (as defined in Note 12, Debt) contains floating rate obligations and is subject to interest rate fluctuations. In late 2022, the Company entered into interest rate swap agreements with a notional value of $200.0 million, effective January 1, 2023, for the purposes of hedging the eight quarterly variable-rate Credit Agreement interest payments due in 2023 and 2024. These interest rate swap agreements were designated as cash flow hedges and intended to manage interest rate risk associated with the Company's variable-rate borrowings and minimize the impact on earnings and cash flows of interest rate fluctuations attributable to changes in the Secured Overnight Financing Rate ("SOFR"). These interest rate swaps were not material to the Company's Condensed Consolidated Financial Statements as of and for the three-month and six-month fiscal periods ended June 30, 2023. Over the next twelve months, the income related to cash flow hedges expected to be reclassified from other comprehensive income is $1.3 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 30, 2023 and July 1, 2022
(Unaudited)

9. DERIVATIVE FINANCIAL INSTRUMENTS

Forward Exchange Contracts

The Company holds forward exchange contracts designed to hedge forecasted transactions denominated in foreign currencies and to minimize the impact of foreign currency fluctuations on the Company’s earnings and cash flows. These contracts were not material to the Company's Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022. The activity related to these contracts was not material to the Company's Condensed Consolidated Financial Statements for the three-month and six-month fiscal periods ended June 30, 2023 and July 1, 2022.

10. INVENTORIES

Inventories consisted of the following:

	June 30, 2023	December 31, 2022
In thousands
Raw materials	$29,820	$24,572
Contracts and other work in process (including certain general stock materials)	127,913	107,803
Finished goods	35,052	40,008
Inventories	$192,785	$172,383

There were no amounts included in inventories associated with matters such as contract changes, negotiated settlements and claims for unanticipated contract costs at June 30, 2023 and December 31, 2022.

At June 30, 2023 and December 31, 2022, $22.2 million and $24.7 million, respectively, of K-MAX® inventory was included in contracts and other work in process inventory and finished goods on the Company's Condensed Consolidated Balance Sheets. Management believes that approximately $20.0 million of the K-MAX® inventory will be sold after June 30, 2024, based upon the requirements to support the fleet for the foreseeable future. In December 2022, the Company began a review of all businesses and programs to increase efficiencies, improving working capital management and focus on sustainable and consistent revenue and profit generating activities. As a result, the Company determined it would discontinue K-MAX® aircraft production and wrote off $44.5 million of inventory associated with the program as of December 31, 2022. Additionally, production material for the K-MAX® includes long lead parts, which the Company evaluates for alternative use as received. Any write-offs related to these parts are not expected to have a material adverse effect on the Company's results of operations or financial position. Inventory write-offs for both the three-month and six-month fiscal periods ended June 30, 2023 were $0.6 million.

At June 30, 2023 and December 31, 2022, $6.0 million and $6.2 million, respectively, of SH-2G(I) inventory was included in contracts and other work in process inventory on the Company's Condensed Consolidated Balance Sheets. Management believes that approximately $4.8 million of the SH-2G(I) inventory will be sold after June 30, 2024. This balance represents spares requirements and inventory to be used on SH-2G programs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 30, 2023 and July 1, 2022
(Unaudited)

11. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for each reportable segment and for the Company:

	Engineered Products	Precision Products	Structures	Total
In thousands
Gross balance at December 31, 2022	$363,785	$41,375	$66,559	$471,719
Accumulated impairment	—	(25,306)	(66,559)	(91,865)
Net balance at December 31, 2022	363,785	16,069	—	379,854
Additions	1,487	—	—	1,487
Impairments	—	—	—	—
Foreign currency translation	1,630	—	—	1,630
Ending balance at June 30, 2023	$366,902	$16,069	$—	$382,971

Accumulated impairment at end of period	$—	$(25,306)	$(66,559)	$(91,865)

Other Intangible Assets

Other intangible assets consisted of:

		At June 30,		At December 31,
		2023		2022
	Amortization Period	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
In thousands
Customer lists / relationships	6-38 years	$363,965	$(48,187)	$363,549	$(41,695)
Developed technologies	7-20 years	45,183	(19,688)	45,028	(17,508)
Trademarks / trade names	15-40 years	16,774	(3,508)	16,681	(3,153)
Non-compete agreements and other	1-15 years	17,365	(13,631)	17,336	(7,974)
Patents	17 years	551	(491)	551	(484)
Total intangible assets		$443,838	$(85,505)	$443,145	$(70,814)

12. DEBT

Credit Agreement

On June 21, 2023 (the "Closing Date"), the Company closed an amended and restated $740.0 million Credit Agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as Administrative Agent and as Collateral Agent. The Credit Agreement amends and restates the Company's previously existing credit facility in its entirety to, among other things: (i) extend the maturity date to June 21, 2028; (ii) reduce the aggregate amount of revolving commitments from $800.0 million to $740.0 million; (iii) modify the financial covenants set forth in Article 6 of the previously existing credit facility; and (iv) effectuate certain additional modifications set forth in the previously existing facility, including its pricing. Capitalized terms used but not defined within this discussion of the Credit Agreement have the meanings ascribed thereto in the Credit Agreement, which with amendments is included as Exhibit 10.5 in this Quarterly Report on Form 10-Q.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 30, 2023 and July 1, 2022
(Unaudited)

12. DEBT (CONTINUED)

Credit Agreement - continued

The financial covenants associated with the Credit Agreement require that (i) the Consolidated Total Net Leverage Ratio, as defined by the Credit Agreement, cannot be greater than 5.00 to 1.00 for any quarter ending on or after the Closing Date through the third quarter of 2023, 4.75 to 1.00 for each quarter ending thereafter through the third quarter of 2024, 4.50 to 1.00 for each quarter ending thereafter through the third quarter of 2025 and 4.00 to 1.00 for each quarter ending thereafter. The Company may elect to increase the Consolidated Total Net Leverage Ratio by 0.50 to 1.00 if the Company consummates a Material Permitted Investment, which shall not exceed 5.00 to 1.00 for each of the four consecutive quarters that included the fiscal quarter in which the Material Permitted Investment is consummated. As of June 30, 2023, the Consolidated Total Net Leverage Ratio was 3.70, as calculated in accordance with the Credit Agreement.

In addition to the Consolidated Total Net Leverage Ratio, as defined in the Credit Agreement and discussed above, the financial covenants associated with the Credit Agreement also include a requirement that (i) the Interest Coverage Ratio cannot be less than 3.00 to 1.00; and (ii) Liquidity cannot be less than (a) an amount equal to 50% of the aggregate principal amount of the Convertible Notes as of the last day of the third quarter of 2023 and (b) an amount equal to 100% of the aggregate principal of the 2024 Convertible Notes in the fourth quarter of 2023 and the first quarter of 2024. The Company was in compliance with these financial covenants as of and for the quarter ended June 30, 2023, and management does not anticipate noncompliance in the foreseeable future.

Interest rates on amounts outstanding under the Credit Agreement are variable based on the SOFR. The interest rate at June 30, 2023 was 6.80%. We are required to pay a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.200% to 0.350% per annum, based on the Senior Secured Net Leverage Ratio. Fees for outstanding letters of credit range from 1.375% to 2.250%, based on the Senior Secured Net Leverage Ratio. At June 30, 2023, $384.0 million was outstanding under the revolving credit facility and total average bank borrowings were $393.8 million during the six-month fiscal period ended June 30, 2023. Total average bank borrowings were $120.7 million during the year ended December 31, 2022.

The following table shows the amounts available for borrowing under the Company's revolving credit facility:

	June 30, 2023	December 31, 2022
In thousands
Total facility	$740,000	$800,000
Amounts outstanding, excluding letters of credit	384,000	363,000
Amounts available for borrowing, excluding letters of credit	356,000	437,000
Letters of credit under the credit facility(1)(2)	52,693	51,630
Amounts available for borrowing	$303,307	$385,370

Amounts available for borrowing subject to EBITDA, as defined by the Credit Agreement(3)	$151,126	$199,106
(1) The Company has entered into standby letters of credit issued on the Company's behalf by financial institutions, and directly issued guarantees to third parties primarily related to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit generally are available for draw down in the event the Company does not perform its obligations.
(2) Of these amounts, $47.3 million and $46.1 million in letters of credit relate to a JPF DCS contract in the periods ended June 30, 2023 and December 31, 2022, respectively.
(3) The Company's Convertible Notes will mature in 2024. The Company is currently assessing potential options for the refinancing of these instruments prior to their scheduled maturity. With the extension of the Credit Agreement, the Company maintained sufficient capacity to use proceeds from this facility to repay the Convertible Notes. The amounts available for borrowing subject to EBITDA represents amounts available for borrowing after considering the Company's total debt obligations including its Credit Agreement and Convertible Notes.

Debt issuance costs in connection with the Credit Agreement have been capitalized. The Company incurred $4.8 million of debt issuance costs in connection with the amendment of the Credit Agreement in 2023, which are being amortized over the term of the agreement with the debt issuance costs associated with the previous existing credit facility for lenders that remained in the Credit Agreement. In the second quarter of 2023, the Company recorded a write-off of debt issuance costs of $0.6 million related to lenders that are no longer participating in the Credit Agreement. Total amortization expense for the three-month fiscal periods ended June 30, 2023 and July 1, 2022 was $0.6 million and $0.3 million, respectively. Total amortization expense for the six-month fiscal periods ended June 30, 2023 and July 1, 2022 was $1.2 million and $0.5 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 30, 2023 and July 1, 2022
(Unaudited)

13. PENSION PLANS

Components of net pension cost for the Qualified Pension Plan and Supplemental Employees’ Retirement Plan ("SERP") were as follows:

	For the Three Months Ended
	Qualified Pension Plan		SERP
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
In thousands
Service cost	$1,441	$882	$—	$—
Interest cost on projected benefit obligation	7,342	4,349	44	22
Expected return on plan assets	(9,597)	(10,564)	—	—
Amortization of net loss	1,972	1,154	—	15
Net pension cost (income)	$1,158	$(4,179)	$44	$37

	For the Six Months Ended
	Qualified Pension Plan		SERP
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
In thousands
Service cost	$2,891	$1,682	$—	$—
Interest cost on projected benefit obligation	14,592	8,599	88	44
Expected return on plan assets	(19,147)	(21,089)	—	—
Amortization of net loss	3,847	2,129	—	30
Net pension cost (income)	$2,183	$(8,679)	$88	$74

No contributions have been or are expected to be made to the qualified pension plan during 2023. The Company contributed $0.3 million to the SERP through the end of the second quarter of 2023 and plans to contribute an additional $0.2 million to the SERP in 2023. No contributions were made to the qualified pension plan during 2022. For the 2022 plan year, the Company contributed $0.5 million to the SERP.

14. COMMITMENTS AND CONTINGENCIES

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

The Company's estimate of its portion of the cost to assess the environmental conditions and remediate this site is $2.3 million, all of which has been accrued. The remediation has been nearly completed and the Company continues to monitor the results of the remediation. The total amount paid to date in connection with these environmental remediation activities is $1.8 million. At June 30, 2023, the Company had $0.5 million accrued for these environmental remediation activities. A portion ($0.1 million) of the accrual related to this property is included in other current liabilities and the balance is included in other long-term liabilities. The remaining balance of the accrual reflects the total anticipated cost of completing these environmental remediation activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 30, 2023 and July 1, 2022
(Unaudited)

14. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Bloomfield Property

In connection with the Company’s 2008 purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation had leased from NAVAIR, the Company assumed responsibility for environmental remediation at the facility as may be required under the Transfer Act and is currently remediating the property under the guidance of the Connecticut Department of Environmental Protection. The assumed environmental liability of $10.3 million was determined by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8%. This remediation process will take many years to complete. The total amount paid to date in connection with these environmental remediation activities is $15.5 million. At June 30, 2023, the Company had $2.2 million accrued for these environmental remediation activities. A portion ($0.1 million) of the accrual related to this property is included in other current liabilities, and the balance is included in other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

Offset Agreement

The Company has entered into offset agreements as a condition to obtaining orders from a Middle Eastern customer for the Company's JPF product. Offset agreements are designed to return economic value to the foreign country by requiring the Company to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. Such agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects and the purchase by third parties of supplies from in-country vendors. The agreements may also be satisfied through the Company's use of cash for activities, such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. At June 30, 2023, the aggregate amount of the Company's offset agreements had an outstanding notional value of approximately $220.9 million, which is equal to sixty percent of the value of the contracts as defined by the agreement between the customer and the Company. The amount ultimately applied against offset agreements is based on negotiations with the customer and may require cash outlays that represent only a fraction of the notional value in the offset agreement.

The Company continues to work with the customer to further define the requirements to satisfy the offset agreements. In February 2023, the Company announced that it received a Business Plan Approval Letter to establish a manufacturing and final assembly facility in collaboration with an in-country vendor, which will enhance the technological capabilities available in this country. Offset programs typically extend over several years and may provide for penalties in the event the Company fails to perform according to offset requirements. The satisfaction of the offset requirements will be determined by the customer. In the event the offset requirements of the contracts are not met, the Company could be liable for potential penalties up to $18.8 million payable to the customer. Failure to satisfy the offset requirements could also negatively impact the Company's ability to attract future orders from this customer. The Company considers these potential penalties to be a reduction to the transaction price in its determination of the value of the performance obligations within these contracts. At June 30, 2023, $18.8 million in contract liabilities associated with the potential penalties of the offset requirements were included on the Company's Condensed Consolidated Balance Sheets.

Guarantees

During 2020, the Company and the USG entered into a Guaranty Agreement, pursuant to which the Company agreed to guarantee the full, complete and satisfactory performance of its subsidiary, Kaman Precision Products, Inc. ("KPPI") under all current and future contracts with the USG. As of the date of this filing, the only contract in place between KPPI and the USG relates to the production and sale of the JPF. KPPI fulfilled the requirements of Option 16 in the second quarter of 2023 and the USG has indicated that they will not award the Company any future options. The guaranty will remain in effect until the USG has confirmed that the Company has completed all obligations and the Company requests the expiration. The guaranty was provided in lieu of a periodic financial capability review by the Financial Capacity Team ("FCT") of the Defense Contract Management Agency ("DCMA"). The Company is unable to estimate the maximum potential amount of future payments under the guaranty as it is dependent on costs incurred by the USG in the event of default. Although the Company believes the risk of default is low given the maturity and operational performance of the JPF program, there can be no assurance that the guaranty will not have a material adverse effect on the Company's results of operations, financial position and cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 30, 2023 and July 1, 2022
(Unaudited)

14. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Guarantees - continued

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
In thousands, except per share amounts
Net earnings	$5,255	$3,774	$4,486	$7,649

Basic:
Weighted average number of shares outstanding	28,203	28,005	28,160	27,977
Basic earnings per share	$0.19	$0.13	$0.16	$0.27

Diluted:
Weighted average number of shares outstanding	28,203	28,005	28,160	27,977
Weighted average shares issuable on exercise of dilutive stock options	152	54	151	94
Total	28,355	28,059	28,311	28,071

Diluted earnings per share	$0.19	$0.13	$0.16	$0.27

Equity awards

For the three-month and six-month fiscal periods ended June 30, 2023, respectively, 635,173 and 666,911 shares issuable under equity awards granted to employees were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the periods. For the three-month and six-month fiscal periods ended July 1, 2022, respectively, 720,540 and 682,971 shares issuable under equity awards granted to employees were excluded from the calculation of diluted earnings per share as they were anti-dilutive based on the average stock price during the periods.

Convertible Notes

For both three-month and six-month fiscal periods ended June 30, 2023 and July 1, 2022, 3,056,879 shares issuable under Convertible Notes due 2024 were excluded from the diluted earnings per share calculation because their effect was antidilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 30, 2023 and July 1, 2022
(Unaudited)

16. SHARE-BASED ARRANGEMENTS

The Company accounts for stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs") and performance stock units ("PSUs") as equity awards and measures the cost of all share-based payments, including stock options, at fair value on the grant date and recognizes this cost in the statement of operations. The Company also has an employee stock purchase plan, which is accounted for as a liability award. Compensation expense for stock options, RSAs, RSUs and PSUs is recognized on a straight-line basis over the vesting period of the awards. Throughout the course of the vesting period, the Company monitors the achievement level for the return on invested capital ("ROIC") metric of the PSUs compared to the ROIC target and adjusts the number of shares expected to be earned, and the related compensation expense recorded thereafter, to reflect the most probable outcome. The PSUs granted in 2023 and 2022 assumed a 100% achievement level. Share-based compensation expense recorded for the three-month and six-month fiscal periods ended June 30, 2023 was $1.9 million and $3.9 million, respectively. For the six-month fiscal period ended June 30, 2023, $0.3 million was recorded to restructuring and severance costs and the remaining amount was recorded to selling, general and administrative expenses on the Company's Condensed Consolidated Statements of Operations. No share-based compensation expense was recorded to restructuring and severance costs in the three-month fiscal period ended June 30, 2023. Share-based compensation expense recorded for the three-month and six-month fiscal periods ended July 1, 2022 was $2.7 million and $4.8 million, respectively. Of these amounts, $0.1 million was recorded to restructuring and severance costs in both periods, and the remaining amount was recorded to selling, general and administrative expenses on the Company's Condensed Consolidated Statements of Operations.

Stock option activity was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023		June 30, 2023
	Options	Weighted - average exercise price	Options	Weighted - average exercise price
Options outstanding at beginning of period	686,721	$54.51	710,782	$54.12
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited or expired	(70,979)	$56.22	(95,040)	$52.89
Options outstanding at June 30, 2023	615,742	$54.31	615,742	$54.31

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. No options were granted in the six-month fiscal periods ended June 30, 2023 and July 1, 2022.

Restricted stock award and restricted stock unit activity were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023		June 30, 2023
	Restricted Stock	Weighted- average grant date fair value	Restricted Stock	Weighted- average grant date fair value
Restricted Stock outstanding at beginning of period	195,267	$34.51	159,521	$45.78
Granted	38,232	$22.76	140,832	$24.57
Vested	(2,244)	$34.98	(64,732)	$46.71
Forfeited or expired	(4,059)	$31.70	(8,425)	$39.89
Restricted Stock outstanding at June 30, 2023	227,196	$32.58	227,196	$32.58

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 30, 2023 and July 1, 2022
(Unaudited)

16. SHARE-BASED ARRANGEMENTS (CONTINUED)

Performance stock unit activity was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023		June 30, 2023
	Performance Stock	Weighted- average grant date fair value	Performance Stock	Weighted- average grant date fair value
Performance Stock outstanding at beginning of period	320,184	$44.95	172,144	$60.44
Granted	—	$—	178,385	$32.03
Vested	—	$—	—	$—
Forfeited or expired	(5,632)	$42.32	(35,977)	$54.60
Performance Stock outstanding at June 30, 2023	314,552	$45.00	314,552	$45.00

The fair value of the PSUs based on total shareholder return ("TSR") was estimated on the date of grant using a Monte-Carlo simulation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	For the Six Months Ended
	June 30, 2023	July 1, 2022
Expected term (years)	2.9	2.9
Expected volatility	41.2%	39.4%
Risk-free interest rate	4.4%	1.7%
Expected dividend yield	3.3%	1.9%
Per share fair value of performance stock granted	$38.83	$68.10

17. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in shareholders’ equity for the three-month and six-month fiscal periods ended June 30, 2023, and July 1, 2022, were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
In thousands
Beginning balance(1)	$679,983	$785,719	$680,756	$795,453
Comprehensive income (loss)	9,584	(5,587)	12,443	(6,168)
Dividends declared (per share of common stock, $0.20 and $0.20 and $0.40 and $0.40, respectively)	(5,638)	(5,597)	(11,265)	(11,187)
Employee stock plans and related tax benefit	475	481	970	1,266
Purchase of treasury shares	—	(123)	(503)	(698)
Share-based compensation expense	1,925	2,730	3,928	4,811
Impact of change in accounting standard(2)	—	—	—	(5,854)
Ending balance	$686,329	$777,623	$686,329	$777,623
(1) For the three-month and six-month fiscal periods ended July 1, 2022, the Company revised its previously issued financial statements for errors related to (1) the accounting for certain labor costs at one business in the Precision Products segment and (2) the net realizable value on certain portions of the Company's inventory at another business in the Structures segment. The impact of these items on the beginning shareholders' equity and accumulated other comprehensive income balances noted above was approximately $1.0 million and $0.9 million, respectively. Refer to Note 2, Accounting Changes, for further information.
(2) At January 1, 2022, the Company adopted Accounting Standard Update 2020-06, "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity" ("ASU 2020-06"). Refer to Note 1, Summary of Significant Accounting Policies, of the Company's Annual Report on Form 10-K for the year ended December 31, 2022 for further information on the adoption of ASU 2020-06.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 30, 2023 and July 1, 2022
(Unaudited)

17. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (CONTINUED)

The components of accumulated other comprehensive income (loss) are shown below:

	For the Three Months Ended
	June 30, 2023	July 1, 2022
In thousands
Foreign currency translation:
Beginning balance	$467	$3,547
Net gain (loss) on foreign currency translation	931	(10,254)
Other comprehensive income (loss), net of tax	931	(10,254)
Ending balance	$1,398	$(6,707)

Pension and other post-retirement benefits(1):
Beginning balance	$(154,909)	$(119,395)
Amortization of net loss, net of tax expense of $457 and $269, respectively	1,515	900
Other comprehensive income, net of tax	1,515	900
Ending balance	$(153,394)	$(118,495)

Derivative instruments(2):
Beginning balance	$(351)	$7
Gain on derivative instruments, net of tax expense of $632 and $0, respectively	2,098	—
Reclassification to net income, net of tax benefit of $(64) and $0, respectively	(215)	(7)
Other comprehensive income (loss), net of tax	1,883	(7)
Ending balance	$1,532	$—

Total accumulated other comprehensive loss	$(150,464)	$(125,202)
(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
(See Note 13, Pension Plans, for additional information.)
(2) See Note 9, Derivative Financial Instruments, for additional information regarding derivative instruments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the three-month and six-month fiscal periods ended June 30, 2023 and July 1, 2022
(Unaudited)

17. SHAREHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (CONTINUED)

	For the Six Months Ended
	June 30, 2023	July 1, 2022
In thousands
Foreign currency translation:
Beginning balance	$(2,071)	$8,765
Net gain (loss) on foreign currency translation	3,469	(15,472)
Other comprehensive income (loss), net of tax	3,469	(15,472)
Ending balance	$1,398	$(6,707)

Pension and other post-retirement benefits(1):
Beginning balance	$(156,350)	$(120,157)
Amortization of net loss, net of tax expense of $891 and $497, respectively	2,956	1,662
Other comprehensive income, net of tax	2,956	1,662
Ending balance	$(153,394)	$(118,495)

Derivative instruments(2):
Beginning balance	$—	$7
Gain on derivative instruments, net of tax expense of $554 and $0, respectively	1,838	—
Reclassification to net income, net of tax benefit of $(92) and $0, respectively	(306)	(7)
Other comprehensive income (loss), net of tax	1,532	(7)
Ending balance	$1,532	$—

Total accumulated other comprehensive loss	$(150,464)	$(125,202)
(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.
(See Note 13, Pension Plans, for additional information.)
(2) See Note 9, Derivative Financial Instruments, for additional information regarding derivative instruments.

18. INCOME TAXES

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022

Effective Income Tax Rate	28.7%	11.3%	29.9%	18.6%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the period. The increase in the effective tax rate for the three-month and six-month fiscal periods ended June 30, 2023 as compared to the corresponding rates in the prior year periods was primarily driven by a charge to record additional valuation allowances relating to the Company’s state tax loss carryforwards. This charge was partially offset by a benefit relating to the reversal of uncertain tax positions.

19. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of these financial statements. No material subsequent events were identified that require disclosure.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to provide readers of our condensed consolidated financial statements with the perspectives of management. It presents, in narrative and tabular form, information regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results, and is designed to enable the readers of this report to obtain an understanding of our businesses, strategies, current trends and future prospects. It should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 Form 10-K") and the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

Executive Summary

Consolidated net sales increased by 21.4% to $195.2 million compared to the prior year period, due to an 8.2% increase in organic sales, primarily driven by our Engineered Products segment, and $21.2 million in sales from our Aircraft Wheel and Brake acquisition. Gross margin as a percentage of sales increased in the quarter to 37.0% compared to 32.2% in the prior year period, due to the addition of gross profit associated with our Aircraft Wheel and Brake acquisition and improved performance on our bearings and PMA aftermarket products. Selling, general and administrative expenses ("S,G&A") increased by 5.9% primarily due to the addition of S,G&A from Aircraft Wheel and Brake, partially offset by lower corporate development costs and lower compensation and benefit costs as we realize the savings from our cost reduction initiatives announced earlier in the year. Operating income in the period increased as a result of the drivers discussed above, partially offset by a $4.8 million increase in intangible asset amortization expense driven by the Aircraft Wheel and Brake acquisition.

Other financial highlights

•Net earnings were $5.3 million in the three-month fiscal period ended June 30, 2023, $1.5 million higher than the comparable fiscal period in the prior year, The increase in net earnings was primarily driven by higher operating income resulting from the contribution of Aircraft Wheel and Brake and improved performance, partially offset by an increase in interest expense and lower non-service pension and post-retirement benefit income. The resulting GAAP diluted earnings per share was $0.19 in the three-month fiscal period ending June 30, 2023, compared to earnings per share of $0.13 in the prior year period.
•Net earnings were $4.5 million in the six-month fiscal period ended June 30, 2023, $3.2 million lower than the comparable fiscal period in the prior year. This decrease in net earnings was primarily driven by an increase in interest expense and lower non-service pension and post-retirement benefit income, partially offset by higher operating income resulting from the contribution of Aircraft Wheel and Brake and improved performance. The resulting GAAP diluted earnings per share was $0.16 in the six-month fiscal period ending June 30, 2023, respectively, compared to earnings per share of $0.27 in the prior year period.
•Cash provided by operating activities during the six-month fiscal period ended June 30, 2023, was $18.8 million, a $45.8 million improvement over cash used in the comparable period in 2022. This change was largely driven by improved performance, income tax refunds received in the current period and the timing of payments.

•Total unfulfilled performance obligations ("backlog") decreased 3.1% to $698.8 million compared to total backlog at December 31, 2022, driven by revenue recognized in the period, partially offset by new orders in the Engineered Products segment.

Recent events

•In June 2023, we amended and restated our Credit Agreement providing an aggregate amount of revolving commitments of $740.0 million. Pricing and financial covenants remained relatively unchanged from our previously existing credit facility.
•In June 2023, we sold a K-MAX® medium-to-heavy lift helicopter to Rotex Helicopter.

Impacts from Current Economy

We are currently operating in a period of global economic uncertainty, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Ukraine and Russia, continuing U.S. sanctions on China's microchip manufacturing, inflation and rising interest rates. U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions, including the military conflict in Ukraine and the resulting sanctions imposed on Russia. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in credit and capital markets, increases in commodity prices, supply chain interruptions, as well as the potential for increased risk of cyber disruptions. We are continuing to monitor the situation in Ukraine, including its global effects, and assessing its potential impact on our business, including the timing of our sales as certain customers purchase safety stock for their own supply chains. As of the date of this filing, we have not been materially impacted by the ongoing military conflict in Ukraine. It is impossible to predict the extent to which our operations, or those of our customers or suppliers, will be impacted, or the ways in which the conflict may impact our business, cash flows or results of operations.

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

RESULTS OF OPERATIONS

Refer to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Quarterly Report on Form 10-Q for the period ended July 1, 2022 for a discussion of changes for the earliest periods presented.

Net Sales

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
	(in thousands)
Net sales	$195,158	$160,766	$389,700	$318,814
$ change	34,392	(21,628)	70,886	(35,196)
% change	21.4%	(11.9)%	22.2%	(9.9)%

Acquisition sales	21,202	—	39,745	—
Organic sales	$173,956	$160,766	$349,955	$318,814
$ change	13,190		31,141
% change	8.2%		9.8%

For the Three Months Ended

Net sales for the three-month fiscal period ended June 30, 2023 increased when compared to the corresponding period in 2022, attributable to an 8.2% increase in organic sales and $21.2 million in sales from our Aircraft Wheel and Brake acquisition. The increase in organic sales was driven by $22.5 million in higher organic sales at the Engineered Products segment and a $3.9 million increase in sales at the Structures segment, partially offset by lower sales at our Precision Products segment. Foreign currency exchange rates relative to the U.S. dollar had a favorable impact of $0.8 million on net sales. See Segment Results of Operations and Financial Condition below for further discussion of segment net sales.

The table below summarizes the changes in organic net sales by product line for the three-month fiscal period ended June 30, 2023, compared to the corresponding period in 2022.

Product Line	Increase (Decrease)	$ (in millions)	%
Defense	↑	$6.5	20.2%
Safe and Arm Devices	↓	$(11.2)	(52.0)%
Commercial, Business and General Aviation	↑	$15.2	25.0%
Medical	↑	$2.4	9.7%
Industrial	↑	$0.3	1.2%

For the Six Months Ended

Net sales for the six-month fiscal period ended June 30, 2023 increased when compared to the corresponding period in 2022, attributable to a 9.8% increase in organic sales and $39.7 million in sales from our Aircraft Wheel and Brake acquisition. The increase in organic sales was driven by $45.9 million in higher organic sales at the Engineered Products segment and an $8.1 million increase in sales at the Structures segment, partially offset by lower sales at our Precision Products segment. Foreign currency exchange rates relative to the U.S. dollar had an unfavorable impact of $0.5 million on net sales. See Segment Results of Operations and Financial Condition below for further discussion of segment net sales.

The table below summarizes the changes in organic net sales by product line for the six-month fiscal period ended June 30, 2023, compared to the corresponding period in 2022.

Product Line	Increase (Decrease)	$ (in millions)	%
Defense	↑	$12.4	19.6%
Safe and Arm Devices	↓	$(22.3)	(37.9)%
Commercial, Business and General Aviation	↑	$34.1	31.7%
Medical	↑	$6.2	12.8%
Industrial	↑	$0.7	1.6%

Gross Profit

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
	(in thousands)
Gross profit	$72,242	$51,739	$138,835	$102,132
$ change	20,503	(10,377)	36,703	(12,753)
% change	39.6%	(16.7)%	35.9%	(11.1)%
% of net sales	37.0%	32.2%	35.6%	32.0%

For the Three Months Ended

Gross profit increased for the three-month fiscal period ended June 30, 2023, as compared to the corresponding period in 2022. This increase was primarily attributable to the addition of gross profit from our Aircraft Wheel and Brake acquisition and higher sales and gross profit on our bearings products, PMA aftermarket parts and on our Sikorsky UH-60 BLACK HAWK program and improved performance on our springs, seals and contacts. These increases, totaling $26.0 million, were partially offset by lower sales and gross profit on our joint programmable fuze ("JPF") program and the write-off of $0.6 million in long lead parts received in the current period for the K-MAX® program which have no alternative use.

Gross profit as a percentage of sales increased for the three-month fiscal period ended June 30, 2023, as compared to the corresponding period in 2022. This increase was primarily attributable to the addition of gross profit from our Aircraft Wheel and Brake acquisition and improved performance on our bearings products, PMA aftermarket parts and Sikorsky UH-60 BLACK HAWK program. These changes were partially offset by cost growth on certain memory, measuring and composites programs and the write-off of the long lead parts associated with the K-MAX® program discussed above.

For the Six Months Ended

Gross profit increased for the six-month fiscal period ended June 30, 2023, as compared to the corresponding period in 2022. This increase was primarily attributable to the addition of gross profit associated with our Aircraft Wheel and Brake acquisition, higher sales and gross profit on our bearings products, and PMA aftermarket parts and higher gross profit on our K-MAX® program. These increases, totaling $44.5 million, were partially offset by lower sales and gross profit on our JPF program and the write-off of $0.6 million in long lead parts received in the current period for the K-MAX® program which have no alternative use.

Gross profit as a percentage of sales increased for the six-month fiscal period ended June 30, 2023, as compared to the corresponding period in 2022. This increase was primarily attributable to the addition of gross profit associated with products at Aircraft Wheel and Brake and improved performance on our bearings products, PMA aftermarket parts and K-MAX® spares and support. These changes were partially offset by cost growth on certain fuzing, memory and measuring, and composite programs and the write-off of the long lead parts associated with the K-MAX® program discussed above.

Selling, General & Administrative Expenses (S,G&A)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
	(in thousands)
S,G&A	$41,566	$39,250	$85,264	$78,971
$ change	2,316	531	6,293	2,124
% change	5.9%	1.4%	8.0%	2.8%
% of net sales	21.3%	24.4%	21.9%	24.8%

S,G&A increased for the three-month and six-month fiscal periods ended June 30, 2023, when compared to the corresponding periods in 2022, primarily attributable to the addition of S,G&A from Aircraft Wheel and Brake and costs associated with integration and implementation activities of $1.0 million and $1.8 million respectively. These costs were partially offset by lower corporate development costs of $2.4 million and $2.5 million, respectively. Additionally, in the six-month fiscal period we had lower compensation and benefit costs as we realize savings associated with our restructuring activities announced earlier in the year.

Restructuring and Severance Costs

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
	(in thousands)
Restructuring and severance costs	$272	$2,927	$2,462	$3,096

In December 2022, the Company began a review of all businesses and programs to increase efficiencies, improve working capital management and focus on sustainable and consistent revenue and profit generating activities. As a result of this review, the Company identified areas to reduce annualized costs in the Precision Products segment and at Corporate through streamlining processes, consolidating the production of fuzes for the JPF program at its Middletown facility, discontinuing K-MAX® helicopter production and right-sizing the Company's total cost structure. In connection with these restructuring actions, the Company currently expects to incur approximately $10.0 to $12.0 million in total pre-tax restructuring charges, consisting of approximately $9.0 to $10.0 million of cash expenditures relating to various headcount reduction and personnel initiatives and approximately $1.0 to $2.0 million of cash expenditures relating to facility closing costs, which we anticipate will generate approximately $25.0 million in total annualized costs savings by 2024. In the three-month and six-month fiscal periods ended June 30, 2023, the Company incurred $0.3 million and $2.5 million in severance costs associated with these actions. Since the announcement of these actions, we have incurred $9.1 million in costs through June 30, 2023.

Operating Income

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
	(in thousands)
Operating income	$17,570	$1,912	$25,247	$4,775
$ change	15,658	(13,090)	20,472	(15,704)
% change	818.9%	(87.3)%	428.7%	(76.7)%
% of net sales	9.0%	1.2%	6.5%	1.5%

Operating income increased for the three-month and six-month fiscal periods ended June 30, 2023, as compared to the corresponding periods in 2022. These increases were primarily driven by higher operating income at the Engineered Products segment, a decrease in benefit costs and lower corporate development costs, partially offset by lower operating income at the Precision Products segment. See Segment Results of Operations and Financial Condition below for further discussion of segment operating income.

Interest Expense, Net

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
	(in thousands)
Interest expense, net	$10,340	$1,993	$19,944	$4,474

Interest expense, net, generally consists of interest charged on our Credit Agreement, which includes a revolving credit facility, our convertible notes and the amortization of debt issuance costs, offset by interest income. Interest expense, net for the three-month and six-month fiscal periods ended June 30, 2023 increased when compared to the corresponding periods in 2022, primarily due to increases of $6.6 million and $12.5 million, respectively, in interest expense on our revolving credit facility as a result of higher borrowings, the write-off of $0.6 million in debt issuance costs associated with the amendment of our Credit Agreement in the second quarter of 2023 and higher interest expense associated with our deferred compensation plan.

Effective Income Tax Rate

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022

Effective income tax rate	28.7%	11.3%	29.9%	18.6%

The effective income tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the period. The increase in the effective tax rate for the three-month and six-month fiscal periods ended June 30, 2023 as compared to the corresponding rates in the prior year periods was primarily driven by a charge to record additional valuation allowances relating to the Company’s state tax loss carryforwards. This charge was partially offset by a benefit relating to the reversal of uncertain tax positions.

SEGMENT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Engineered Products Segment

Results of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
	(in thousands)
Net sales	$133,513	$89,765	$256,839	$171,217
$ change	43,748	10,809	85,622	20,482
% change	48.7%	13.7%	50.0%	13.6%

Operating income	$30,542	$15,467	$49,898	$26,509
$ change	15,075	5,709	23,389	11,845
% change	97.5%	58.5%	88.2%	80.8%
% of net sales	22.9%	17.2%	19.4%	15.5%

Net Sales

Net sales for the three-month and six-month fiscal periods ended June 30, 2023 increased compared to the corresponding periods in 2022, driven by higher sales volume of bearings products across each of our product lines, PMA aftermarket parts and springs, seals and contacts used in medical applications and $21.2 million and $39.7 million in revenue, respectively, from our newly-acquired Aircraft Wheel and Brake division. For the three-month fiscal period ended June 30, 2023, foreign currency exchange rates relative to the U.S. dollar had a favorable impact of $0.8 million on net sales, while foreign currency exchanges rates in the six-month fiscal period ended June 30, 2023 had an unfavorable impact of $0.5 million.

Operating Income

Operating income for the three-month and six-month fiscal periods ended June 30, 2023 increased when compared to the corresponding periods in 2022, primarily due to the contribution of gross profit from our Aircraft Wheel and Brake acquisition, higher sales and associated gross profit on our commercial and defense bearings products, PMA aftermarket parts and our seals, springs and contacts. These increases in gross profit, totaling $24.5 million and $43.1 million, respectively, were partially offset by the addition of S,G&A and $4.8 million and $9.6 million, respectively, in intangible asset amortization from Aircraft Wheel and Brake.

Precision Products Segment

Results of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
	(in thousands)
Net sales	$28,059	$41,267	$66,030	$88,816
$ change	(13,208)	(30,272)	(22,786)	(43,256)
% change	(32.0)%	(42.3)%	(25.7)%	(32.8)%

Operating (loss) income	$(1,884)	$2,214	$(755)	$5,429
$ change	(4,098)	(17,385)	(6,184)	(27,087)
% change	(185.1)%	(88.7)%	(113.9)%	(83.3)%
% of net sales	(6.7)%	5.4%	(1.1)%	6.1%

Net Sales

Net sales for the three-month fiscal period ended June 30, 2023 decreased when compared to the corresponding period in 2022, primarily due to lower sales on the JPF program and K-MAX® program. These decreases, totaling $16.6 million, were partially offset by higher sales on our JASSM® and MK54 fuzing programs.

Net sales for the six-month fiscal period ended June 30, 2023 decreased when compared to the corresponding period in 2022, primarily due to lower sales on the JPF program, partially offset by higher sales on our JASSM® fuzing program.

Operating (Loss) Income

Operating income for the three-month and six-month fiscal periods ended June 30, 2023 decreased when compared to the corresponding periods in 2022, primarily attributable to lower sales and gross profit on the JPF program and cost growth on legacy fuzing and measuring programs, partially offset by lower operating expenses at our Orlando facility as we began to realize the benefits of the cost reduction initiatives announced earlier in the year. Additionally, in the six-month fiscal period we saw higher gross profit on the JASSM® fuzing program and K-MAX® program.

Major Programs/Product Lines

Below is a discussion of significant changes in major programs within the Precision Products segment during the first six months of 2023. See our 2022 Form 10-K, including Item 1A, "Risk Factors", for a complete discussion of our major programs.

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

A total of 1,742 fuzes were delivered to our customers during the second quarter of 2023, bringing the year-to-date total to 8,446 fuzes. We expect to deliver 8,000 to 10,000 fuzes in 2023. Total JPF backlog at June 30, 2023 was $2.1 million, down from $20.0 million at December 31, 2022.

Our JPF program continues to wind down as it moves to the end of its lifecycle, reflecting the previously announced decision of the United States Air Force ("USAF") to move from the JPF to the FMU-139 D/B (which we do not manufacture or produce) as its primary fuze system. We completed Option 16 of our JPF contract with the USG in the second quarter of 2023, which related solely to the procurement of fuzes by or in support of foreign militaries and does not include any sales to the USAF. The USG has indicated that they will not award us any future options; therefore, the future viability of our JPF program will depend entirely on our ability to market and sell the JPF to foreign militaries in DCS transactions. We are currently in discussions with two Middle Eastern customers for one or more follow-on orders aggregating a minimum of $45.0 million that would further extend the life of the program, but there can be no assurance as to the receipt, magnitude and timing of these orders. Moreover, any such orders, if received, would be subject to the receipt of all necessary export approvals, licenses and other authorizations needed to effectuate the sales, which are subject to political and geopolitical conditions beyond our control. In the fourth quarter of 2022, we announced a restructuring plan that will lead to the permanent closure of our Orlando, Florida manufacturing facility by the end of 2024. The Company has begun to consolidate JPF production in its Middletown, Connecticut, facility as the facility has the potential capacity to fulfill the requirements for future DCS orders.

Structures Segment

Results of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
	(in thousands)
Net sales	$33,586	$29,734	$66,831	$58,781
$ change	3,852	(2,165)	8,050	(12,422)
% change	13.0%	(6.8)%	13.7%	(17.4)%

Operating loss	$(106)	$(862)	$(749)	$(1,479)
$ change	(756)	(659)	(730)	278
% change	(87.7)%	(43.3)%	(49.4)%	23.1%
% of net sales	(0.3)%	(2.9)%	(1.1)%	(2.5)%

Net Sales

Net sales for the three-month fiscal period ended June 30, 2023 increased when compared to the corresponding period in 2022, primarily due to higher sales on our programs with Rolls Royce and our Sikorsky UH-60 BLACK HAWK program.

Net sales for the six-month fiscal period ended June 30, 2023 increased when compared to the corresponding period in 2022, primarily due to higher sales on our programs with Rolls Royce and certain programs with Sikorsky. These increases, totaling $10.3 million, were partially offset by the wind down of the AH-1Z program and lower sales on our Sikorsky UH-60 BLACK HAWK program.

Operating Loss

Structures had a lower operating loss in the three-month and six-month fiscal periods ended June 30, 2023 when compared to the corresponding periods in 2022, primarily driven by the receipt of an insurance claim settlement of $1.5 million in the current period related to a fire at one of our suppliers in the prior year and higher gross profit on the UH-60 Sikorsky BLACK HAWK program and our programs with Rolls Royce. These changes, totaling $3.3 million and $3.0 million, respectively, were partially offset by lower gross profit on certain composites programs.

Backlog

	June 30, 2023	December 31, 2022
	(in thousands)
Engineered Products	$366,426	$322,452
Precision Products	101,941	134,903
Structures	230,440	263,581
Total Backlog	$698,807	$720,936

The decrease in backlog during the first six months of 2023 was primarily attributable to revenue recognized in the period, partially offset by new orders for our bearings and PMA aftermarket products, seals, springs and contacts, and aircraft wheels and brakes and in our K-MAX® and Rolls Royce programs.

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

A summary of our consolidated cash flows is as follows:

	For the Six Months Ended
	June 30, 2023	July 1, 2022	2023 vs. 2022
	(in thousands)
Total cash provided by (used in):
Operating activities	$18,806	$(26,954)	$45,760
Investing activities	(15,343)	(19,179)	3,836
Financing activities	6,507	(13,778)	20,285

Free Cash Flow (a)
Net cash provided by (used in) operating activities	$18,806	$(26,954)	$45,760
Expenditures for property, plant and equipment	(12,836)	(10,520)	(2,316)
Free cash flow	$5,970	$(37,474)	$43,444
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

Net cash provided by operating activities was $18.8 million for the six-month fiscal period ended June 30, 2023, compared to net cash used of $27.0 million in the comparable period in 2022. This change was largely driven by improved performance, the receipt of income tax refunds in the current period, the wind down of work performed on the JPF program, the timing of payments and lower incentive compensation payments, partially offset by the timing of collection of payments in our Engineered Products segment.

Net cash used in investing activities was $15.3 million for the six-month fiscal period ended June 30, 2023, $3.8 million less than cash used in the comparable period in 2022. This decrease was primarily attributable to the absence of the Near Earth Autonomy investment made in the prior year, partially offset by higher capital expenditures as we implement a new ERP system and the $1.5 million settlement of the working capital adjustment both associated with the acquisition of Aircraft Wheel and Brake. Refer to Note 3, Business Combinations and Investments, for further information on this acquisition.

Net cash provided by financing activities was $6.5 million for the six-month fiscal period ended June 30, 2023, compared to net cash used of $13.8 million in the comparable period in 2022. This change was primarily due to borrowings under our Credit Agreement in the current period.

We anticipate a variety of items will have an impact on our liquidity during the next twelve months, in addition to our working capital requirements. These could include one or more of the following:

•the maturity of our Convertible Notes;
•the matters described in Note 14, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements, including the cost of existing environmental remediation matters;
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

Financing Arrangements

We continue to rely upon bank financing as an important source of liquidity for our business activities, including acquisitions. We believe this, when combined with cash generated from operating activities, will be sufficient to support our anticipated future cash requirements; however, we may decide to borrow additional funds or raise additional equity capital to support other business activities, including potential future acquisitions. We regularly monitor credit market conditions to identify potential issues that may adversely affect, or provide opportunities for, the securing and/or advantageous pricing of additional financing, if any, that may be necessary to continue with our growth strategy and finance working capital requirements. Our Convertible Notes will mature in 2024, as discussed below. We are currently assessing potential options for the refinancing of these instruments prior to their scheduled maturity and with the extension of our Credit Agreement, we maintained sufficient capacity to use proceeds from this facility to repay the Convertible Notes and satisfy our working capital requirements. Refer to Note 14, Debt, in the Notes to the Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of the 2022 Form 10-K for further information on our Convertible Notes.

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

We incurred $7.4 million of debt issuance costs in connection with the sale of the 2024 Notes, which were allocated between the debt and equity components of the instrument at issuance. Of the total amount, $0.7 million was recorded as an offset to additional paid-in capital. The balance, $6.7 million, was recorded as a contra-debt balance and was being amortized over the term of the 2024 Notes. As a result of the adoption of ASU 2020-06, the amount recorded to additional paid-in capital was reclassified to retained earnings in the cumulative effect adjustment recorded on January 1, 2022. The remaining balance of debt issuance costs is being amortized over the term of the convertible notes. Total amortization expense for the three-month and six-month fiscal periods ended June 30, 2023 was $0.2 million and $0.5 million, respectively. Total amortization expense for the three-month and six-month fiscal periods ended July 1, 2022 was $0.3 million and $0.5 million, respectively.

Credit Agreement

On June 21, 2023 (the "Closing Date"), the Company closed an amended and restated $740.0 million Credit Agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as Administrative Agent and as Collateral Agent. The Credit Agreement amends and restates the Company's previously existing credit facility in its entirety to, among other things: (i) extend the maturity date to June 21, 2028; (ii) reduce the aggregate amount of revolving commitments from $800.0 million to $740.0 million; (iii) modify the financial covenants set forth in Article 6 of the previously existing credit facility; and (iv) effectuate certain additional modifications set forth in the previously existing facility, including its pricing. Capitalized terms used but not defined within this discussion of the Credit Agreement have the meanings ascribed thereto in the Credit Agreement, which with amendments is included as Exhibit 10.5 in this Quarterly Report on Form 10-Q.

Interest rates on amounts outstanding under the Credit Agreement are variable based on the Secured Overnight Financing Rate ("SOFR"). The interest rate at June 30, 2023 was 6.80%. We are required to pay a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.200% to 0.350% per annum, based on the Senior Secured Net Leverage Ratio. Fees for outstanding letters of credit range from 1.375% to 2.250%, based on the Senior Secured Net Leverage Ratio. At June 30, 2023, $384.0 million was outstanding under the revolving credit facility and total average bank borrowings were $393.8 million during the six-month fiscal period ended June 30, 2023. Total average bank borrowings were $120.7 million during the year ended December 31, 2022. As of June 30, 2023, the Consolidated Total Net Leverage Ratio was 3.70, as calculated in accordance with the Credit Agreement, as compared to the ceiling of 5.00 to 1.00.

The following table shows the amounts available for borrowing under the Company's revolving credit facility:

	June 30, 2023	December 31, 2022
In thousands
Total facility	$740,000	$800,000
Amounts outstanding, excluding letters of credit	384,000	363,000
Amounts available for borrowing, excluding letters of credit	356,000	437,000
Letters of credit under the credit facility(1)(2)	52,693	51,630
Amounts available for borrowing	$303,307	$385,370

Amounts available for borrowing subject to EBITDA, as defined by the Credit Agreement	$151,126	$199,106
(1) The Company has entered into standby letters of credit issued on the Company's behalf by financial institutions, and directly issued guarantees to third parties primarily related to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit generally are available for draw down in the event the Company does not perform its obligations.
(2) Of these amounts, $47.3 million and $46.1 million in letters of credit relate to a JPF DCS contract in the periods ended June 30, 2023 and December 31, 2022, respectively.
(3) The Company's Convertible Notes will mature in 2024. The Company is currently assessing potential options for the refinancing of these instruments prior to their scheduled maturity. With the extension of the Credit Agreement, the Company maintained sufficient capacity to use proceeds from this facility to repay the Convertible Notes. The amounts available for borrowing subject to EBITDA represents amounts available for borrowing after considering the Company's total debt obligations including its Credit Agreement and Convertible Notes.

Debt issuance costs in connection with the Credit Agreement have been capitalized. The Company incurred $4.8 million of debt issuance costs in connection with the amendment of the Credit Agreement in 2023, which are being amortized over the term of the agreement with the debt issuance costs associated with the previous existing credit facility for lenders that remained in the Credit Agreement. In the second quarter of 2023, the Company recorded a write-off of debt issuance costs of $0.6 million related to lenders that are no longer participating in the Credit Agreement. Total amortization expense for the three-month fiscal periods ended June 30, 2023 and July 1, 2022 was $0.6 million and $0.3 million, respectively. Total amortization expense for the six-month fiscal periods ended June 30, 2023 and July 1, 2022 was $1.2 million and $0.5 million, respectively.

Interest Rate Swaps

During 2022, we entered into interest rate swap agreements, effective January 1, 2023, for the purposes of hedging the eight quarterly variable-rate Credit Agreement interest payments due in 2023 and 2024. These interest rate swap agreements were designated as cash flow hedges and intended to manage interest rate risk associated with our variable-rate borrowings and minimize the impact on our earnings and cash flows of interest rate fluctuations attributable to changes in SOFR. These interest rate swaps were not material to the Company's Condensed Consolidated Financial Statements as of June 30, 2023. Over the next twelve months, the income related to cash flow hedges expected to be reclassified from other comprehensive income is $1.3 million.

Other Sources/Uses of Capital

Letters of Credit

Of the standby letters of credit under our credit facility, $47.3 million in letters of credit relate to a JPF DCS contract, including the offset agreement. In the event that we default on the contract and we are unable to fulfill our contractual obligations, our customer has the ability to draw on the letters of credit.

Pension Plans

Management regularly monitors pension plan asset performance and the assumptions used in the determination of our benefit obligation, comparing them to actual performance. We continue to believe the assumptions selected are valid due to the long-term nature of our benefit obligation.

No contributions have been or are expected to be made to the qualified pension plan during 2023. The Company contributed $0.3 million to the SERP through the end of the second quarter of 2023 and plans to contribute an additional $0.2 million to the SERP in 2023. In 2022, no contribution was made to the qualified pension plan and we paid $0.5 million in SERP benefits.

Share-based Arrangements

As of June 30, 2023, future compensation costs related to non-vested stock options, restricted stock grants and performance stock grants is $12.3 million. The Company anticipates that this cost will be recognized over a weighted-average period of 2.0 years.

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

Organic Sales (in thousands)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Net sales	$195,158	$160,766	$389,700	$318,814
Acquisition sales	21,202	—	39,745	—
Organic Sales	$173,956	$160,766	$349,955	$318,814

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes outside the ordinary course of business in our contractual obligations or off-balance sheet arrangements during the first six months of 2023. See our 2022 Form 10-K for a discussion of our contractual obligations and off-balance sheet arrangements.

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

RECENT ACCOUNTING STANDARDS

There have been no recent changes in accounting standards during the first six months of 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in the Company’s exposure to market risk during the first six months of 2023. See the Company’s 2022 Form 10-K for a discussion of the Company’s exposure to market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended, as of June 30, 2023. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

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

While it is not possible to predict the outcome of these matters with certainty, based upon available information, management believes that all settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in legal proceedings and that can be reasonably estimated are accrued for at June 30, 2023. Despite this analysis, there can be no assurance that the final outcome of these matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

As of June 30, 2023, neither the Company nor any of its subsidiaries was a party, nor was any of its or their property subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company and its subsidiaries. Additional information relating to certain of these matters is set forth in Note 14, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements.

Aircraft Safety Matters

The Company designs, manufactures, services and sells complex and sophisticated aerospace parts, subassemblies and aircraft. These products are manufactured according to detailed specifications and are subject to strict approval or certification requirements. Technical, mechanical and other failures may occur as a result of manufacturing or design defects, operational processes or production issues attributable to us, our customers, suppliers, third party integrators or others. Due to the nature of the Company's business, liability claims may arise from accidents involving products the Company has manufactured, including claims for injury or death. Product or system failures could result in product recalls, regulatory directives and product liability and warranty claims (including claims related to the safety or reliability of our products). Such failures could also lead to service, repair and maintenance costs, damages and fines and regulatory and environmental liabilities. While management believes that the Company maintains adequate insurance for these risks, insurance cannot be obtained to protect against all risks and liabilities. It is therefore possible that the insurance coverage may not cover all claims or liabilities, and the Company may be forced to bear unanticipated costs or liabilities. As of June 30, 2023, the Company is party to pending litigation relating to an incident involving a K-MAX® helicopter that resulted in a fatality, and the Company has been notified of potential claims relating to another such incident. Each incident is the subject of one or more investigations undertaken by applicable civil aviation agencies located in the jurisdiction of the incident. These investigations are at varying stages of completion; certain agencies have issued final reports or taken other actions, while other investigations remain in progress. While it is not possible to predict the final outcome of all investigations, litigation or claims relating to these or other potential incidents, management believes that all such investigations, litigation or claims in existence at June 30, 2023, are not reasonably likely to have a material adverse effect on our business, financial condition and results of operations or cash flows.

Environmental Matters

The Company and its subsidiaries are subject to numerous U.S. federal, state and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities (including past activities of companies we have acquired). From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which may include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. While it is not possible to predict the outcome of these proceedings, in the opinion of management, any payments we may be required to make as a result of all such claims in existence at June 30, 2023, will not have a material adverse effect on our business, financial condition and results of operations or cash flows.

Item 1A. Risk Factors

Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition and cash flows as set forth under Item 1A. “Risk Factors” in our 2022 Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. Except as set forth below, we do not believe there have been any material changes to the risk factors previously disclosed in our 2022 Form 10-K, but we may disclose changes to such factors or disclose additional factors from time to time in future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, results of operations, financial position and cash flows.

We design, manufacture, service and sell complex aerospace parts, subassemblies and aircraft that subject us to potential risks and liabilities in the event they do not operate as intended.

The Company designs, manufactures, services and sells complex and sophisticated aerospace parts, subassemblies and aircraft. These products are manufactured according to detailed specifications and are subject to strict approval or certification requirements. Technical, mechanical and other failures have occurred in the past, and may occur in the future, whether as a result of manufacturing or design defects, operational processes or production issues attributable to us, our customers, suppliers, third party integrators or others. Our products could also fail as a result of cyber-attacks, such as those that seize control and result in misuse or unintended use of our products, or other intentional acts. Due to the nature of the Company's business, liability claims have arisen, and may arise in the future, from accidents or disasters involving products the Company has manufactured, including claims for injury or death. Product or system failures could result in negative publicity that could reduce demand for our products, product recalls, regulatory directives and product liability and warranty claims (including claims related to the safety or reliability of our products). Such failures could also lead to service, repair and maintenance costs, damages and fines and regulatory and environmental liabilities. While management believes that the Company maintains adequate insurance for these risks, insurance cannot be obtained to protect against all risks and liabilities. It is therefore possible that the insurance coverage may not cover all claims or liabilities, and the Company may be forced to bear unanticipated costs or liabilities. As of June 30, 2023, the Company is party to pending litigation relating to an incident involving a K-MAX® helicopter that resulted in a fatality, and the Company has been notified of potential claims relating to another such incident. Each incident is the subject of one or more investigations undertaken by applicable civil aviation agencies located in the jurisdiction of the incident. These investigations are at varying stages of completion; certain agencies have issued final reports or taken other actions, while other investigations remain in progress. While it is not possible to predict the final outcome of all investigations, litigation or claims relating to these or other potential incidents, management believes that all such investigations, litigation or claims in existence at June 30, 2023, are not reasonably likely to have a material adverse effect on our business, financial condition and results of operations or cash flows.

We are subject to environmental laws and regulations and risks associated with environmental liabilities, violations and litigation.

We are subject to a variety of U.S. federal, state, local and non-U.S. environmental, health and safety laws and regulations concerning, among other things, the health and safety of our employees, the generation, storage, use, transportation and disposal of certain materials including hazardous materials, emissions or discharges of substances into the environment, and investigation and remediation of hazardous substances or materials at various sites. Our operations involve the use, primarily in our manufacturing processes, of substances subject to these laws and regulations. Our failure to comply with these laws or regulations could result in regulatory penalties, fines, and legal liabilities; suspension of production; alteration of our manufacturing; damage to our reputation; and restrictions on our operations or sales. Furthermore, environmental laws outside of the U.S. are becoming more stringent, resulting in increased costs and compliance burdens.
We are also subject to other environmental laws and regulations, including those that require us to investigate and remediate soil or groundwater to meet certain remediation standards. Under federal law, generators of waste materials, and current and former owners or operators of facilities, can be subject to liability for investigation and remediation costs at locations that have been identified as requiring response actions. Liability under these laws may be retroactive, strict, joint and several, meaning that we could be liable for the costs of cleaning up environmental contamination regardless of when it occurred, fault or the amount of waste directly attributable to us. We have liabilities for investigation and remediation costs at various sites; however, the ultimate cost of site cleanup and timing of future cash outflows is difficult to predict, given the uncertainties regarding the extent of the required cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods.

Additionally, future environmental investigation and remediation costs, including capital expenditures for environmental projects, may increase because of new laws and regulations, changing interpretations and stricter enforcement of current laws and regulations by regulatory authorities, expanding groundwater and other testing requirements, and new information on emerging contaminants such as per- and polyfluoroalkyl substances (“PFAS”), as well as uncertainty regarding remediation methods for such emerging contaminants. For example, the Company has begun to transition certain equipment to eliminate the use of aqueous film forming foam ("AFFF"), which contains PFAS.

The costs of complying with current or future environmental protection and health and safety laws and regulations, or liabilities arising from past or future releases of, or exposures to, hazardous substances, may exceed our estimates, or have a material adverse effect on our business, results of operations, financial condition, and cash flows.

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
Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and other factors that may cause the Company's actual results and financial condition to differ materially from those expressed or implied in the forward-looking statements. Such risks, uncertainties and other factors include, among others: (i) changes in domestic and foreign economic and competitive conditions in markets served by the Company, particularly the defense, commercial aviation and industrial production markets; (ii) changes in government and customer priorities and requirements (including cost-cutting initiatives, government and customer shut-downs, the potential deferral of awards, terminations or reductions of expenditures to respond to the priorities of Congress and the Administration, or budgetary cuts resulting from Congressional actions or automatic sequestration); (iii) the global economic impact of the COVID-19 pandemic; (iv) risks and uncertainties associated with the successful integration of our Aircraft Wheel and Brake acquisition; (v) changes in geopolitical conditions in countries where the Company does or intends to do business; (vi) the successful conclusion of competitions for government programs (including new, follow-on and successor programs) and thereafter successful contract negotiations with government authorities (both foreign and domestic) for the terms and conditions of the programs; (vii) the timely receipt of any necessary export approvals and/or other licenses or authorizations from the USG; (viii) timely satisfaction or fulfillment of material contractual conditions precedents in customer purchase orders, contracts, or similar arrangements; (ix) the existence of standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; (x) the successful resolution of government inquiries or investigations relating to our businesses and programs; (xi) risks and uncertainties associated with the successful implementation and ramp up of significant new programs, including the ability to manufacture the products to the detailed specifications required and recover start-up costs and other investments in the programs; (xii) potential difficulties associated with variable acceptance test results, given sensitive production materials and extreme test parameters; (xiii) the receipt and successful execution of production orders under the Company's existing USG JPF contract, including the exercise of all contract options and receipt of orders from allied militaries, but excluding any next generation programmable fuze programs, as all have been assumed in connection with goodwill impairment evaluations; (xiv) the continued support of the existing K-MAX® helicopter fleet, including sale of existing K-MAX® spare parts inventory and the receipt of orders for new aircraft sufficient to recover our investments in the K-MAX® production line; (xv) the accuracy of current cost estimates associated with environmental remediation activities; (xvi) the profitable integration of acquired businesses into the Company's operations; (xvii) the ability to recover from cyber-based or other security attacks, information technology failures or other disruptions; (xviii) changes in supplier sales or vendor incentive policies; (xix) the ability of our suppliers to satisfy their performance obligations, including any supply chain disruptions; (xx) the effects of price increases or decreases; (xxi) the effects of pension regulations, pension plan assumptions, pension plan asset performance, future contributions and the pension freeze; (xxii) future levels of indebtedness and capital expenditures; (xxiii) compliance with our debt covenants; (xxiv) the continued availability of raw materials and other commodities in adequate supplies and the effect of increased costs for such items; (xxv) the effects of currency exchange rates and foreign competition on future operations; (xxvi) changes in laws and regulations, taxes, interest rates, inflation rates and general business conditions; (xxvii) future repurchases and/or issuances of common stock;(xxviii) the occurrence of unanticipated restructuring costs or the failure to realize anticipated savings or benefits from past or future expense reduction actions; (xxix) the ability to recruit and retain skilled employees; (xxx) the successful resolution of all pending and future investigations, litigation or claims relating to the manufacture or design of our products, including, without limitation, the K-MAX® helicopter; and (xxxi) other risks and uncertainties set forth herein and in our 2022 Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

Any forward-looking information provided in this report should be considered with these factors in mind. We assume no obligation to update any forward-looking statements contained in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of common stock by the Company during the three-month fiscal period ended June 30, 2023:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan(b) (in thousands)
April 1, 2023 - April 28, 2023	—	$—	—	$50,000
April 29, 2023 - May 26, 2023	—	$—	—	$50,000
May 27, 2023 - June 30, 2023	—	$—	—	$50,000
Total	—		—

(a) During the second quarter of 2023, there were no Company purchased shares in connection with employee tax withholding obligations as permitted by our equity compensation plans, which are SEC Rule 16b-3 qualified compensation plans. These were not purchases under our publicly announced program.

(b) On April 20, 2022, the Company announced that its Board of Directors approved a $50.0 million share repurchase program. For additional information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Other Sources/Uses of Capital" in the 2022 Form 10-K.

Item 5. Other Information

During the three-month fiscal period ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.     Index To Exhibits

10.1
Kaman Corporation Second Amended and Restated 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated April 21, 2023, File No. 001-35419).*
Previously Filed
10.2	Form of Non-Employee Director Equity Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 21, 2023, File No. 001-35419.)*	Previously Filed
10.3
Form of Restricted Share Agreement under the Kaman Corporation Second Amended and Restated Kaman Corporation 2013 Management Incentive Plan, for awards granted on or after June 7, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 7, 2023, File No. 001-35419).*
Previously Filed
10.4
Form of Nonqualified Stock Option Agreement under the Kaman Corporation Second Amended and Restated Kaman Corporation 2013 Management Incentive Plan, for awards granted on or after June 7, 2023 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 7, 2023, File No. 001-35419).*
Previously Filed
10.5
Amendment and Restatement Agreement, dated as of June 21, 2023, by and among Kaman Corporation, RWG Germany GmbH, Kaman Lux Holding, S.à r.l and the other subsidiary borrowers from time to time party thereto, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 21, 2023, File No. 001-35419).*
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

KAMAN CORPORATION
Registrant
Date:	August 2, 2023		/s/ Ian K. Walsh
		By:	Ian K. Walsh
Chairman, President and
Chief Executive Officer

Date:	August 2, 2023		/s/ James G. Coogan
		By:	James G. Coogan
Senior Vice President,
Chief Financial Officer and Treasurer