Form 10-K
period 2023-12-31
KAMAN Corp
filed 2024-02-22
CIK 54381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2023

Commission File No.	001-35419
KAMAN CORPORATION
(Exact name of registrant as specified in its charter)

Connecticut	06-0613548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1332 Blue Hills Avenue,	Bloomfield,	Connecticut	06002
(Address of principal executive offices)			(Zip Code)

Registrant's telephone number, including area code	(860)	243-7100

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($1 par value)	KAMN	New York Stock Exchange LLC
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☒	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes	☐	No	☒

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

☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§ 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
The aggregate market value on June 30, 2023, (the last business day of the Company’s most recently completed second quarter) of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock, was approximately

$674,099,089	.
At January 26, 2024, there were

28,319,136
shares of Common Stock outstanding.

Documents Incorporated Herein By Reference
Portions of our definitive proxy statement for our 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

Kaman Corporation

PART I

ITEM 1.BUSINESS

GENERAL

Kaman Corporation, headquartered in Bloomfield, Connecticut, was incorporated in 1945. As used in this annual report, "the Company", "we", "us", "our" refer to the registrant and its consolidated subsidiaries. On January 19, 2024, the Company announced that it has entered into a definitive agreement to be acquired by an affiliate of Arcline Investment Management, L.P. (“Arcline”), a growth-oriented private equity firm with deep experience investing in technology-driven, meaningful-to-the-world industrial businesses, in an all-cash transaction with a total enterprise value of approximately $1.8 billion. Upon completion of the transaction, Kaman will become a privately held company.

We are a diversified company that conducts business in the aerospace and defense, medical and industrial markets. We report information in three business segments: Engineered Products, Precision Products and Structures. The Chief Operating Decision Maker ("CODM") reviews operating results for the purposes of allocating resources and assessing performance based on these three segments.

The Company's principal customers include the U.S. military, foreign allied militaries, Sikorsky Aircraft Corporation, The Boeing Company, Airbus, Lockheed Martin Corporation, Rolls-Royce, Raytheon and Bell Helicopter. The SH-2G aircraft is currently in service with the Egyptian Air Force and the New Zealand, Peruvian and Polish navies. Operations are conducted throughout the United States, as well as in manufacturing facilities located in Germany and the Czech Republic. Additionally, the Company maintains an investment in a joint venture in India. In the year ended December 31, 2023, two individual customers, The Boeing Company and Lockheed Martin Corporation, accounted for more than 10% of consolidated net sales. Sales to The Boeing Company were primarily made by the Engineered Products and Structures segments, while sales to Lockheed Martin Corporation were primarily made by the Precision Products and Structures segments.

The following description of our business should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within Item 7 of this Form 10-K, including the information contained therein under the heading “Overview of Business.”

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

A discussion of 2023 developments is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-K.

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

PRINCIPAL PRODUCTS AND SERVICES

The following table sets forth the percentage contribution of each major product line to consolidated net sales for each of the three most recently completed years:

	For the year ended December 31,
	2023	2022	2021
Sales
Defense	23.1%	21.2%	23.8%
Safe and Arm Devices	9.0%	18.3%	27.0%
Commercial, Business, & General Aviation	44.4%	35.3%	26.1%
Medical	13.0%	13.7%	12.2%
Industrial & Other	10.5%	11.5%	10.9%
Total	100.0%	100.0%	100.0%

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

As of December 31, 2023, we held a total of 424 patents, 122 of which were U.S. patents and 302 of which were foreign patents. In addition, we have numerous U.S. and foreign patents pending. The Company believes the duration of its patents is adequate relative to the expected lives of its products.

Trademarks are also an important aspect of our business. The availability and duration of trademark registrations vary by country; however, trademarks are generally valid and may be renewed indefinitely as long as they are in use and registrations are maintained. We sell products under a number of registered trademarks that we own. Registered trademarks of the Company include KAflex®, KAron®, and K-MAX®. In all, we maintain 107 U.S. and foreign trademarks as of December 31, 2023.

BACKLOG

We anticipate that approximately 69% of our backlog at the end of 2023 will be performed in 2024. Approximately 35% of our backlog at the end of 2023 is related to U.S. Government ("USG") contracts or subcontracts.

Total backlog at December 31, 2023, 2022 and 2021, and the portion of the backlog we expect to complete in 2024, is as follows:

	Total Backlog at December 31, 2023	2023 Backlog to be completed in 2024	Total Backlog at December 31, 2022	Total Backlog at December 31, 2021
In thousands
Engineered Products	$363,663	$318,719	$322,452	$169,144
Precision Products	150,006	82,389	134,903	180,082
Structures	236,214	113,373	263,581	351,697
Total	$749,883	$514,481	$720,936	$700,923

Backlog related to uncompleted contracts for which we have recorded a provision for estimated losses was $20.7 million as of December 31, 2023. At December 31, 2023, there was no backlog related to firm but not yet funded orders.

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

During 2023, approximately 92% of the work performed by the Company directly or indirectly for the USG was performed on a fixed-price basis and the balance was performed on a cost-reimbursement basis. Under a fixed-price contract, the price paid to the contractor is negotiated at the outset of the contract and is not generally subject to adjustment to reflect the actual costs incurred by the contractor in the performance of the contract. Cost reimbursement contracts provide for the reimbursement of allowable costs and an additional negotiated fee.

Compliance with Environmental Protection Laws

Our operations are subject to and affected by a variety of federal, state, local and non-U.S. environmental laws and regulations relating to the discharge, treatment, storage, disposal, transportation, investigation and remediation of certain materials, substances and wastes. We are committed to monitoring the Company's environmental performance. As such, we continually assess our compliance status and management of environmental matters in an effort to ensure our operations are in substantial compliance with all applicable environmental laws and regulations.

Operating and maintenance costs associated with environmental compliance and management of sites are a normal, recurring part of our operations. These costs often are generally allowable costs under our contracts with the USG. It is reasonably possible that continued environmental compliance could have a material impact on our results of operations, financial condition or cash flows if more stringent investigation and/or clean-up requirements are imposed, additional contamination is discovered and/or clean-up costs are higher than estimated.

International Operations

Our international sales are subject to U.S. and non-U.S. governmental regulations and procurement policies and practices, including regulations relating to import-export control, investment, exchange controls and repatriation of earnings. International sales are also subject to varying currency, political and economic risks.

COMPETITION

The Company operates in a highly competitive environment with many other organizations, some of which are substantially larger than us and have greater financial strength and more extensive resources. We compete for composite and metallic aerostructures subcontracts, helicopter sales and support and structures, bearings, springs, seals and contacts, wheel and brake and components business on the basis of price and/or quality; product endurance and special performance characteristics; proprietary knowledge; the quality of our products and services; the availability of facilities, equipment and personnel to perform contracts; and the reputation of our business. Competitors for our business include small machine shops and offshore manufacturing facilities. We compete for advanced technology fuzing business primarily on the basis of technical competence, product quality and price, and also on the basis of our experience as a developer and manufacturer of fuzes for particular weapon types and the availability of our facilities, equipment and personnel. We are also affected by the political and economic circumstances of our potential foreign customers and, in certain situations, the relationships of those foreign customers with the USG, the USG's perceptions of those foreign customers, such as our Middle Eastern customers, and the ability to obtain necessary export approvals, licenses or authorizations from the USG.

ENVIRONMENTAL, SOCIAL AND GOVERNANCE ("ESG")

Climate Change

As part of our commitment to being good stewards of the environment, we are working to understand and reduce our impact on climate change. There have been no, and we do not know of any in the near term, material adverse impacts on our business, financial condition, or adverse impacts of our operations as a result of compliance with legislative or regulatory requirements regarding climate change, from the known physical effects of climate change or as a result of supporting our ESG initiatives. Potential future increased regulation and/or other climate change concerns, however, could subject us to additional costs and restrictions that could have a material impact on our results of operations, and we are not able to predict how such regulations or other concerns would affect our business, operations or financial results. The Company is focused on calculating its scope of greenhouse gas emissions and identifying opportunities to reduce its carbon footprint and determine decarbonization goals.

Environmental, Health and Safety ("EHS")

Kaman is committed to conserving our natural resources and mitigating the environmental impact of our products and services.
Our efforts are guided by our EHS policies and monitored by our EHS management system. Our EHS policies identify compliance and oversight responsibilities for our employees and executive officers. VelocityEHS, our management system, provides a comprehensive tool to guide compliance with Company policies, laws and regulations. We provide annual training for our employees around healthy and safe work practices. The Director, EHS is responsible for tracking progress against and compliance with our policies, laws and regulations, as well as coordinating with local EHS managers to ensure our locations have the tools needed to identify and address opportunities and provide safe working conditions. The Company's EHS team meets regularly to discuss opportunities for conservation and share best practices between sites. In addition, the EHS team holds periodic trainings and provides safety tips to Company employees. Topics for these trainings and tips include fire safety, emergency preparedness, injury and incident reporting, hazardous materials handling and communication, proper use of personal protective equipment and Occupational Safety and Health Act compliance.

The Company has engaged both internal and external resources to perform EHS evaluations at its locations. These evaluations are designed and executed to facilitate employee and visitor safety. Any noncompliance with Company policies or laws and regulations is promptly investigated and corrective actions are implemented. Strategies to improve efficiency and sustainability are also assessed during the evaluation process, including the identification of products, services and activities that have a significant negative impact on the environment, and the implementation of actions or processes to enhance sustainability. As a result, investments in lighting upgrades, water conservation improvements and waste reduction strategies have been implemented at multiple locations. At least annually, our Board of Directors reviews the Company's progress on its EHS initiatives.

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

Employee Demographics

As of December 31, 2023, we employed 3,031 individuals. Of these employees, approximately 73% are employed in the United States and 27% are employed internationally. Within the United States, 64% of the employees are non-exempt and 36% are exempt.

The Company's average age of U.S. employees is 47. U.S. headcount by generation at December 31, 2023 is as follows:
As of December 31, 2023, 71% and 29% of the Company's management positions were held by men and women, respectively. This compares to the Company's overall U.S. population comprised of 69% males and 31% females.

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

Training and learning opportunities are offered to employees, which allows the Company to efficiently develop its staff and meet legal and compliance training requirements. Over eleven thousand webinar courses were completed in 2023 in comparison to over ten thousand courses in 2022, which included compliance, wellness and leadership topics delivered to the employee population.

The Company uses several mechanisms to support the development of current employees for future leadership roles. The Company has evolved its coaching strategy to adjust to the work environment post-pandemic. Created initially in 2021, virtual employee coaching has expanded across all segments, with increased participation year-over-year. In 2023, the Company continued its investment in the Women in Leadership Program. This program develops capabilities of female leaders through a process of learning and personal discovery to empower them to make stronger contributions within their careers and the organizations in which they work. With the use of a leadership assessment tool, management discovers the strengths and opportunities of the program participants and creates actions plans to help improve their performance. The professional networking and mentoring, which are components of the program, help prepare future leaders for larger roles in the organization. Also in 2023, the Company broadened the Learning, Growing and Leading Series, a monthly training session in support of individuals' learning and professional development. The target audience for the 30-minute micro learning sessions includes people managers, aspiring leaders who want to continue to learn and grow in preparation for the next career opportunity, and all lifelong learners in pursuit of knowledge for personal and/or professional reasons. Additionally, as part of our Talent Strategy, the Company implemented a Knowledge Transfer Process as part of the annual talent review and succession process to capture critical knowledge and foster professional growth and development.

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

Providing comprehensive, competitive and affordable benefits is important to the Company's attraction and retention strategy. The Company offers the following:

Health Benefits

For our multi-generational workforce, the Company offers medical/prescription, dental and vision care plan options to choose from and provides employees with an online cost comparison tool to assist with their enrollment decision. For those enrolled in Kaman’s national health insurance plan through UnitedHealthcare, Kaman provided a Chronic Condition Program with valuable resources to support employees and their family members with chronic conditions such as diabetes or cancer. Similar resources are also available to Kaman employees enrolled in the smaller, fully-insured health insurance plans through Kaiser Permanente and Blue Cross Blue Shield of Kansas.

Wealth Benefits

The Kaman Corporation 401(k) Plan and the Bal Seal Engineering Savings and Investment Plan provides employees with a tax advantageous way to save for retirement. Both Plans provide employees with the ability to make contributions with a Company Match component. Additionally, the Company offers an Employee Stock Purchase Plan, Health Savings Accounts for those in the high deductible health plan, Health Reimbursement Arrangement for health plan participants that elect to receive care from the highest-quality, in-network healthcare providers, Flexible Spending Accounts for both health and dependent care, company-provided and voluntary life insurance benefits, accidental death and dismemberment insurance, disability benefits, voluntary accident, hospital indemnity and critical illness insurance for additional financial protection when most needed.

Wellness Benefits

The Fit for Life Wellness program provides all employees with opportunities to participate in Company-wide events, webinars and local wellness challenges focused on living a healthy lifestyle. Kaman’s Employee Assistance Program through TELUS Health is available to all employees and their household members at no cost when help is needed dealing with issues affecting their personal or professional lives. This resource connects employees with individuals who can help with an array of challenges such as locating childcare programs and individual counseling.

The Company recognizes the need to support its employees’ work-life balance. In 2024, the Company is providing two wellness days to U.S. employees as additional personal time off. In addition to FMLA benefits, the Company provides a Paid Parental Leave of Absence to better enable employees to care for and bond with a newborn, newly adopted, or newly placed foster child during the twelve-month period immediately following the event. Eligible employees receive five weeks of parental leave at 100% of base pay, inclusive of shift premiums, if applicable. This benefit is in addition to short-term disability benefits provided to female employees for pregnancy and childbirth.

The Company’s approach to remote work aligns with its wellness and retention strategies. The Company offers work from home opportunities, recognizing it as a strategic imperative to attract and retain employees as well as address how both current and potential employees view work post-pandemic and value flexibility.

Health & Safety

The Company is committed to protecting and preserving the health and safety of our employees and visitors, minimizing risks, assuring compliance and reducing business uncertainty. The Company strives for a sustainable health and safety culture based on management leadership and an engaged workforce, and is committed to continuous improvement to eliminate workplace injuries, illnesses and negative environmental impacts. The Company believes that environmental incidents and occupational injuries are preventable, and we strive to establish incident-free workplaces. It is the Company’s policy that employees comply with applicable workplace safety laws, regulations and best practices. A strong EHS culture is achieved through a collaborative effort of engaged leadership working with a committed and skilled workforce, the implementation of sustainable work practices, leveraging technology to maintain EHS management systems, ongoing improvement through workplace analysis and accountability through routine reviews.

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

Business Ethics

The Company's Code of Conduct ("Code") is a statement of the principles and standards that the Company expects the Kaman community to follow. Each officer, director and employee is required to use good ethical judgement when conducting business and comply with applicable laws, rules and regulations. The Code describes what is appropriate behavior and guides ethical business decisions that support our commitment to integrity. The Code is distributed to each officer, director and employee and it is publicly available on our website. We obtain written acknowledgement that each officer, director and employee read, understood and will comply with the Code as a condition of their association with the Company.

The Company offers multiple avenues for individuals to report suspected violations of the Code and applicable laws, rules and regulations. These include reporting to their supervisor, a Compliance Advocate, Human Resources, the Legal and Compliance Department or the Ethics Hotline. Compliance Advocates are appointed by each business leader and assist the Legal and Compliance Department with compliance communications and investigations. The Ethics Hotline is a 24-7 toll-free hotline, available in local languages where the Company has facilities throughout the world and accepts reports via telephone or online. Instructions for using these reporting avenues are posted at each facility. All reports are investigated and where violations are found, remedial actions are taken. Failure to comply with the Code and applicable laws can have severe consequences for both the Company and the individuals involved, including disciplinary action, civil penalties or criminal prosecution under certain circumstances. Relevant metrics are reported to the executive staff monthly and the Audit Committee of the Board of Directors semi-annually.

In addition to the Code, the Company has policies for anti-bribery, export and trade, antitrust, economic sanctions, human trafficking, and environmental and safety. To further facilitate these policies, annual training is provided for relevant employees on anti-bribery and anti-corruption efforts, export compliance and data privacy. The Code and other policies discussed above are available on the Company website via www.kaman.com/investors/corporate-governance.

Diversity, Equity and Inclusion ("DE&I")

The Company views diversity as a competitive advantage and integral to future success. Diversity helps create an innovative workforce, while inclusion ensures the Company has the right culture, processes, policies and practices to ensure employees feel valued and included. The Company recognizes that diversity is one of our strengths. Our unique backgrounds, experiences, and perspectives foster an environment of inclusiveness. We believe that by embracing diversity and ensuring inclusion, we can create an environment where all employees feel valued, respected and empowered. In 2023, the Company launched Kaman’s Belonging Statement, and the Kaman Diversity Council ("KDC"). The KDC is a small group of individuals chosen from across Kaman’s U.S. sites to advance our DE&I initiatives. Members of the KDC serve as the voice of their business and promote and encourage the DE&I objectives.

Women Advocating Leadership at Kaman ("WALK") is an employee resource group designed to support the advancement of Kaman’s strategic diversity goals by implementing specific business initiatives that increase the global representation of women in leadership roles. WALK’s long-term objectives include hiring, retaining and promoting more women; increasing the representation of female leadership; providing women with equal access to development opportunities; and creating a work-life balance and family-friendly culture.

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

Lastly, the Company believes leadership starts from the very top. In 2023, the composition of our Board of Directors has shifted from eight members to seven, of which 57% are women, up from 50% in 2022, and 29% are racially or ethnically diverse. In 2020, our Board consisted of nine members, of which 22% were women and no members were racially or ethnically diverse.

Anti-Bribery and Anti-Corruption

The Company has a robust anti-bribery and anti-corruption program structured in line with the Department of Justice guidelines and the Foreign Corrupt Practices Act of 1977 (“FCPA”). Our overarching policy and procedures are outlined in the Anti-Bribery Compliance Program Manual ("Manual"), which was last updated in December 2021, and is subject to periodic audits by the Company’s internal audit department. The Manual is distributed to business leaders at all Kaman sites, and select compliance policies are published on our website at www.kaman.com/investors/corporate-governance by selecting Compliance Policies under "Documents and Downloads". Our employees receive training on how to identify and prevent bribery and corruption as well as how to comply with the FCPA each year as part of our Code of Conduct training. Outward-facing employees receive more frequent communication on these matters. The Company also uses a comprehensive due diligence process for evaluating compliance by all third-party intermediaries.

Our Chief Ethics and Compliance Officer (“CECO”) leads our anti-bribery and anti-corruption efforts, including monitoring reports made via our ethics hotline. Our ethics hotline is available for both anonymous and identifiable reporting twenty-four hours a day, seven days a week. Periodically, the CECO reports hotline claims to the executive staff and Audit Committee of the Board of Directors.

For further information on our ESG initiatives, refer to Information about the Board of Directors and Corporate Governance section of the Proxy Statement.

AVAILABLE INFORMATION

We are subject to the reporting requirements of the Exchange Act and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the SEC.

We make available, free of charge on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, and current reports on Form 8-K as well as amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act, together with Section 16 insider beneficial stock ownership reports, as soon as reasonably practicable after we electronically file these documents with, or furnish them to, the SEC. These documents are posted on our website at www.kaman.com — select the “Investors” link, then the "Reports/Filings" link and then view under “SEC Filings”.

We also make available, free of charge on our website, our Certificate of Incorporation, By–Laws, Governance Principles and all Board of Directors' standing Committee Charters (Audit, Corporate Governance, Compensation and Finance). These documents are posted on our website at www.kaman.com — select the “Investors” link, then the "Investor Resources" link, then the "Governance" link and then view under "Documents and Downloads".

The information contained on our website is not intended to be, and shall not be deemed to be, incorporated into this Form 10-K or any other filing under the Exchange Act or the Securities Act of 1933, as amended.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The Company’s executive officers as of the date of this report are as follows:

Name	Age	Position	Prior Experience
Ian K. Walsh	57	Chairman, President and Chief Executive Officer	Mr. Walsh was appointed President and Chief Executive Officer as well as elected as a Director of the Company effective September 8, 2020. Effective April 14, 2021, Mr. Walsh was appointed Chairman of the Board. Prior to joining the Company, Mr. Walsh was Chief Operating Officer at REV Group, Inc., a leading designer, manufacturer, and distributor of specialty vehicles and related aftermarket parts and services, since 2018. Prior to that, he progressed through leadership roles of increasing responsibility at Textron Inc., where he most recently served as President and Chief Executive Officer of TRU Simulation and Training from 2015 to 2018. Prior to joining Textron, he served as an officer and naval aviator in the U.S. Marine Corps. Mr. Walsh is a certified Six Sigma Black Belt.
Carroll K. Lane	48	Senior Vice President, Interim Chief Financial Officer and Segment Lead, Engineered Products and Precision Products
Mr. Lane joined the Company in July 2022 and was appointed segment lead of Precision Products as well as Senior Vice President and President, Kaman Air Vehicles and Kaman Precision Products. In January 2023, he was appointed segment lead of Engineered Products in addition to his previous responsibilities. In August 2023, Mr. Lane was also appointed to the role of Interim Chief Financial Officer. Prior to joining the Company, Mr. Lane held positions of increasing responsibility at United Technologies Corporation ("UTC"), now RTX Corporation, including President of Commercial Engines, Pratt & Whitney from 2020 to 2022; Vice President of Investor Relations from 2016 to 2020; and Vice President of Commercial Engines Aftermarket, Pratt & Whitney. Prior to joining UTC, Mr. Lane was a Director with CSP Associates, an aerospace and defense advisory firm.

Richard S. Smith, Jr.	64	Senior Vice President, General Counsel and Secretary
Mr. Smith was appointed Senior Vice President, General Counsel and Secretary, effective January 27, 2023, after having previously served as Vice President, Deputy General Counsel and Secretary since joining the Company in the fall of 2012. Before joining the Company, Mr. Smith had been a partner with the Hartford, Connecticut law firm Murtha Cullina LLP, for approximately 21 years and, before that, an associate since graduating from the Duke University School of Law in the spring of 1984.

Name	Age	Position	Prior Experience
Roy Dilig	58	Vice President, Information Technology	Mr. Dilig was appointed Vice President, Information Technology, effective January 27, 2023. Prior to this role, Mr. Dilig served as Director of Information Technology for the Company's Bal Seal Engineering division, since 2011. He held positions of increasing responsibility at Bal Seal Engineering, including Systems Development Manager and Programmer Analyst. Prior to this, Mr. Dilig was a Programmer Analyst for The Walt Disney Company.
Megan A. Morgan	47	Vice President, Human Resources and Chief Human Resources Officer
Ms. Morgan was appointed Vice President, Human Resources and Chief Human Resources Officer, effective February 1, 2021. Ms. Morgan has served in various roles since joining the Company in 2018, most recently as Vice President of Human Resources, Kaman Aerospace Group. Prior to joining the company, Ms. Morgan held positions at Legrand Electrical Wiring Systems, Barnes Group Inc., and PricewaterhouseCoopers LLP.

Matthew K. Petterson	40	Vice President, Chief Accounting Officer and Controller
Mr. Petterson was appointed Vice President, Chief Accounting Officer and Controller effective September 1, 2023. Since joining the Company in September 2021, Mr. Petterson has held several positions of increasing responsibility in accounting and finance roles within Kaman Precision Products, Inc. and Kaman Aerospace Corporation, subsidiaries of the Company within the Precision Products segment, most recently serving as Vice President - Finance - Air Vehicles & Precision Products since May 2023, and serving as Executive Director, Finance from January 2022 to May 2023 and Director, Accounting from September 2021 to January 2022. Prior to joining the Company, he held several positions of increasing responsibility with PricewaterhouseCoopers LLP from September 2010 to September 2021.

Kristen M. Samson	50	Vice President and Chief Marketing and Communications Officer	Ms. Samson joined Kaman as Vice President and Chief Marketing and Communications Officer effective January 18, 2021. Prior to joining Kaman, Ms. Samson served in various leadership roles, including Vice President, Marketing and Communications for Textron Systems from 2019 to 2021; Vice President, Marketing and Communications for TRU Simulation + Training from 2016 to 2019; and Vice President of Marketing, Communications and Product Management at Lycoming Engines. Prior to this, Ms. Samson held positions at Comcast Sportsnet and Time Warner Cable. She is a certified Six Sigma Green Belt.

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

RISKS RELATED TO OUR BUSINESS, THE INDUSTRIES IN WHICH WE OPERATE, OUR PROGRAMS AND OUR CONTRACTS

The failure to complete our announced acquisition by Arcline could have a material adverse effect on our business, results of operations, financial condition, cash flows and stock price.

On January 19, 2024, the Company announced that it has entered into a definitive agreement to be acquired by an affiliate of Arcline. The transaction, which has been unanimously approved by the Company's Board of Directors, is expected to close in the first half of 2024, subject to customary closing conditions, including approval by the Company's shareholders and receipt of required regulatory approvals. There is no assurance that all of the conditions of the transaction will be satisfied, or that the transaction will be completed on the announced terms, within the expected timeframe or at all. The closing of the transaction may be delayed, or the transaction may not be completed, due to a number of factors, including as a result of the failure to obtain shareholder or regulatory approval or to satisfy any other requisite closing conditions.

If the transaction does not close, we could suffer consequences that may have an adverse effect on our business, financial condition, operating results, cash flows and stock price. To the extent that the market price of our common stock reflects the assumption that the transaction will be completed, the price of our stock could decline. Investor confidence in us could decrease, relationships with suppliers or customers may be adversely impacted, we may be unable to hire or retain key personnel and we may not be able to overcome negative reactions from analysts in a timely manner or at all. We have incurred significant costs, including professional services fees and other transaction costs, in connection with the anticipated transaction that we would be unable to recover, and devoted substantial commitments of time and resources by our management, which could have otherwise been devoted to operations and other opportunities that could have been beneficial to us.

Our failure to comply with the covenants contained in our credit facility could trigger an event of default, which could materially and adversely affect our operating results and our financial condition.

Our credit facility requires us to maintain certain financial ratios and comply with various operational and other covenants. As of December 31, 2023, our Consolidated Total Net Leverage Ratio was 4.00, as calculated in accordance with the Credit Agreement, compared to the maximum permitted ratio of 4.75 to 1.00. If we were unable to maintain these ratios and comply with such covenants, we would need to seek relief from our lenders in order to avoid, cure or have waived an event of default under the facility. There can be no assurance that we would be able to obtain such relief on commercially reasonable terms or otherwise. If an event of default occurs and is not cured or waived, we may not be able to make further borrowings under the credit facility and our lenders could, among other things, cause all outstanding indebtedness under the credit facility to be due and payable immediately. There can be no assurance that our assets or cash flows would be sufficient to provide us with the liquidity to fund outstanding commitments or meet other business requirements or to enable us to fully repay those amounts or that we would be able to refinance or restructure the indebtedness. If, as or when required, we are unable to repay, refinance or restructure the indebtedness outstanding under our credit facility, or amend the financial ratios and covenants contained therein, the lenders under our credit facility could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets. This, in turn, could result in an event of default under one or more of our other financing agreements, including our convertible notes.

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

As of December 31, 2023, we had $557.5 million in long-term debt outstanding excluding debt issuance costs. Additionally, our secured revolving credit facility has a remaining borrowing capacity of $104.3 million, subject to EBITDA, as of December 31, 2023 (all of which would be secured when drawn).

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

Our ability to meet expenses and debt service obligations will depend on our future performance, which will be affected by financial, business, economic and other factors, including the inflationary environment, fluctuating interest rates, potential changes in consumer and customer preferences and behaviors, the success of product and marketing innovation and pressure from competitors. If we do not generate enough cash to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or issue additional equity.

Our variable rate debt subjects us to interest rate risk that could cause our interest expense to increase significantly.

The Company's Credit Agreement contains floating rate obligations and is subject to interest rate fluctuations, which exposes us to interest rate risk. Interest rates for our variable rate debt began to rise significantly in the second half of 2022 and remained high throughout 2023. If interest rates continue to increase, the interest expense on our Credit Agreement will continue to increase even if the amount borrowed remains the same, and our results of operations and cash flows, including cash available for interest payments or debt repayment, will correspondingly decrease. The Company has entered into interest rate swap agreements as a method of managing interest rate risk associated with the Company's variable-rate borrowings.

We have completed Joint Programmable Fuze ("JPF") production under our USG contract, so the future viability of our JPF program will depend on our ability to market and sell the FMU 152 A/B to foreign militaries in direct commercial sales transactions.

Our JPF program continues to wind down as it moves to the end of its lifecycle, reflecting the previously announced decision of the United States Air Force ("USAF") to move from the FMU 152 A/B (which we manufacture and produce) to the FMU-139 D/B (which we do not manufacture or produce) as its primary fuze system. We completed Option 16 of our JPF contract with the USG in the second quarter of 2023, which related solely to the procurement of fuzes by or in support of foreign militaries and does not include any sales to the USAF. The USG has indicated that they will not award us any future options, either as direct sales to the USG or indirect sales to foreign militaries through the USG. Therefore, the future viability of our JPF program will depend entirely on our ability to market and sell the JPF to foreign militaries in direct commercial sales (“DCS”) transactions. As of December 31, 2023, our total JPF backlog was $54.1 million, up from $20.0 million at December 31, 2022 as a result of multiple orders received in the fourth quarter. We are currently in discussions with one Middle Eastern customer for one or more follow-on orders aggregating a minimum of $45.0 million that would further extend the life of the program, but there can be no assurance as to the receipt, magnitude and timing of this order. Moreover, any such order, if received, would be subject to the receipt of all necessary export approvals, licenses and other authorizations, including the receipt of manufacturing authorization from the USG, needed to effectuate the sales, which are subject to political and geopolitical conditions beyond our control.

As a result of the inability to successfully market and sell the JPF to foreign militaries in DCS transactions in a timely manner at prices and in quantities that would continue to support production at current levels, in the fourth quarter of 2022, we announced a restructuring plan that will lead to the permanent closure of our Orlando, Florida manufacturing facility by the end of 2024.

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

We have several significant long-term contracts either directly with the USG or where the USG is the ultimate customer, including the Sikorsky BLACK HAWK cockpit program and the A-10 program. These contracts are subject to unique risks, some of which are beyond our control. Examples of such risks include:
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
•The costs we incur on our USG contracts, including allocated indirect costs, may be audited by USG representatives. Any costs found to be improperly allocated to a specific contract would not be reimbursed, and such costs already reimbursed would have to be refunded, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Moreover, if any audit were to reveal the existence of improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the USG. The Company is currently undergoing a Cost Accounting Standard 410 audit at its Orlando facility.
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
•Accrual of contract losses; and
•Changes in our overhead rates.

Because of the significance of the judgments and estimation processes, it is likely that materially different sales and profit amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect current and future financial performance. While we perform quarterly reviews of our long-term contracts to address and lessen the effects of these risks, there can be no assurance that we will not make material adjustments to underlying assumptions or estimates relating to one or more long-term contracts that have a material adverse effect on our business, financial condition, results of operations and cash flows. The Company recognized reductions in revenue due to changes in profit estimates in the years ended December 31, 2023, 2022 and 2021. Refer to Note 1, Summary of Significant Accounting Policies, for further information.

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

Although inflation in the United States was relatively low for several years, there has been a significant and sustained increase in inflation in 2022 and 2023. The Federal Reserve has raised certain benchmark interest rates in an effort to combat inflation and concerns of threats of recession. Inflation increases the cost of goods, logistics and services we utilize in our operations, such as electricity, heating and other utilities, which increases our expenses. Inflation may also cause us to increase wages by a larger amount than we have budgeted to retain our employees. Our suppliers may also be affected by inflation and the rising costs of goods and services used in their businesses, and they may attempt to pass these costs down to us. Inflation may also have a negative impact on our customers' ability to afford our products. If we are unable to recover inflationary cost increases with increased prices on our products, this could impact margin profitability.

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
Our business may be impacted by regulations set forth by the FAA to obtain Parts Manufacturer Approvals ("PMA") to design or produce a modification or replacement aircraft part. The loss or suspension of the Company's product and design approvals could negatively impact our operating results and profits. We believe our current design and production processes that are subject to such regulations by the FAA are in compliance; however, there can be no assurance that we will not lose approvals for our products in the future. Additionally, we have been subject to claims of intellectual property infringement by third parties, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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

RISKS RELATED TO INFORMATION TECHNOLOGY AND CYBERSECURITY

Cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted computer crime poses a risk to our systems, networks, products and data.

Our information technology systems provide critical data connectivity, information and services for internal and external users. These interactions include, but are not limited to, ordering and managing materials from suppliers, inventory management, shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements and other processes necessary to manage our business. Our computer systems face the threat of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks, the unauthorized use of artificial intelligence and other security problems and system disruptions. These threats may be heightened due to the ongoing military conflict between Ukraine and Russia and Israel and Hamas. We rely heavily on our information technology systems, networks and services, some of which are managed, hosted and provided by third-parties to conduct our business.

Cyber-attacks are evolving and include, but are not limited to, malicious software, destructive malware, attempts to gain unauthorized access to data, manipulation of data, disruption or denial of service attacks and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential, personal or otherwise protected information, including trade secrets, and corruption of data, networks or systems. We provide products and services to customers who also face cyber threats. Our products and services are subject to cyber threats and we may not be able to detect or deter such threats, which could result in losses that could materially adversely affect our customers and our company. We have experienced cybersecurity attacks, including but not limited to, a Doppelpaymer ransomware attack in 2020. As of the date of this report, such incidents have not been material to our business or financial results.

We could also be impacted by cyber incidents in our suppliers', partners' and customers' systems that are used in connection with our business, including threats directed towards our third-party and cloud service providers. Any such breach could compromise our networks and the information there could be accessed, publicly disclosed, lost or stolen. These events, if not prevented or mitigated, could damage our reputation, require remedial action and lead to loss of business, regulatory actions, potential liability and other financial losses, any of which could have a material adverse impact on our business, financial condition and results of operations.

Our information technology systems, processes and sites may suffer interruptions or failures which may affect our ability to conduct our business.

In the event our information technology systems are damaged or cease to function properly due to any number of causes, such as catastrophic events, power outages and security breaches resulting in unauthorized access or cyber-attacks, and our information security program, incident report capabilities, business continuity plans and security precautions do not function effectively on a timely basis, we may suffer interruptions in our operations or the misappropriation of proprietary information, which may adversely impact our business, financial condition, results of operations and cash flows. We have experienced cybersecurity attacks, including but not limited to, a Doppelpaymer ransomware attack in 2020. As of the date of this report, such incidents have not been material to our business or financial results. We were able to restore affected systems and resume business operations in a relatively short period of time.

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

We are subject to a variety of U.S. federal, state, local and non-U.S. environmental, health and safety laws and regulations concerning, among other things, the health and safety of our employees, the generation, treatment, storage, use, transportation and disposal of certain materials including hazardous materials, substances and wastes, emissions or discharges of substances into the environment, and investigation and remediation of hazardous materials, substances and wastes at various sites. Our operations involve the use, primarily in our manufacturing processes, of substances and materials subject to these laws and regulations. Our failure to comply with these laws or regulations could result in regulatory penalties, fines, and legal liabilities; suspension of production; alteration of our manufacturing; damage to our reputation; and restrictions on our operations or sales. Furthermore, environmental laws and regulations outside of the U.S. are becoming more stringent, resulting in increased costs and compliance burdens.

We are also subject to other environmental laws and regulations, including those that require us to investigate and remediate soil and/or groundwater to meet certain remediation standards. Under federal law, generators of waste materials, and current and former owners or operators of facilities, can be subject to liability for investigation and remediation costs at locations that have been identified as requiring response actions. Liability under these laws may be retroactive, strict, joint and several, meaning that we could be liable for the costs of cleaning up environmental contamination regardless of when it occurred, fault or the amount of waste directly attributable to us. We have liabilities for investigation and remediation costs at various sites; however, the ultimate cost of site investigation and cleanup and timing of future cash outflows is difficult to predict, given the uncertainties regarding the extent and timing of the required investigation and cleanup, the interpretation of applicable laws and regulations, and alternative cleanup methods.

Additionally, future environmental investigation and remediation costs, including capital expenditures for environmental projects, may increase because of new/future laws and regulations, changing interpretations and stricter enforcement of current laws and regulations by regulatory authorities, expanding groundwater and other testing requirements, and new information on emerging contaminants such as per- and polyfluoroalkyl substances (“PFAS”), as well as uncertainty regarding remediation methods for such emerging contaminants. The Company has removed Aqueous Film Forming Foam ("AFFF"), a common PFAS source, from its firefighting systems at the Bloomfield, Connecticut location in accordance with state law. However, due to the quickly-evolving statutory and regulatory framework, the risks associated with potential future EHS activities and claims concerning PFAS cannot yet be fully evaluated, but could have a material impact on our business, financial condition, results of operations and cash flows.

In 2014, the Company sold its former manufacturing site in Moosup, Connecticut, to TD Development, LLC ("TD"). Although TD assumed contractual and statutory responsibility for the environmental remediation work required on this site (subject to a cost-sharing arrangement with the Company), the Company may be liable for the full cost of the investigation, remediation and abatement of the site as a result of TD’s failure to perform its contractual and statutory obligations. In September 2021, TD’s principal filed for personal bankruptcy protection, and during the course of that bankruptcy proceeding, the Company has learned that neither TD nor its principal is expected to have the means to support the investigation, remediation and abatement of the site. The Company has filed an objection to the issuance of a discharge in the bankruptcy proceeding. In the first quarter of 2024, the Company signed a settlement agreement with TD and related parties, which provided the Company access to the former site to update the environmental condition assessment of the property and remaining investigation and remediation efforts required, formalized the Company's oversight of the investigation and remediation activities with the Connecticut Department of Energy and Environmental Protection and enables investigation and remediation to be performed to industrial/commercial standards rather than the more stringent residential standards. Under this settlement agreement, the Company will undertake the investigation, remediation and abatement of the site, with a modest contribution from TD’s principal. The Company has engaged an environmental consultant to gather the appropriate data to calculate a range for the potential obligation, but is currently unable to estimate the costs that are likely to be incurred in connection with these environmental investigation and remediation activities.

The costs of complying with current or future environmental protection and health and safety laws and regulations, or liabilities arising from past or future releases of, or exposures to, hazardous substances, may exceed our estimates, or have a material adverse effect on our business, results of operations, financial condition, and cash flows. For a discussion of these matters, please refer to Note 19, Commitments and Contingencies, in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Increasing scrutiny and changing expectations from stakeholders with respect to our environmental, social and governance practices may expose us to new or additional risks.

Companies are facing increasing scrutiny from stakeholders and investors related to their ESG practices and disclosures, including those related to climate change, human capital management, diversity and inclusion, social and community impact, corporate culture and governance standards. This increased focus and activism related to ESG and similar matters may hinder access to financing or capital, as investors or lenders may determine to reallocate or not invest capital as a result of their assessment of a company's ESG practices and disclosures. If we do not adapt or comply with evolving investor, lender or stakeholder ESG expectations and standards, or if we are perceived to have not responded appropriately to the growing focus on ESG issues, regardless of whether there is a legal requirement to do so, we may suffer from reputational damage and could experience a material adverse effect on our business, financial condition, results of operations and cash flows. Conversely, if we comply with evolving investor, lender and stakeholder ESG expectations and standards, doing so could result in higher costs, disruption and diversion of management attention, an increased strain on our resources and heightened legal and regulatory risk.

Our foreign operations require us to comply with a number of United States and international laws and regulations, violations of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are required to comply with a number of United States and international laws and regulations, such as the U.S. Foreign Corrupt Practices Act of 1977 (the "FCPA"), the U.K. Bribery Act of 2010 (the "Bribery Act"), and other similar anti-corruption laws and regulations. The FCPA generally prohibits United States companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage. Although we have internal controls, procedures and compliance programs to train our employees and agents with respect to compliance with the FCPA and other applicable international laws and regulations, there can be no assurance that our policies, procedures and programs will always protect us from reckless or criminal acts committed by our employees or agents. Allegations of violations of applicable international laws and regulations, including the FCPA and the Bribery Act, may result in internal, independent or government investigations. The Company takes FCPA and Bribery Act violations seriously, and all allegations are promptly investigated. Violations of the FCPA and other international laws and regulations may lead to severe criminal or civil sanctions and could result in liabilities that have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In addition, certain contracts with foreign customers include terms and reflect legal requirements that create additional risks. These include, among others, industrial cooperation agreements requiring specific in-country purchases, investments, manufacturing agreements or other financial obligations, known as offset requirements, and provide for significant penalties if we fail to meet such requirements. Failure to satisfy offset requirements may also lead to the inability to do business with such customers in the future. Certain of our foreign customers have required us to enter into letters of credit, performance or surety bonds, bank guarantees and/or other financial arrangements to secure our performance obligations. Currently, DCS contracts with a Middle Eastern customer are secured by unconditional letters of credit aggregating $68.3 million, of which $57.4 million are under the revolving credit facility. These may be drawn upon unilaterally by the customer in the event of a disagreement or alleged failure to perform. All or any of these factors have the potential to have a material adverse effect on our business, financial condition, results of operations and cash flows.

We design, manufacture, service and sell complex aerospace parts, subassemblies and aircraft that subject us to potential risks and liabilities in the event they do not operate as intended.

The Company designs, manufactures, services and sells complex and sophisticated aerospace parts, subassemblies and aircraft. These products are manufactured according to detailed specifications and are subject to strict approval or certification requirements. Technical, mechanical and other failures have occurred in the past, and may occur in the future, whether as a result of manufacturing or design defects, operational processes or production issues attributable to us, our customers, suppliers, third party integrators or others. Our products could also fail as a result of cyber-attacks, such as those that seize control and result in misuse or unintended use of our products, or other intentional acts. Due to the nature of the Company's business, liability claims have arisen, and may arise in the future, from accidents or disasters involving products the Company has manufactured, including claims for injury or death. Product or system failures could result in negative publicity that could reduce demand for our products, product recalls, regulatory directives and product liability and warranty claims (including claims related to the safety or reliability of our products). Such failures could also lead to service, repair and maintenance costs, damages and fines and regulatory and environmental liabilities. While management believes that the Company maintains adequate insurance for these risks, insurance cannot be obtained to protect against all risks and liabilities. It is therefore possible that the insurance coverage may not cover all claims or liabilities, and the Company may be forced to bear unanticipated costs or liabilities. As of December 31, 2023, the Company is party to pending litigation proceedings relating to two incidents involving K-MAX® helicopters that each resulted in a fatality, and the Company has been notified of additional potential claims relating to one of such incidents. Each incident is the subject of one or more investigations undertaken by applicable civil aviation agencies located in the jurisdiction of the incident. These investigations are at varying stages of completion; certain agencies have issued final reports or taken other actions, while other investigations remain in progress. While it is not possible to predict the final outcome of all investigations, litigation or claims relating to these or other potential incidents, management believes that all such investigations, litigation or claims in existence at December 31, 2023, are not reasonably likely to have a material adverse effect on our business, financial condition and results of operations or cash flows.

Additional tax exposure and tax law changes could have a material effect on our financial results.

We are subject to income taxes in the United States and certain foreign jurisdictions. The determination of the Company’s provision for income taxes and other tax liabilities requires judgment and is based on legislative and regulatory structures that exist in the jurisdictions in which we operate, and we are periodically under audit by various tax authorities. We regularly assess the potential outcomes of examinations by tax authorities in determining the adequacy of our provision for income taxes. There are currently no tax audits in process. Although we do not believe that any material adjustments will result from tax audits, the outcome of such audits cannot be predicted with certainty. Any final assessment resulting from tax audits may result in material changes to our past or future taxable income, tax payable or deferred tax assets and may require us to pay penalties and interest that could have a material adverse effect on our results of operations.

The value of our deferred tax assets could become impaired, which could materially and adversely affect our operating results.
As of December 31, 2023, we had approximately $38.8 million in net deferred tax assets after valuation allowance. These deferred tax assets can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. Each quarter, we determine the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, historical operating results, expectations of future earnings and tax planning strategies. In the event that there is insufficient positive evidence to support the valuation of these assets, we may be required to further adjust the valuation allowance to reduce our deferred tax assets. Such a reduction could result in a material non-cash charge in the period in which the valuation allowance is adjusted and could have a material adverse effect on our results of operations.

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

In order to operate more efficiently and control costs, from time to time, we announce restructuring plans or other cost savings initiatives, which include workforce reductions as well as facility consolidations and other cost reduction initiatives, such as streamlining our processes. These plans are intended to generate operating expense savings through direct cost and indirect overhead expense reductions, as well as other savings. In December 2022, the Company began a review of all businesses and programs to increase efficiencies, improve working capital management and focus on sustainable and consistent revenue and profit generating activities. As a result of this review, we announced a restructuring plan which includes the following: (i) consolidating JPF production to our Middletown, Connecticut facility leading to the permanent closure of our Orlando, Florida manufacturing facility by the end of 2024; (ii) discontinuing the manufacture and production of the K-MAX® and the TITAN UAV unmanned aerial system; (iii) streamlining the Company’s facilities and functions by reducing headcount, eliminating non-value added activities and waste in its processes; and (iv) right-sizing the Company’s total cost structure to better align with the size of the Company. These actions, in combination with the previously announced JPF program consolidation and related closure of the Company’s Orlando facility, are expected to generate approximately $25 million of annualized run-rate cost savings and are intended to allow the Company to focus on driving meaningful growth in its core businesses and improve earnings over time.

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

GENERAL RISK FACTORS

Our future operating results will be impacted by changes in global economic, political and environmental conditions.

Our future operating results and liquidity are expected to be impacted by changes in general economic, political and environmental conditions which may affect, among other things, the following:
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
•The political stability and leadership of countries where our customers and suppliers reside, including military activity, training and threat levels, any adverse changes in which could negatively impact our financial results, such as the effects of the ongoing wars in Ukraine and Israel. These effects include adverse impacts on energy availability and prices, natural materials availability and pricing, sanctions, loss of company markets and financial market impacts; and
•The volatility in equity capital markets which may continue to adversely affect the market price of our common shares, which may affect our ability to fund our business through the sale of equity securities and retain key employees through our equity compensation plans.
•Natural disasters or the effects of climate change may impact our operations, or those of our suppliers and customers, causing significant physical damage to facilities and equipment, as well as infrastructure, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

While general economic, political and environmental conditions have not impaired our ability to access credit markets and finance our operations to date, there can be no assurance that we will not experience future adverse effects that may be material to our cash flows, competitive position, financial condition, results of operations or our ability to access capital.

We could be negatively impacted by the loss of key suppliers, the consolidation of suppliers, the lack of product availability, a decrease in quality or changes in supplier programs or prices.

Our business depends on maintaining a sufficient supply of various products to meet our customers' demands. We have long-standing relationships with key suppliers but these relationships generally are non-exclusive and could be terminated by either party. If we were to lose a key supplier, or were unable to obtain the same levels of deliveries from these suppliers and were unable to supplement those purchases with products obtained from other suppliers, it could have a material adverse effect on our business. Additionally, we rely on foreign and domestic suppliers and commodity markets to secure raw materials used in many of the products we manufacture. Suppliers have consolidated and formed alliances to broaden their product and integrated system offerings, and achieve critical mass. Supplier consolidation could cause us to compete against certain competitors with greater financial resources, market penetration and purchasing power. This exposes us to volatility in the price and availability of raw materials. In some instances, we depend upon a single source of supply. Supply interruptions could arise from shortages of raw materials, labor disputes or worker resignations, weather conditions, geopolitical instability due to ongoing military conflicts, such as between Ukraine and Russia and between Israel and Hamas, continuing U.S. sanctions on China's microchip manufacturing or pandemics, affecting suppliers' production, transportation disruptions or other reasons beyond our control. Even if we continue with our current supplier relationships, high demand for certain products may result in us being unable to meet our customers' demands, which could put us at a competitive disadvantage. Our suppliers may also provide us with parts or materials that do not meet our rigorous quality standards. This may cause delays in our ability to provide our products timely to our customers, or may result in incurring additional costs in order to procure parts or materials that function as required. Additionally, our key suppliers could also increase the pricing of their products, which would negatively affect our operating results if we were not able to pass these price increases through to our customers. Price increases may intensify or occur more frequently as demand for raw materials and components increase, or as disruptions occur within the supply chain. The prices for our products fluctuate depending on market conditions and global demand, and we may be required to absorb the cost increase. We base our supply management process on an appropriate balancing of the foreseeable risks and the costs of alternative practices. To protect ourselves against such risks, we may engage in strategic inventory purchases during the year, negotiate long-term vendor supply agreements, monitor our inventory levels and obtain second sources when applicable to ensure that we have the appropriate inventory on hand to meet our customers' requirements.

We may not realize all of the sales expected from our existing backlog or anticipated orders.

At December 31, 2023, we had $749.9 million of order backlog. There can be no assurance that the revenues included in our backlog will be realized or, if realized will result in profits. We consider backlog to be firm customer orders. OEM customers may provide projections of components and assemblies that they anticipate purchasing in the future under existing programs. These projections may represent orders that are beyond lead time and are included in backlog when supported by a long term agreement. Our customers have the right under certain circumstances or with certain penalties or consequences to terminate, reduce or defer firm orders that we have in backlog. If our customers terminate, reduce or defer firm orders, we may be protected from certain costs and losses, but our sales would be adversely affected. Although we strive to maintain ongoing relationships with our customers, there is an ongoing risk that orders may be canceled or rescheduled due to fluctuations in our customers’ business needs or purchasing budgets.

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
•Inventory obsolescence;
•Accrual of contract losses;
•Fluctuations in oil and utility costs;
•Health care reform;
•Completion or announcement of acquisitions or divestitures; and
•General economic conditions in regions in which we conduct business.

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

We rely on a combination of patents, trademarks, copyrights, trade secrets, nondisclosure agreements, physical and information technology security systems, internal controls and compliance systems and other measures to protect our intellectual property, data, and technology rights, both domestically and internationally, as well as the intellectual property, data and technology rights of our customers and suppliers that we have in our possession or to which we have access. Our efforts to protect such intellectual property, data and technology rights may not be sufficient. There can be no assurance that our pending patent applications will result in the issuance of patents to us, that patents issued to or licensed by us in the past or in the future will not be challenged or circumvented by competitors, or that these patents will be found to be valid or sufficiently broad to preclude our competitors from introducing technologies similar to those covered by our patents and patent applications. Our ability to protect and enforce our intellectual property, data and technology rights may be limited in certain countries outside the U.S. as may be our ability to prevent theft or compromise of our intellectual property, data and technology rights by competitors, state actors or third parties. In addition, we have been and may continue to be the target of competitor or other third-party patent enforcement actions seeking substantial monetary damages or seeking to prevent our sale and marketing of certain of our products or services. Our competitive position also may be adversely impacted by limitations on our ability to obtain possession of, and ownership or necessary licenses concerning, data important to the development or provision of our products or service offerings, or by limitations on our ability to restrict the use by others of data related to our products or services. Any of these events or factors could have a material adverse effect on our competitive position, subject us to judgments, penalties and significant litigation costs or temporarily or permanently disrupt our sales and marketing of the affected products or services. Any of the foregoing could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

Business disruptions could seriously affect our sales and financial condition or increase our costs and expenses.
Our business may be impacted by disruptions including, but not limited to, threats to physical security, heightened geopolitical tensions, trade sanctions, information technology attacks or failures, damaging weather or other acts of nature and pandemics, epidemics or other public health crises. Any of these disruptions could affect our internal operations or services provided to customers, and could impact our sales, increase our expenses or adversely affect our reputation or our stock price. We have developed and are implementing business continuity plans for each of our businesses, in order to mitigate the effects disruptions may have on our financial results.

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

Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and other factors that may cause the Company's actual results and financial condition to differ materially from those expressed or implied in the forward-looking statements. Such risks, uncertainties and other factors include, among others: (i) the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement; (ii) the risk that the Company’s shareholders may not approve the proposed transaction; (iii) inability to complete the proposed transaction because, among other reasons, conditions to the closing of the proposed transaction may not be satisfied or waived; (iv) uncertainty as to the timing of completion of the proposed transaction; (v) potential adverse effects or changes to relationships with customers, employees, suppliers or other parties resulting from the announcement or completion of the proposed transaction; (vi) potential litigation relating to the proposed transaction that could be instituted against the Company, Arcline or their respective directors and officers, including the effects of any outcomes related thereto; (vii) possible disruptions from the proposed transaction that could harm the Company’s or Arcline’s business, including current plans and operations; (viii) changes in domestic and foreign economic and competitive conditions in markets served by the Company, particularly the defense, commercial aviation and industrial production markets; (ix) changes in government and customer priorities and requirements (including cost-cutting initiatives, government and customer shut-downs, the potential deferral of awards, terminations or reductions of expenditures to respond to the priorities of Congress and the Administration, or budgetary cuts resulting from Congressional actions or automatic sequestration); (x) changes in geopolitical conditions in countries where the Company does or intends to do business; (xi) the successful conclusion of competitions for government programs (including new, follow-on and successor programs) and thereafter successful contract negotiations with government authorities (both foreign and domestic) for the terms and conditions of the programs; (xii) the timely receipt of any necessary export approvals and/or other licenses or authorizations from the USG; (xiii) timely satisfaction or fulfillment of material contractual conditions precedents in customer purchase orders, contracts, or similar arrangements; (xiv) the existence of standard government contract provisions permitting renegotiation of terms and termination for the convenience of the government; (xv) the successful resolution of government inquiries or investigations relating to our businesses and programs; (xvi) risks and uncertainties associated with the successful implementation and ramp up of significant new programs, including the ability to manufacture the products to the detailed specifications required and recover start-up costs and other investments in the programs; (xvii) potential difficulties associated with variable acceptance test results, given sensitive production materials and extreme test parameters; (xiii) the continued support of the existing K-MAX® helicopter fleet, including sale of existing K-MAX® spare parts inventory and the receipt of orders for new aircraft sufficient to recover our investments in the K-MAX® production line; (xix) the accuracy of current cost estimates associated with environmental remediation activities; (xx) the profitable integration of acquired businesses into the Company's operations; (xxi) the ability to recover from cyber-based or other security attacks, information technology failures or other disruptions; (xxii) changes in supplier sales or vendor incentive policies; (xxiii) the ability of our suppliers to satisfy their performance obligations, including any supply chain disruptions; (xxiv) the effects of price increases or decreases; (xxv) the effects of pension regulations, pension plan assumptions, pension plan asset performance, future contributions and the pension freeze; (xxvi) future levels of indebtedness and capital expenditures; (xxvii) compliance with our debt covenants; (xxiii) the continued availability of raw materials and other commodities in adequate supplies and the effect of increased costs for such items; (xxix) the effects of currency exchange rates and foreign competition on future operations; (xxx) changes in laws and regulations, taxes, interest rates, inflation rates and general business conditions; (xxxi) future repurchases and/or issuances of common stock;(xxxii) the occurrence of unanticipated restructuring costs or the failure to realize anticipated savings or benefits from past or future expense reduction actions; (xxxiii) the ability to recruit and retain skilled employees; (xxxiv) the successful resolution of all pending and future investigations, litigation or claims relating to the manufacture or design of our products, including, without limitation, the K-MAX® helicopter; and (xxxv) other risks and uncertainties set forth herein.

Any forward-looking information provided in this report should be considered with these factors in mind. We assume no obligation to update any forward-looking statements contained in this report.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.     CYBERSECURITY

The Company maintains a commitment to cybersecurity using a combination of policy, technology, and training across the corporation. Emerging threats and regulatory compliance require regular monitoring and maintenance of the information technology environment, which the Company accomplishes by using internal resources, contracted partners, and industry-standard practices to meet security goals. These include implementation of technical controls such as National Institute of Standards and Technology ("NIST") SP 800-53 and NIST SP 800-171, and adherence to guidelines including Sarbanes-Oxley and the U.S. Department of Defense Federal Acquisition Regulation Supplement ("DFARS"). To address the risks to our information technology systems and data and as part of our Corporate Enterprise Risk Management program, we manage an information security program, which is designed to comply with the Department of Justice's CMMC requirements, maintain strong incident reporting capabilities and perform daily off-site backups. Additionally, we have implemented business continuity plans and security precautions for our critical systems, including establishing a back-up data center.

The Company's cybersecurity protections are based on layered technologies supporting trained employees. Periodic testing of networks, systems, and personnel is performed to validate implementation and effectiveness of controls. Penetration testing, internal and external audit and annual review of policies and response plans are designed to provide a cybersecurity governance framework and independent verification that the Company maintains effective cybersecurity controls. Our information security team regularly monitors our network for anomalous activity and indications that track threat advisories from government security services, such as the Federal Bureau of Investigation and the Cybersecurity and Infrastructure Security Administration as well as commercial cybersecurity companies and information technology vendors. Automated tools and our third-party Security Operations Center provide alerts to our information security staff regarding potential threats.

We perform annual assessments of information technology risk, including threats associated with our third-party service providers. We conduct diligence on all third-party providers we work with to evaluate their security practices consistent with our security principles, including compliance with regulatory and industry controls such as NIST 800-53 and System and Organization Controls reports. Cybersecurity risks, both internally and from third-party providers, are tracked quarterly as part of the Corporate Enterprise Risk Management program.

As of the date of filing, there are no material risks from cybersecurity threats, including those resulting from previous incidents, that have or are reasonably likely to have a material impact on our business strategy, results of operations or financial conditions. Refer to Item 1A, Risk Factors, for further information and a discussion of a previous cybersecurity incident identified at the Company.

The Audit Committee of the Board of Directors oversees the Company’s business risk assessment framework and identifies principal business risks confronting the Company, including cybersecurity issues. The Audit Committee also reviews and discusses with management the Company’s cybersecurity, data protection and information technology risks, controls and procedures and the Company’s plans to mitigate those risks. The Audit Committee discusses cybersecurity risks and exposures periodically with management as well as internal and external auditors. The VP, Information Technology and our internal audit team provide the Audit Committee with quarterly or as needed updates on the performance of our program and information security matters and risk.

The VP, Information Technology, along with the information technology organization, is primarily responsible for the assessment and management of material risks from cybersecurity threats. This individual is responsible for briefing our executive officers and their direct reports about information technology threats to the organization and recommended courses of action. The Company’s cybersecurity incident response plan includes measures for communicating with executive leadership about prevention, detection and remediation of identified information technology incidents.

Members of the information technology organization, including the VP, Information Technology, directors and managers, maintain cybersecurity credentials, such as Certified Information Security Manager ("CISM"), Certified Information Systems Security Specialist ("CISSP"), Certified Information Systems Auditor ("CISA") and Certified Data Privacy Solutions Engineer ("CDPSE"), as well as technology-specific qualifications for infrastructure and security used in the IT environment.

ITEM 2.     PROPERTIES

Our facilities are generally suitable for, and adequate to serve, their intended uses. At December 31, 2023, we occupied major facilities at the following principal locations:

Segment	Location	Property Type (1)
Engineered Products	Bloomfield, Connecticut	Owned - Manufacturing & Office
	Rimpar, Germany	Owned - Manufacturing & Office
	Prachatice, Czech Republic	Owned - Assembly & Office
	Höchstadt, Germany	Owned - Manufacturing & Office
	Foothills Ranch, California	Owned - Manufacturing & Office
	Colorado Springs, Colorado	Owned - Manufacturing & Office
	Gilbert, Arizona	Leased - Office & Service Center
	Avon, Ohio	Owned - Manufacturing & Office

Precision Products	Orlando, Florida	Owned - Manufacturing & Office
	Middletown, Connecticut	Owned - Manufacturing & Office
	Bloomfield, Connecticut	Owned - Manufacturing, Office & Service Center

Structures	Jacksonville, Florida	Leased - Manufacturing & Office
	Wichita, Kansas	Leased - Manufacturing & Office
	Bennington, Vermont	Owned - Manufacturing & Office

Corporate	Bloomfield, Connecticut	Owned - Office & Information Technology Back-Up Data Center
	Orlando, Florida	Leased - Office

Square Feet
Engineered Products	1,025,932
Precision Products	593,472
Structures	460,639
Corporate (2)	130,147
Total	2,210,190
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

While it is not possible to predict the outcome of these matters with certainty, based upon available information, management believes that all settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in legal proceedings and that can be reasonably estimated are accrued for at December 31, 2023. Despite this analysis, there can be no assurance that the final outcome of these matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Except as set forth below, as of December 31, 2023, neither the Company nor any of its subsidiaries is a party, nor is any of its or their property subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company and its subsidiaries. Additional information relating to certain of these matters is set forth in Note 19, Commitments and Contingencies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Environmental Matters

The Company and its subsidiaries are subject to numerous U.S. federal, state and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our currently or formerly owned/operated facilities or investigation and remediation as a result of past activities (including past activities of companies we have acquired). From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which may include sites owned or operated by us, sites we previously owned or operated and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. While it is not possible to predict the outcome of these proceedings, in the opinion of management, any payments we may be required to make as a result of all such claims in existence at December 31, 2023, will not have a material adverse effect on our business, financial condition and results of operations or cash flows. Additional information relating to certain of these matters is set forth in Note 19, Commitments and Contingencies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET, DIVIDEND AND SHAREHOLDER INFORMATION

Our Common Stock is traded on the New York Stock Exchange under the symbol "KAMN". As of January 26, 2024, there were 3,335 registered holders of our Common Stock. Holders of the Company’s Common Stock are eligible to participate in the Computershare CIP program, which offers a variety of services including dividend reinvestment and direct stock purchase. The plan brochure describing the program may be obtained by contacting Computershare at (800) 227-0291 or via the web at www.computershare.com/investor.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about purchases of Common Stock by the Company during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan (b) (in thousands)
September 30, 2023 – October 27, 2023	—	$—	—	$50,000
October 28, 2023 – November 24, 2023	95	$19.75	—	$50,000
November 25, 2023 – December 31, 2023	—	$—	—	$50,000
Total	95		—
(a) During the quarter the Company purchased 95 shares in connection with employee tax withholding obligations as permitted by our equity compensation plans; these purchases were made in compliance with SEC Rule 16b-3. These are not purchases under our publicly announced program.

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

PERFORMANCE GRAPH

Following is a comparison of our total shareholder return for the period 2018 – 2023 compared to the Russell 2000 Small Cap Index, S&P 600 Small Cap Index and the S&P 600 Small Cap Aerospace & Defense Index, as permitted by regulation, all of which are comprised of issuers with market capitalizations generally similar to that of the Company.

	2018	2019	2020	2021	2022	2023
Kaman Corporation	100.00	119.06	105.14	80.87	42.95	47.82
Russell 2000	100.00	125.52	150.58	172.90	137.56	160.85
S&P Small Cap 600	100.00	122.78	136.64	173.29	145.39	168.73
S&P 600 Aerospace & Defense	100.00	130.43	130.30	126.18	131.98	180.80

The Company's 2022, 2021 and 2020 results were impacted by the effects of the COVID-19 pandemic on the commercial aerospace end market. Additionally, the Company's 2022 results were impacted by supply chain disruptions and a reduction in and shift in timing of JPF sales as the program continued to move through its product lifecycle. In the third quarter of 2022, the Company borrowed against its Credit Agreement to fund the acquisition of Aircraft Wheel and Brake, resulting in a highly leveraged balance sheet. The Company remained highly leveraged throughout 2023. The uptick in shareholder return for the year ended December 31, 2023 is representative of improved performance and achievement of externally communicated financial targets. For further information on these items, refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Segment Results of Operations and Financial Condition.

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

On January 19, 2024, the Company announced that it had entered into a definitive agreement to be acquired by an affiliate of Arcline Investment Management, L.P. (“Arcline”), a growth-oriented private equity firm with deep experience investing in technology-driven, meaningful-to-the-world industrial businesses, in an all-cash transaction with a total enterprise value of approximately $1.8 billion. Upon completion of the transaction, Kaman will become a privately held company.

Executive Summary

In the year ended December 31, 2023, consolidated net sales increased by 12.8% to $775.9 million, primarily driven by sales from our Aircraft Wheel and Brake acquisition and continued strong organic growth in the Engineered Products segment, partially offset by lower sales on our Joint Programmable Fuze ("JPF") program. Gross margin as a percentage of sales increased to 34.8% compared to 25.6% in the prior year period, due to improved performance on our bearings and PMA aftermarket products, the addition of gross profit associated with our Aircraft Wheel and Brake acquisition and $43.5 million in lower write-offs of K-MAX inventory. Selling, general and administrative expenses ("S,G&A") increased by 2.7%, mostly driven by the addition of S,G&A from Aircraft Wheel and Brake. Operating income in the period improved to $49.1 million, as a result of the drivers discussed above and the absence of the $25.3 million goodwill impairment and $9.1 million contract costs write-offs incurred in the prior period and lower restructuring and severance costs, partially offset by higher intangible asset amortization driven by the Aircraft Wheel and Brake acquisition.

Other financial highlights

•Net earnings, net of tax was $7.9 million, compared to a loss of $48.6 million in the prior year. The increase in net earnings was primarily a result of the drivers discussed above, partially offset by an increase in interest expense and lower non-service pension and post-retirement benefit income. GAAP earnings per share was $0.28 compared to loss per share of $1.73 in the prior year, primarily due to the items discussed above.
•Cash flows provided by operating activities were $72.7 million for 2023, an increase of $51.7 million, compared to the prior year. This change was largely driven by improved performance, income tax refunds received in the current period and the wind down of work on the JPF program with the U.S. Government ("USG").
•Total unfulfilled performance obligations ("backlog") increased 4.0% to $749.9 million, mostly driven by strong order intake at our Engineered Products segment.

Other key events

•In the fourth quarter of 2023, we received multiple JPF orders aggregating $51.2 million.
•In October 2023, the Company received an order for a K-MAX® medium-to-heavy lift helicopter from Black Tusk Helicopter. The aircraft was accepted by the customer in the fourth quarter of 2023.
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
•In February 2023, Kaman Precision Products, Inc. ("KPPI"), and the Tawazun Council signed a Business Plan Approval Letter for Kaman EMEA, Inc. to establish a Height of Burst manufacturing and final assembly facility at the Tawazun Industrial Park.

Impacts from Current Economy

We are currently operating in a period of global economic uncertainty, which has been significantly impacted by geopolitical instability due to ongoing military conflicts, such as between Ukraine and Russia and between Israel and Hamas, continuing U.S. sanctions on China's microchip manufacturing, inflation and fluctuating interest rates. U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions. Although the length and impact of the ongoing military conflicts are highly unpredictable, they could lead to market disruptions, including volatility in credit and capital markets, increases in commodity prices, supply chain interruptions, as well as the potential for increased risk of cyber disruptions. We are continuing to monitor the ongoing military conflicts, including their global effects, and assessing their potential impact on our business, including the timing of our sales as certain customers purchase safety stock for their own supply chains. As of the date of this filing, we have not been materially impacted by the ongoing military conflicts. It is impossible to predict the extent to which our operations, or those of our customers or suppliers, will be impacted, or the ways in which these conflicts may impact our business, cash flows or results of operations.

The above forces have impacted our supply chain; we are seeing quality issues and defects, part shortages and increased lead times for certain parts. In addition to supply chain impacts, we have been and believe we will continue to be impacted by higher interest expense given our outstanding borrowings under our revolving credit facility with a floating interest rate. These impacts are likely to persist through the first quarter of 2024 and beyond. To mitigate risks associated with the floating interest rate on our credit facility, we entered into interest rate swap agreements, effective January 1, 2023, for the purposes of hedging the eight quarterly variable-rate Credit Agreement interest payments due in 2023 and 2024. These swaps provide a fixed interest rate on approximately 65% of the Company's total outstanding debt. We cannot predict the impact on the Company’s end markets or input costs nor the ability of the Company to recover cost increases through pricing.

RESULTS FROM OPERATIONS

Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of the change in results of operations from the earliest year presented.

Net Sales

	2023	2022	2021
In thousands
Net sales	$775,854	$687,961	$708,993
$ change	87,893	(21,032)	(75,466)
% change	12.8%	(3.0)%	(9.6)%

Acquisition sales(1)	52,062	—	—
Organic sales	$723,792	$687,961	$708,993
$ change	35,831	(21,032)
% change	5.2%	(3.0)%
(1) Sales contributed by an acquisition are included in organic sales one year following the date of acquisition. As such, 2023 acquisition sales reflects sales for Aircraft Wheel and Brake through September 16, 2023.

Net sales for 2023 increased when compared to 2022, due to a 5.2% increase in organic sales and the contribution of $52.1 million in acquisition sales from our Aircraft Wheel and Brake division. The increase in organic sales was attributable to higher organic sales of $83.5 million at our Engineered Products segment and $8.2 million in higher sales at our Structures segment, partially offset by $55.9 million in lower sales in our Precision Products segment. Foreign currency exchange rates relative to the U.S. dollar had a favorable impact of $3.7 million on net sales. See Segment Results of Operations and Financial Condition below for further discussion of segment net sales.

The table below summarizes the changes in organic net sales by product line for the year ended December 31, 2023, compared to the corresponding period in 2022.

Product Line	Increase (Decrease)	$ (in millions)	%
Defense	↑	$15.8	10.8%
Safe and Arm Devices	↓	$(56.2)	(44.7)%
Commercial, Business and General Aviation	↑	$67.5	27.9%
Medical	↑	$6.0	6.4%
Industrial	↑	$2.7	3.4%

Gross Profit

	2023	2022	2021
In thousands
Gross profit	$270,144	$175,974	$236,611
$ change	94,170	(60,637)	(8,541)
% change	53.5%	(25.6)%	(3.5)%
% of net sales	34.8%	25.6%	33.4%

Gross profit for 2023 increased when compared to 2022, primarily attributable to a lower write-off of K-MAX® inventory, of which we recorded $1.1 million in 2023 compared to $44.5 million in 2022. The amounts written off were comprised of a lower of cost or net realizable value write down on unusable inventory and, in 2022, also included the write down of three unsold aircraft, as we announced in December 2022 that we would discontinue the production of the K-MAX® medium-to-heavy lift helicopter and TITAN UAV unmanned aerial system in 2023. These impairments were recorded to program inventory impairment on the Company's Consolidated Statement of Operations. Refer to Note 11, Inventories, for further information regarding the K-MAX® program write-offs.

Additionally contributing to the increase in gross profit was the contribution from our Aircraft Wheel and Brake acquisition, higher sales and associated gross profit on our bearings and PMA aftermarket products, springs, seals and contacts used in defense applications and the JASSM® program, and higher gross profit on our K-MAX® program. These increases in gross profit, totaling $85.9 million, were partially offset by lower sales and associated gross profit on our JPF program and measuring programs and cost growth on our legacy fuzing program and certain composite programs.

Gross profit as a percentage of sales for 2023 increased when compared to 2022, primarily attributable to the lower inventory write-off related to the K-MAX® program discussed above, the contribution of gross profit from our Aircraft Wheel and Brake acquisition, the mix of JPF sales in the current year, and higher gross profit on our K-MAX® exchanges, spares and support. These changes were partially offset by cost growth on certain legacy fuzing and composite programs.

Selling, General & Administrative Expenses (S,G&A)

	2023	2022	2021
In thousands
S,G&A	$170,910	$166,447	$152,474
$ change	4,463	13,973	(17,011)
% change	2.7%	9.2%	(10.0)%
% of net sales	22.0%	24.2%	21.5%

The increase in S,G&A expenses for 2023 as compared to 2022 was primarily due to the addition of S,G&A from Aircraft Wheel and Brake and higher incentive compensation related to improved performance in the current year, partially offset by the absence of $13.2 million in corporate development costs incurred in the prior year related to the acquisition of Aircraft Wheel and Brake.

Costs from Transition Services Agreement

	2023	2022	2021
In thousands
Costs from transition services agreement	$—	$—	$1,728

Upon closing the sale of the Distribution business, the Company entered into a transition services agreement ("TSA") with the buyer, pursuant to which the Company agreed to support the information technology, human resources and benefits, tax and treasury functions of the Distribution business for six to twelve months. The buyer exercised the option to extend the support period for up to a maximum of an additional year for certain information technology services. During the third quarter of 2021, the TSA expired and all services were completed as of the end of the period. As such, there were no costs incurred associated with the TSA and no income earned from the TSA in the years ending December 31, 2023 and 2022.

Goodwill and Other Intangibles Impairment

	2023	2022	2021
In thousands
Goodwill and other intangibles impairment	$—	$25,306	$—

In December 2022, the Company announced it would consolidate the production of JPF fuzes to its Middletown facility resulting in the closure of the Orlando facility in 2024 due to reduced demand as the JPF program continues to move through its life cycle. The Company considered the reduction in demand, as well as the updated forecasts for the reporting unit, which indicated the forecasted cash flows for the KPP-Orlando reporting unit were lower than amounts previously forecasted. The evaluation resulted in a goodwill impairment charge of $25.3 million in the year ended December 31, 2022. See Note 13, Goodwill and Other Intangible Assets, Net, for further information on the goodwill impairment charge above.

Program Contract Costs Impairment

	2023	2022	2021
In thousands
Program contract costs impairment	$—	$9,135	$—

As discussed above, in December 2022, we determined that we would discontinue the production of the K-MAX® medium-to-heavy lift helicopters and TITAN UAV unmanned aerial system in 2023. In the year ended December 31, 2022, we wrote off $9.1 million of contract costs associated with the TITAN UAV unmanned aerial system. Refer to Note 11, Inventories, for further information regarding the discontinuation of the K-MAX® program.

Restructuring and Severance Costs

	2023	2022	2021
In thousands
Restructuring and severance costs	$3,392	$9,842	$6,154

Transformation Initiatives

In December 2022, the Company began a review of all businesses and programs to increase efficiencies, improve working capital management and focus on sustainable and consistent revenue and profit generating activities. As a result of this review, the Company identified areas to reduce annualized costs in the Precision Products segment and at Corporate through streamlining processes, consolidating the production of fuzes for the JPF program at its Middletown facility, discontinuing K-MAX® helicopter production and right-sizing the Company's total cost structure. In connection with these restructuring actions, the Company currently expects to incur approximately $10.0 to $12.0 million in total pre-tax restructuring charges, consisting of approximately $9.0 to $10.0 million of cash expenditures relating to various headcount reduction and personnel initiatives and approximately $1.0 to $2.0 million of cash expenditures relating to facility closing costs, which we anticipate will generate approximately $25.0 million in total annualized costs savings by 2024. In the years ended December 31, 2023 and 2022, we incurred $3.4 million and $6.6 million, respectively, in severance costs associated with these actions. Since the announcement of these actions, we have incurred $10.0 million in costs through December 31, 2023.

Other Severance and Cost Reduction Initiatives

In the years ended December 31, 2022 and 2021, the Company identified workforce reductions and other reductions in certain general and administrative expenses to support a lean organizational structure that improves operational efficiency and provides a scalable infrastructure which facilitates future growth opportunities. The Company incurred $3.2 million, and $6.2 million, respectively, related to these reductions. Actions taken since the announcement of this initiative have started to generate savings, with anticipated total annualized cost savings of approximately $12.0 million being realized by 2024.

(Gain) Loss on Sale of Business

	2023	2022	2021
In thousands
(Gain) loss on sale of business	$—	$(457)	$234

In the third quarter of 2022, we sold certain assets and liabilities of our Mexico operations. In the year ended December 31, 2022, we recorded a gain of $0.5 million associated with the sale.

Operating Income (Loss)

	2023	2022	2021
In thousands
Operating income (loss)	$49,103	$(69,318)	$49,489
$ change	118,421	(118,807)	134,230
% change	170.8%	(240.1)%	158.4%
% of net sales	6.3%	(10.1)%	7.0%

We had operating income of $49.1 million in 2023, compared to an operating loss of $69.3 million in 2022. This change was primarily attributable to a lower write off of $52.6 million associated with inventory and contract assets on the K-MAX® program and the absence of the $25.3 million goodwill impairment charge discussed above. Additionally contributing to the increase in operating income was higher operating income at the Engineered Products segment. These increases were partially offset by lower operating income at the Precision Products and Structures segments. See Segment Results of Operations and Financial Condition below for further discussion of segment operating income.

Interest Expense, Net

	2023	2022	2021
In thousands
Interest expense, net	$39,997	$16,874	$16,290

Interest expense, net generally consists of interest charged on our Credit Agreement, which includes a revolving credit facility, our convertible notes and the amortization of debt issuance costs, offset by interest income. Interest expense, net for 2023 increased compared to 2022, primarily due to an increase of $20.6 million in interest expense on our revolving credit agreement as a result of higher borrowings and higher interest expense on our deferred compensation plan, partially offset by higher interest income earned on our interest rate swaps.

Effective Income Tax Rate

	2023	2022	2021
Effective income tax rate	25.6%	26.3%	27.8%

The effective tax rate represents the combined federal, state and foreign tax effects attributable to pretax earnings for the year. See Note 16, Income Taxes, in the Notes to Consolidated Financial Statements included in this Form 10-K for further details.

Other Matters

Information regarding our various environmental remediation activities and associated accruals can be found in Note 19, Commitments and Contingencies, in the Notes to Consolidated Financial Statements included in this Form 10-K.

SEGMENT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Engineered Products Segment

Our Strategy

Our Engineered Products strategy is to differentiate ourselves with innovative solutions that drive organic growth and solve our customers' problems while focusing on a best in class operations excellence model. Our strong and diversified portfolio of businesses and products allow us to leverage our broad capabilities across multiple industries, including commercial aerospace and defense, medical and industrial. We will leverage our experience and expertise in material science and application engineering to design and develop bearings, seals, springs, contacts, wheels and brakes in partnership with our customers and push the boundaries of what is possible.

Results of Operations

The following table presents selected financial data for our Engineered Products segment:

	2023	2022	2021
In thousands
Net sales	$512,831	$377,241	$317,683
$ change	135,590	59,558	2,620
% change	35.9%	18.7%	0.8%

Operating income	$107,863	$57,833	$43,097
$ change	50,030	14,736	9,536
% change	86.5%	34.2%	28.4%
% of net sales	21.0%	15.3%	13.6%

Net sales

Net sales for 2023 increased compared to 2022, primarily driven by higher organic sales and $52.1 million in acquisition sales from Aircraft Wheel and Brake. The increase in organic sales was driven by higher sales volume of our bearings products across each of our product lines, PMA aftermarket parts, aircraft wheels and brakes and springs, seals and contacts used in medical and defense end markets. These increases, totaling $138.0 million, were partially offset by a decrease in sales of our springs, seals and contacts used in industrial end markets. For the year ended December 31, 2023, foreign currency exchange rates relative to the U.S. dollar had a favorable impact of $3.7 million on net sales.

Operating Income

Operating income for 2023 increased when compared to 2022, primarily due to the contribution of gross profit from our Aircraft Wheel and Brake acquisition, higher sales and associated gross profit on our commercial and defense bearings products and PMA aftermarket parts. These increases in gross profit, totaling $75.4 million, were partially offset by the addition of S,G&A and $10.4 million in higher intangible asset amortization associated with the Aircraft Wheel and Brake acquisition, lower sales and gross profit on our seals, springs and contacts used in industrial end markets and an increase in information technology costs.

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

Commercial Bearings

Our bearings products are included on commercial airliners and regional/business jets manufactured in North and South America, Europe and Asia and are used as original equipment and/or specified as replacement parts by airlines and aircraft manufacturers. These products are primarily proprietary self-lubricating, ball and roller bearings for aircraft flight controls, turbine engines, landing gear and helicopter driveline couplings. The most significant portion of our commercial sales is derived from Boeing, Airbus, Gulfstream and Bombardier platforms, such as the Boeing 737, 747, 777 and 787, the Airbus A320, A330, A350 and A380, the Gulfstream G500, G600, G650 and G700, and the Bombardier Global 7500. Our commercial bearings products were particularly impacted by the COVID-19 pandemic; however, we have seen recovery over the past two years and we expect recovery in sales related to single-aisle aircraft to continue over the next two years, while the recovery for sales related to twin-aisle aircraft to be more gradual.

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

Other

In 2021, we opened a new production cell for products manufactured using our proprietary Titanium Diffusion Hardening ("TDH") process, which provides the lightweight and high strength benefits of titanium alloys while improving surface hardness, durability and wear characteristics. The TDH process has the greatest momentum in space propulsion, rotorcraft and electric vertical takeoff and landing ("eVTOL") applications. In 2023, we achieved qualifications on commercial fixed wing platforms. Within the medical end market, significant increases were seen in our engagement and technology validation testing with multiple medical device companies. TDH is currently being validated for applications in total joint arthroplasty and fixation implant devices.

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

Results of Operations

The following table presents selected financial data for our Precision Products segment:

	2023	2022	2021
In thousands
Net sales	$129,147	$185,023	$256,329
$ change	(55,876)	(71,306)	(46,180)
% change	(30.2)%	(27.8)%	(15.3)%

Operating (loss) income	$(4,532)	$16,353	$55,359
$ change	(20,885)	(39,006)	(18,244)
% change	(127.7)%	(70.5)%	(24.8)%
% of net sales	(3.5)%	8.8%	21.6%

Net sales

Net sales for 2023 decreased when compared to 2022, primarily due to lower sales on the JPF program, legacy fuzing and measuring programs and the K-MAX® program. These decreases, totaling $77.5 million, were partially offset by higher sales on our FireBurstTM, JASSM® and KARGO UAV unmanned aerial system programs.

Operating (Loss) Income

We incurred an operating loss of $4.5 million in 2023 compared to operating income of $16.4 million in 2022. This change was primarily attributable to lower sales and gross profit on the JPF program, cost growth on legacy fuzing programs and higher research and development costs for the KARGO UAV unmanned aerial system. These decreases in operating income were partially offset by higher gross profit on our K-MAX® spares and exchanges and higher sales and gross profit on the JASSM® fuzing program.

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

A total of 9,848 fuzes were delivered to our customers during 2023. Total JPF backlog at December 31, 2023 was $54.1 million, up from $20.0 million at December 31, 2022, as a result of multiple orders received in the fourth quarter.

Our JPF program continues to wind down as it moves to the end of its lifecycle, reflecting the previously announced decision of the United States Air Force ("USAF") to move from the JPF to the FMU-139 D/B (which we do not manufacture or produce) as its primary fuze system. We completed Option 16 of our JPF contract with the USG in the second quarter of 2023, which related solely to the procurement of fuzes by or in support of foreign militaries and does not include any sales to the USAF. The USG has indicated that they will not award us any future options; therefore, the future viability of our JPF program will depend entirely on our ability to market and sell the JPF to foreign militaries in DCS transactions. We are currently in discussions with one Middle Eastern customer for one or more follow-on orders aggregating a minimum of $45.0 million that would further extend the life of the program, but there can be no assurance as to the receipt, magnitude and timing of these orders. Moreover, any such orders, if received, would be subject to the receipt of all necessary export approvals, licenses and other authorizations needed to effectuate the sales, which are subject to political and geopolitical conditions beyond our control. In the fourth quarter of 2022, we announced a restructuring plan that will lead to the permanent closure of our Orlando, Florida manufacturing facility by the end of 2024. The Company has consolidated JPF production in its Middletown, Connecticut, facility as the facility has the potential capacity to fulfill the requirements for future DCS orders.

K-MAX®

We manufactured the commercial K-MAX® aircraft at our Jacksonville, Florida and Bloomfield, Connecticut facilities. Additionally, in 2019, we began developing the next generation TITAN UAV unmanned aerial system to allow operators to have the capability to fly either manned or unmanned missions. In December 2022, we began a review of all businesses and programs to increase efficiencies, improve working capital management and focus on sustainable and consistent revenue and profit generating activities. As a result of this review, we determined that we would discontinue the production of the K-MAX® medium-to-heavy lift helicopters and TITAN UAV unmanned aerial system in 2023 due to low demand and variation in annual deliveries, coupled with low profitability and large working capital inventory requirements. In the years ended December 31, 2023 and 2022, we wrote off $1.1 million and $44.5 million of inventory associated with these programs. In the year ended December 31, 2022, we wrote off $9.1 million of contract costs associated with these programs. These costs were included in program inventory impairment and program contract costs impairment on the Company's Consolidated Statements of Operations, respectively, and other unallocated expenses, net within Note 5, Segment and Geographic Information. Refer to Note 11, Inventories, and Note 8, Contract Assets, Contract Costs and Contract Liabilities, for further information on the write-offs associated with these programs. We will continue to support the existing K-MAX® fleet in operation, including providing operators with repair, spare parts and fleet services, as well as training. As of December 31, 2023 and 2022, our backlog for the K-MAX® program was $8.2 million, and $0.5 million, respectively.

KARGO

In 2021, we unveiled the KARGO UAV unmanned aerial system, a compact purpose-built, autonomous aircraft designed to provide cost-effective cargo hauling up to 800 pounds. The KARGO UAV unmanned aerial system provides multiple payload options with a conformal supply pod and external sling load. This autonomous, unmanned aircraft system will provide expeditionary logistics support to our military and commercial customers. Additionally in 2021, we completed a successful demonstration of our half scale model. In 2022, we continued to expand on our KARGO UAV unmanned aerial system and we were down-selected to build a prototype system for the U.S. Marines to support the Medium Aerial Resupply Vehicle - Expeditionary Logistics ("MARV-EL") program. In 2023, we secured a 50 unit non-binding KARGO UAV unmanned aerial system order from PHI, a leading provider of global helicopter solutions for customers in the energy, air medical and MRO industries. Also in 2023, we were awarded a U.S. Army contract for a heavy vertical takeoff and landing ("HVTOL") flight demonstration in the first half of 2024 through Near Earth Autonomy's small business award.

Missile Fuzing

We manufacture missile fuzing systems utilized in safe and arm devices. Our fuzes are qualified for use in missile systems used by the U.S. Armed Forces, and can be found on numerous platforms, including AMRAAM®, ATacMS®, Harpoon, JASSM®, MK-54, SLAM-ER and Tomahawk.

FireBurst™

The FireBurst™ height of burst sensor for laser guided bombs ("LGB") is an affordable, field-installable upgrade to the Paveway® II series (or similar) LGB systems. FireBurst™ provides ground programmable, cockpit-selectable height of burst without modifying the system’s guidance section, which allows it to be retrofitted into existing and new systems. This increases the capability of Paveway® II to include area targets while still maintaining the original mission set. FireBurst™ is a low-cost force multiplier, effectively engages multiple targets with a single weapon and requires no specialized tools for installation, all of which provide enhanced flexibility for the combat environment. We began production in 2023 and anticipate completing the final delivery of our initial contract in the first half of 2024.

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

Results of Operations

The following table presents selected financial data for our Structures segment:

	2023	2022	2021
In thousands
Net sales	$133,876	$125,697	$134,981
$ change	8,179	(9,284)	(31,906)
% change	6.5%	(6.9)%	(19.1)%

Operating loss	$(9,169)	$(4,623)	$(340)
$ change	(4,546)	(4,283)	8,518
% change	(98.3)%	(1,259.7)%	96.2%
% of net sales	(6.8)%	(3.7)%	(0.3)%

Net sales

Net sales increased for 2023 when compared to 2022, primarily due to higher sales on our programs with Rolls Royce and certain programs with Sikorsky. These increases, totaling $12.4 million, were partially offset by lower sales on our Sikorsky UH-60 BLACK HAWK program and Bell commercial program.

Operating Loss

Operating loss increased for 2023 compared to 2022, primarily due to lower sales and gross profit on the A-10 program, the Bell commercial program and the wind down of the AH-1Z program. These decreases, totaling $5.2 million, were partially offset by the receipt of an insurance claim settlement of $1.5 million in the current period related to a fire at one of our suppliers in the prior year.

Major Programs/Product Lines

A-10

In 2019, the USAF awarded Boeing a contract to provide up to 112 new wing assemblies and up to 15 wing kits through 2030 and we announced that we had been awarded a contract by Boeing to manufacture wing control surfaces and structural assemblies in support of the USAF's A-10 Thunderbolt Advanced Wing Continuation Kitting ("ATTACK") program. At December 31, 2023 and 2022, our program backlog was $7.2 million and $16.8 million, respectively.

BLACK HAWK

The Sikorsky BLACK HAWK helicopter cockpit program involves the manufacture of cockpits, including the installation of all wiring harnesses, hydraulic assemblies, control pedals and sticks, seat tracks, pneumatic lines and the composite structure that holds the windscreen for most models of the BLACK HAWK helicopter. We delivered 40 cockpits in 2023 as compared to the 45 cockpits delivered in 2022. In December 2021, we entered into a follow-on multi-year contract with Sikorsky to manufacture UH-60 BLACK HAWK cockpits for both the “M” and the “Med” models. The term of the agreement is five years, beginning in 2023 and ending in 2027. Beyond this latest procurement contract, we have limited multi-year visibility with regard to future orders from the USG. Included in backlog at December 31, 2023 and 2022, was $110.5 million and $95.9 million, respectively, for orders on this program. We anticipate cockpit deliveries to total 54 in 2024.

777 / 767

In 2019, we signed a multi-year follow-on contract with Boeing for the production of fixed trailing edge ("FTE") assemblies for the Boeing 777 and 767 commercial aircraft. Annual quantities will vary, as they are dependent upon the orders Boeing receives from its customers. To date, Kaman has provided approximately 1,604 FTE kits and assemblies for the 777 and 767 programs since 1995 and 1986, respectively. During 2023, on average, we delivered two and one-half shipsets per month on the Boeing 777 platform and two and one-half shipsets per month on the Boeing 767 platform, which includes one shipset per month associated with a military tanker derivative of the 767. For 2024, we estimate deliveries on the 777 program to be two and one-half shipsets per month and on the 767 program to be three shipsets per month which includes one and one-half shipsets per month associated with a military tanker derivative of the 767. As of December 31, 2023 and 2022, our backlog for these programs was $26.2 million and $41.1 million, respectively.

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

Backlog

	December 31, 2023	December 31, 2022	December 31, 2021
In thousands
Engineered Products	$363,663	$322,452	$169,144
Precision Products	150,006	134,903	180,082
Structures	236,214	263,581	351,697
Total Backlog	$749,883	$720,936	$700,923

Backlog increased from 2022 to 2023, primarily driven by new orders in our Engineered Products segment and on our JPF DCS, Sikorsky UH-60 BLACK HAWK, K-MAX® and Rolls Royce programs. These increases were partially offset by revenue recognized in the period.

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

A summary of our consolidated cash flows is as follows:

	2023	2022	2021	23 vs. 22	22 vs. 21
(in thousands)
Total cash provided by (used in):
Operating activities	$72,715	$20,969	$48,698	$51,746	$(27,729)
Investing activities	(29,116)	(473,051)	(21,112)	443,935	(451,939)
Financing activities	(32,872)	335,923	(22,233)	(368,795)	358,156

Free Cash Flow(1) :
Net cash provided by operating activities	$72,715	$20,969	$48,698	$51,746	$(27,729)
Expenditures for property, plant and equipment	(26,002)	(23,689)	(17,530)	(2,313)	(6,159)
Free cash flow	$46,713	$(2,720)	$31,168	$49,433	$(33,888)
(1) Free Cash Flow, a non-GAAP financial measure, is defined as net cash provided by operating activities less expenditures for property, plant and equipment, both of which are presented in our Consolidated Statements of Cash Flows. See Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures, in this Form 10-K.

Net cash provided by operating activities was $72.7 million in 2023, $51.7 million more than cash provided in 2022, largely driven by improved performance, the receipt of income tax refunds in the current period, and the wind down of work performed on the JPF program with the USG, partially offset by inventory purchased for various programs to support 2024 demand.

Net cash used in investing activities was $29.1 million in 2023, $443.9 million less than cash used in 2022, primarily attributable to our acquisition of Aircraft Wheel and Brake and our investment in Near Earth Autonomy in 2022.

Net cash used in financing activities was $32.9 million, compared to net cash provided by financing activities of $335.9 million in the prior year. This change was primarily due to borrowings under our credit agreement for the acquisition of Aircraft Wheel and Brake in 2022. Refer to Note 14, Debt, for further information on our credit agreement.

Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of the change in cash flows from the earliest year presented.

Material Cash Commitments

The Company considers its material contractual obligations when assessing its liquidity.

Debt and Related Interest Payments

We rely on debt financing as a source of liquidity for our business activities, including both convertible notes and our revolving credit facility. Under the convertible notes, $199.5 million of principal liability is due in May of 2024. We will settle our Convertible Notes with cash using available borrowing capacity under our Credit Agreement. With the extension of our Credit Agreement, we maintained sufficient capacity to use proceeds from this facility to repay the Convertible Notes and satisfy our working capital requirements. At December 31, 2023, $358.0 million was outstanding under the revolving credit agreement, which is due in 2028. The Company is contractually obligated to make interest payments on our debt and is required to pay a quarterly commitment fee on the unused revolving loan commitment amount. The total estimated interest payments over the remaining life of our debt instruments is $135.0 million as of December 31, 2023. Of this amount, $34.1 million is estimated be paid within one year. Interest payments on debt are calculated based on the applicable rate and payment dates for each instrument. For variable-rate instruments, interest rates and payment dates are based on management’s estimate of the most likely scenarios for each relevant debt instrument. We may be impacted by increases in interest rates on the amounts outstanding under the revolving credit agreement; however, to mitigate this risk, we entered into interest rate swap agreements for the purposes of hedging the eight quarterly variable-rate Credit Agreement interest payments throughout 2023 and 2024. For further information on debt and the related interest payments, refer to Financing Arrangement discussed below and Note 14, Debt, in the Notes to Consolidated Financial Statements included in this Form 10-K.

Leasing

Future rental payments for operating and financing leases total $8.9 million and $2.1 million, respectively, as of December 31, 2023. For further information on leasing obligations, including the timing of these payments, refer to Note 20, Leases, in the Notes to Consolidated Financial Statements included in this Form 10-K.

Purchase Obligations

The Company has entered into purchase commitments with suppliers for materials and supplies as part of the ordinary course of business, consulting arrangements and support services. Obligations of at least $50,000 total $189.7 million as of December 31, 2023, of which $137.7 million will be paid within one year.

Other

Our other long-term obligations, which include obligations under the Company's long-term incentive plan, deferred compensation plan, environmental liabilities, and unrecognized tax benefits, total $29.1 million at December 31, 2023, of which $3.5 million will be paid within one year. For further information on these obligations refer to Note 16, Income Taxes; Note 18, Other Long-Term Liabilities; and Note 19, Commitments and Contingencies, in the Notes to Consolidated Financial Statements included in this Form 10-K.

Off-Balance Sheet Arrangements

During 2020, the Company and the USG entered into a Guaranty Agreement, pursuant to which the Company agreed to guarantee the full, complete and satisfactory performance of its subsidiary, Kaman Precision Products, Inc. ("KPPI") under all current and future contracts with the USG. The guaranty was provided in lieu of a periodic financial capability review by the Financial Capacity Team ("FCT") of the Defense Contract Management Agency ("DCMA"). During 2023, the only contract in place between KPPI and the USG related to the production and sale of the JPF. KPPI fulfilled the requirements under this contract in the second quarter of 2023 and the USG has indicated that they will not award the Company any future options. The guaranty was terminated in the fourth quarter of 2023, when the DCMA confirmed that the Company completed all obligations of this contract.

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

As of December 31, 2023, we had no significant off-balance sheet arrangements other than purchase obligations, the guarantee discussed above and $73.7 million of outstanding standby letters of credit, of which $62.8 million were under the revolving credit facility. Of these amounts, $68.3 million letters of credit relate to a JPF DCS contract, of which $57.4 million are under the revolving credit facility.

In addition to our working capital requirements and the material cash commitments discussed above, one or more of the following items could have an impact on our liquidity during the next 12 months:

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

Financing Arrangements

We continue to rely upon bank financing as an important source of liquidity for our business activities including acquisitions. We believe this, when combined with cash generated from operating activities, will be sufficient to support our anticipated cash requirements for the foreseeable future. However, we may decide to raise additional debt or equity capital to support other business activities including potential future acquisitions. We regularly monitor credit market conditions to identify potential issues that may adversely affect, or provide opportunities for, the securing and/or pricing of additional financing, if any, that may be necessary to continue with our growth strategy and finance working capital requirements. Our Convertible Notes will mature in May of 2024, as discussed below. We will settle our Convertible Notes with cash using available borrowing capacity under our Credit Agreement. With the extension of our Credit Agreement, we maintained sufficient capacity to use proceeds from this facility to repay the Convertible Notes and satisfy our working capital requirements. Refer to Note 14, Debt, in the Notes to the Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for further information on our Financing Arrangements.

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

The Company incurred $7.4 million of debt issuance costs in connection with the sale of the 2024 Notes, which was allocated between the debt and equity components of the instrument. Of the total amount, $0.7 million was recorded as an offset to additional paid-in capital. The balance, $6.7 million, was recorded as a contra-debt balance and is being amortized over the term of the 2024 Notes. As a result of the adoption of ASU 2020-06, the amount recorded to additional paid-in capital was reclassified to retained earnings in the cumulative effect adjustment recorded on January 1, 2022. The remaining balance of debt issuance costs is being amortized over the term of the convertible notes. Total amortization expense for the years ended December 31, 2023, 2022 and 2021 was $1.1 million, $1.0 million and $1.1 million, respectively.

The following table illustrates the dilutive effect of securities issued under the 2024 Notes at various theoretical average share prices for our stock as of December 31, 2023:

	Theoretical Average Share Price of Kaman Stock
	$65.26	$70.00	$75.00	$80.00	$84.84
Dilutive Shares associated with:
Convertible Debt	—	206,879	396,879	563,129	705,394

Credit Agreement

On June 21, 2023 (the "Closing Date"), the Company closed an amended and restated $740.0 million Credit Agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as Administrative Agent and as Collateral Agent. The Credit Agreement amends and restates the Company's previously existing credit facility in its entirety to, among other things: (i) extend the maturity date to June 21, 2028; (ii) reduce the aggregate amount of revolving commitments from $800.0 million to $740.0 million; (iii) modify the financial covenants set forth in Article 6 of the previously existing credit facility; and (iv) effectuate certain additional modifications set forth in the previously existing facility, including its pricing. Capitalized terms used but not defined within this discussion of the Credit Agreement have the meanings ascribed thereto in the Credit Agreement, which, as amended, is included as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

Interest rates on amounts outstanding under the Credit Agreement are variable based on the Secured Overnight Financing Rate ("SOFR"). The interest rate at December 31, 2023 was 7.23%. We are required to pay a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.200% to 0.350% per annum, based on the Senior Secured Net Leverage Ratio. Fees for outstanding letters of credit range from 1.375% to 2.250%, based on the Senior Secured Net Leverage Ratio. At December 31, 2023, $358.0 million was outstanding under the revolving credit facility. Total average bank borrowings outstanding were $390.5 million and $120.7 million during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Consolidated Total Net Leverage Ratio was 4.00, as calculated in accordance with the Credit Agreement, as compared to the ceiling of 4.75 to 1.00.

The following table shows the amounts available for borrowing under the Company's revolving credit facility:

	December 31, 2023	December 31, 2022
In thousands
Total facility	$740,000	$800,000
Amounts outstanding, excluding letters of credit	358,000	363,000
Amounts available for borrowing, excluding letters of credit	382,000	437,000
Letters of credit under the credit facility(1)(2)	62,798	51,630
Amounts available for borrowing	$319,202	$385,370

Amounts available for borrowing subject to EBITDA, as defined by the Credit Agreement(3)	$104,325	$196,256
(1) The Company has entered into standby letters of credit issued on the Company's behalf by financial institutions, and directly issued guarantees to third parties primarily related to advances received from customers and the guarantee of future performance on certain contracts. Letters of credit generally are available for draw down in the event the Company does not perform its obligations.
(2) Of these amounts, $57.4 million and $46.1 million letters of credit relate to a certain JPF DCS contract in 2023 and 2022, respectively.
(3) The Company's Convertible Notes will mature in 2024. The Company will settle the Convertible notes with cash using available borrowing capacity under our Credit Agreement. With the extension of the Credit Agreement, the Company maintained sufficient capacity to use proceeds from this facility to repay the Convertible Notes. The amounts available for borrowing subject to EBITDA represents amounts available for borrowing after considering the Company's total debt obligations including its Credit Agreement and Convertible Notes.

Interest Rate Swaps

During 2022, we entered into interest rate swap agreements, effective January 1, 2023, for the purposes of hedging the eight quarterly variable-rate Credit Agreement interest payments throughout 2023 and 2024. These interest rate swap agreements were designated as cash flow hedges and intended to manage interest rate risk associated with our variable-rate borrowings and minimize the impact on our earnings and cash flows of interest rate fluctuations attributable to changes in SOFR. These interest rate swaps were not material to the Company's Condensed Consolidated Financial Statements as of December 31, 2023. Over the next twelve months, the income related to cash flow hedges expected to be reclassified from other comprehensive income is $0.6 million.

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

Letters of Credit

We have $68.3 million in letters of credit outstanding for a JPF DCS contract, of which $57.4 million are under the revolving credit facility, including the offset agreement. In the event that we default on the contract and we are unable to fulfill our contractual commitments, our customer has the ability to draw on the letters of credit.

Pension

Management regularly monitors its pension plan asset performance and the assumptions used in the determination of our benefit obligation, comparing them to actual experience. We continue to believe the assumptions selected are valid due to the long-term nature of our benefit obligation.

For the years ended December 31, 2023 and 2022, no contributions were made to the qualified pension plan. In 2024, we do not expect to make a pension contribution to the qualified pension plan. We paid $0.5 million in SERP benefits in both 2023 and 2022. We expect to pay $0.5 million in SERP benefits in 2024.

For more information refer to Note 17, Pension Plans, in the Notes to Consolidated Financial Statements included in this Form 10-K.

Acquisitions

On September 16, 2022, the Company completed the acquisition of Aircraft Wheel and Brake, at a purchase price of approximately $442.8 million. No acquisitions were completed in 2023 and 2021. For a discussion of this acquisition, see Note 4, Business Combinations and Investments, in the Notes to Consolidated Financial Statements included in this Form 10-K.

Share-based Arrangements

The Company's long-term incentive program has an emphasis on equity to align the interests between the Company's named executive officers ("NEOs") and shareholders and help build stock ownership for new executives, supporting both executive retention and the Company's long-term financial performance. The long-term incentive awards granted to the Company's NEOs consist of a combination of service-based RSAs and PSUs which are intended to be settled in shares. RSAs vest over a three-year period on each of the first three anniversaries of the date of grant. The number of PSUs that will vest will be determined based on total shareholder return ("TSR") and return on total invested capital ("ROIC") over a three-year performance period, each of which will remain equally weighted in determining payouts. The achievement level for both factors may range from zero to 200%. As of December 31, 2023, future compensation costs related to non-vested stock options, performance shares and restricted stock grants was $8.7 million. The Company anticipates that this cost will be recognized over a weighted-average period of 1.8 years.

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

Organic Sales (in thousands)
	2023	2022	2021
Net sales	$775,854	$687,961	$708,993
Acquisition Sales	52,062	—	—
Organic Sales	$723,792	$687,961	$708,993

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
Judgment and Uncertainties
The over time revenue recognition model requires that we estimate future revenues and costs over the life of a contract. Revenues are estimated based upon the original contract price, with consideration being given to exercised contract options, change orders and, in some cases, projected customer requirements. Contract costs may be incurred over a period of several years, and the estimation of these costs requires significant judgment based upon the acquired knowledge and experience of program managers, engineers and financial professionals. Estimated costs are based primarily on anticipated purchase contract terms, historical performance trends, business base and other economic projections. The complexity of certain programs as well as technical risks and uncertainty as to the future availability of materials and labor resources could affect the Company’s ability to accurately estimate future contract costs. In 2023, the amount of revenue recognized over time related to long-term contracts on a cost-to-cost basis was approximately 15%.

Effect if Actual Results Differ From Assumptions

While we do not believe there is a reasonable likelihood there will be a material change in estimates or assumptions used to calculate our long-term revenues and costs, estimating the percentage of work complete on certain programs is a complex task. As a result, changes to these estimates could have a significant impact on our results of operations. These programs include the Sikorsky BLACK HAWK program, the Boeing A-10 program, the ATacMS® program, the Harpoon program, and several other programs. Estimating the ultimate total cost of these programs is challenging due to the complexity of the programs, unanticipated increases in production requirements, the nature of the materials needed to complete these programs, change orders related to the programs and the need to manage our customers’ expectations. These programs are an important element in our continuing strategy to increase operating efficiencies and profitability as well as broaden our business base. Management continues to monitor and update program cost estimates quarterly for these contracts. A significant change in an estimate on one or more of these programs could have a material effect on our financial position and results of operations. The company recognized a reduction in revenue of $12.4 million, $3.5 million and $2.6 million for the years ended December 31, 2023, 2022, and 2021, respectively, due to changes in profit estimates.

Inventory Valuation
Methodology
We have three types of inventory (a) raw materials, (b) contracts in process, and (c) finished goods. Raw material includes certain general stock materials but primarily relates to purchases that were made in anticipation of specific programs that have not been started as of the balance sheet date. Raw materials are stated at the lower of the cost of the inventory or its fair market value. Contracts in process, other work in process and finished goods are valued at production cost comprised of material, labor and overhead. Contracts in process, other work in process and finished goods are reported at the lower of cost or net realizable value.
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
In December 2022, the Company began a review of all businesses and programs to increase efficiencies, improve working capital management and focus on sustainable and consistent revenue and profit generating activities. As a result of this review, we determined that we would discontinue the production of the K-MAX® medium-to-heavy lift helicopters and TITAN UAV unmanned aerial system in 2023. The Company will continue to support the existing K-MAX® fleet in operation, including providing operators with repair, spare parts and fleet services, as well as training. As a result of this decision, management wrote off $1.1 million and $44.5 million of inventory associated with these programs for the years ended December 31, 2023 and 2022, respectively. The amount written off in 2023 was comprised of unusable inventory, while the amount written off in 2022 was comprised of a lower of cost or net realizable value write down on three unsold aircraft and unusable inventory. Unusable inventory included long lead parts made specifically for the production of the K-MAX® for which there are no alternative uses and spare parts and blades that were in excess of the amounts needed to support the existing fleet.
At December 31, 2023, $18.9 million of K-MAX® inventory was included in contracts and other work in process and finished goods, of which management believes that approximately $12.1 million will be sold after December 31, 2024, based upon the anticipation of supporting the fleet for the foreseeable future.
At December 31, 2023, $5.5 million of SH-2G(I) inventory was included in contracts and other work in process inventory on the Company's Consolidated Balance Sheets. Management believes $4.2 million of the SH-2G(I) inventory will be sold after December 31, 2024. This balance represents spares requirements and inventory to be used in SH-2G programs.
Effect if Actual Results Differ From Assumptions
Management reviews the K-MAX® inventory balance on an annual basis or to the extent a triggering event has occurred to determine whether any additional write-downs are necessary. Following the write-down of the inventory as discussed above, we believe this inventory is stated at net realizable value at December 31, 2023, although lack of demand for aircraft or spare parts in the future could result in additional write-downs of the inventory value. Overall, management believes that our inventory is appropriately valued and not subject to further obsolescence in the near term. If such a write-down were to occur, this could have a significant impact on our operating results. An additional 10% write-down of the K-MAX® inventory balance as of December 31, 2023 would have affected pre-tax earnings by approximately $1.9 million in 2023.
The balance of SH-2G(I) inventory projected to be sold after December 31, 2023, represents spares requirements and inventory to be used to support the SH-2G programs in future periods and as such is appropriately valued as of December 31, 2023.
Business Combinations

Methodology

On September 16, 2022, we completed the acquisition of Aircraft Wheel and Brake for consideration of $442.8 million. In accordance with generally accepted accounting principles, we recognized the identifiable assets acquired and liabilities assumed separately from goodwill and measured the respective assets and liabilities at their acquisition-date fair values. Goodwill for the acquisition of $171.3 million was determined based on the consideration transferred less the net value of assets acquired and liabilities assumed at their acquisition-date fair values.

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

The Company determines the useful lives of the intangibles through contracting with a third party valuation expert and discussions with the management team of the acquisition. As the acquisition specializes in wheels, brakes and related hydraulic components for helicopters, fixed-wing and UAV aircraft, it was determined that a useful life range of 23 to 25 years for customer relationships was reasonable, as the length of customer relationships are typically longer given the nature of the industry and the useful lives of aircraft. Considerations were also given to the history of serving on the programs, nature of competition, probability of renewals, sole source positions, information on the strength of the incumbency, nature of the aircraft program, and corroboration of the program forecast duration with information from Forecast International, General Aviation Manufacturer Association data, Federal Aviation Administration data, as well as Department of Defense disclosures.

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
In accordance with generally accepted accounting principles, we test goodwill for impairment at the reporting unit level and other long-lived intangible assets (excluding goodwill) for impairment at the lowest level for which identifiable cash flows are available. The identification and measurement of goodwill impairment involves the estimation of fair value of the reporting unit as compared to its carrying value. The identification and measurement of other long-lived intangible asset impairment involves the estimation of future cash flows of the business unit as compared to its carrying value. Goodwill is tested at the reporting unit level.
At December 31, 2023, the carrying value of goodwill was $367.9 million and $16.1 million for the Engineered Products and Precision Products segments, respectively. There is no goodwill related to the Structures segment.

In accordance with ASC 350 - Intangibles - Goodwill and Other ("ASC 350"), the Company evaluates goodwill for possible impairment on at least an annual basis. Additionally, the Company is required to evaluate goodwill for possible impairment testing if an event occurs or circumstances change that indicate that the fair value of the reporting entity may be below its carrying amount. In December 2022, the Company announced it would consolidate the production of JPF fuzes to its Middletown facility resulting in the closure of the Orlando facility in 2024 due to reduced demand as the JPF program continues to move through its life cycle. The Company considered the reduction in demand, as well as the updated forecasts for the reporting unit, which indicated the forecasted cash flows for the KPP-Orlando reporting unit were lower than amounts previously forecasted. Management performed a quantitative analysis on the KPP-Orlando reporting unit using an income methodology based on management's estimates of forecasted cash flows, with those cash flows discounted to present value using rates commensurate with the risks associated with those cash flows. The quantitative analysis resulted in a conclusion that the fair value of the KPP-Orlando reporting unit was $25.3 million below its carrying value; therefore, goodwill was impaired. In the year ended December 31, 2022, the Company recorded a goodwill impairment charge of $25.3 million for the KPP-Orlando reporting unit, resulting in $16.1 million of goodwill remaining. This impairment charge was included in goodwill and other intangibles impairment on the Company's Statement of Operations and other unallocated expenses, net in Note 5, Segment and Geographic Information. No such impairments were identified in 2023 and 2021.
The carrying value of other intangible assets as of December 31, 2023, was $347.4 million. No triggering events were identified in 2023, 2022 or 2021. See Note 13, Goodwill and Other Intangible Assets, Net, in the Notes to Consolidated Financial Statements for additional information regarding these assets.
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
We performed a qualitative assessment for the Engineered Products reporting unit. The results of this analysis indicated that it is more likely than not that goodwill is not impaired and this reporting unit did not need to proceed to a quantitative assessment.
For the quantitative impairment test, management estimated the fair value of the reporting unit using an income methodology based on management's estimates of forecasted cash flows, with those cash flows discounted to present value using rates commensurate with the risks associated with those cash flows, net working capital and recoup for land and buildings to be sold.
In performing our quantitative test for the Precision Products reporting unit, a 3.0% terminal growth rate was assumed. The discount rate utilized to reflect the risk and uncertainty in the financial markets and specifically in our internally developed earnings projections was 13.0% for this reporting unit. Changes in these estimates and assumptions could materially affect the results of our tests for goodwill impairment.
An impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The results of the quantitative test indicated that the fair value of the reporting unit exceeded the respective carrying value; therefore, no impairment charge was recorded for the Precision Products reporting unit.
Effect if Actual Results Differ From Assumptions

We performed the quantitative impairment test for the Precision Products reporting unit. The fair value of the Precision Products reporting unit exceeded its carrying value by approximately 23%. A one percentage point decrease in our terminal growth rate or an increase of one percentage point in our discount rate would not result in a fair value calculation less than the carrying value for this reporting unit. In 2022, our quantitative analysis resulted in a conclusion that KPP-Orlando's fair value was less than its carrying value, resulting in a $25.3 million write-off of goodwill.
As with all assumptions, there is an inherent level of uncertainty and actual results, to the extent they differ from those assumptions, could have a material impact on fair value. For example, a reduction in customer demand would impact our assumed growth rate resulting in a reduced fair value. Potential events or circumstances could have a negative effect on the estimated fair value. The loss of a major customer or program could have a significant impact on the future cash flows of the reporting unit. Advances in technology by our competitors could result in our products becoming obsolete.

We do not currently believe there to be a reasonable likelihood that actual results will vary materially from estimates and assumptions used to test goodwill and other intangible assets for impairment losses. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to additional impairment charges that could be material.

Long-Term Incentive Programs

Methodology
The Company maintains a Management Incentive Plan, which provides for share-based payment awards. The long-term incentive awards granted to the Company's Named Executive Officers ("NEOs") consist of a combination of service-based RSAs and PSUs which are intended to be settled in shares. These awards are expected to increase the alignment of interests between the Company's NEOs and shareholders and help build stock ownership for new executives, supporting both executive retention and the Company's long-term financial performance.
The Company's share-based payment awards include non-statutory stock options, restricted stock and performance share units. We determine the fair value of our non-qualified stock option awards at the date of grant using a Black-Scholes model. We determine the fair value of our restricted share awards at the date of grant using the closing price the day prior to the grant. We determine the fair value of our performance share units at the date of grant using both the closing price the day prior to the grant and a Monte-Carlo simulation model as the number of PSUs that will vest are determined based on total shareholder return ("TSR") and return on total invested capital ("ROIC") over a three-year performance period, each of which will remain equally weighted in determining payouts. The achievement level for both factors may range from zero to 200%.
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
Our equity-based LTIP requires management to make assumptions regarding the likelihood of achieving long-term Company goals as well as estimate future Russell 2000 results.
Effect if Actual Results Differ From Assumptions

In the event that actual results are not consistent with our estimates or assumptions, we may be exposed to changes in cash and share-based compensation expense that could be material. If actual results are not consistent with the assumptions used, the share-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the share-based compensation. A 10% change in our share-based compensation expense for the year ended December 31, 2023, would have affected pre-tax earnings by approximately $0.8 million in 2023.
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
Judgment and Uncertainties

The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the pension obligation. Management uses the Financial Times Stock Exchange ("FTSE") Pension Discount

Curve for discount rate assumptions. This index was designed to provide a market average discount rate to assist plan sponsors in valuing the liabilities associated with postretirement obligations. Additionally, we reviewed the changes in the general level of interest rates since the last measurement date noting the fluctuation in interest rates throughout 2023.
Based upon this information, we used a 4.97% discount rate as of December 31, 2023, for the qualified defined benefit pension plan. This rate takes into consideration the participants in our pension plan and the anticipated payment stream as compared to the Above Median Double-A Curve. For the SERP, we used the same methodology as the pension plan and derived a discount rate of 4.83% in 2023 for the benefit obligation. The difference in the discount rates is primarily due to the expected duration of SERP payments, which is shorter than the anticipated duration of benefit payments to be made to the average participant in the pension plan. The qualified defined benefit pension plan and SERP used discount rates of 5.19% and 5.04% at December 31, 2022, respectively, for purposes of calculating the benefit obligation. The decrease in the discount rate is attributable to the overall decrease in rates on the bonds that compose the Above Median Double-A Curve.
The expected long-term rate of return on plan assets represents the average rate of earnings expected on the funds invested to provide for anticipated benefit payments. The expected return on assets assumption is developed based upon several factors. Such factors include current and expected target asset allocation, our expected returns by asset class type and our expected investment performance. The expected long-term rate of return on plan assets is 7.4%.
Effect if Actual Results Differ From Assumptions

During 2023, the pension plan generated net periodic benefit income and as a result, the sensitivity analysis calculates the change on pension income rather than on pension expense. A lower discount rate increases the present value of benefit obligations which increases pension expense; however, this is more than offset by a reduction in interest costs resulting in net pension income. A one percentage point decrease in the assumed discount rate would have increased pension income in 2023 by $0.5 million. A one percentage point increase in the assumed discount rate would have decreased pension income in 2023 by $0.2 million.

A lower expected rate of return on pension plan assets would increase pension expense. For 2023 and 2022, the expected rate of return on plan assets was 7.4% and 5.7%, respectively. A one-percentage point increase/decrease in the assumed return on pension plan assets would have changed pension income in 2023 by approximately $5.2 million. During 2023, the actual return on pension plan assets of 11.2% was higher than our expected long-term rate of return on pension plan assets of 7.4%.

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
As of December 31, 2023, we had recorded $38.8 million of deferred tax assets, net of valuation allowances. The realization of these benefits is dependent in part on future taxable income and, if need be, tax planning strategies designed to realize the benefits associated with tax losses and credit carryforwards. For those jurisdictions where the expiration of tax loss or credit carryforwards or the projection of operating results indicates that realization is not likely, a valuation allowance is provided.
Judgment and Uncertainties

Management believes that sufficient income will be earned in the future to realize deferred income tax assets, net of valuation allowances recorded. The realization of these deferred tax assets can be impacted by changes to tax laws or statutory tax rates and future taxable income levels.
Our effective tax rate on earnings was 25.6% for 2023. This rate includes a charge in the amount of $0.6 million for nondeductible compensation and $0.7 million for equity compensation. Additionally, the Company recognized benefits relating to federal research and development credits in the amount of $1.6 million and the reversal of unrecognized tax benefits in the amount of $1.1 million. Our effective tax rate is based on expected or reported income or loss, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions.
Effect if Actual Results Differ From Assumptions
We do not anticipate a significant change in our unrecognized tax benefits within the next twelve months. We file tax returns in numerous U.S. and foreign jurisdictions, with returns subject to examination for varying periods, but generally back to and including 2016. It is our policy to record interest and penalties on unrecognized tax benefits as income taxes. A one percentage point increase/decrease in our tax rate would have affected our 2023 earnings by $0.1 million.

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

Foreign Currencies

We have manufacturing and sales facilities in various locations throughout the world. As a result, we make investments and conduct business transactions denominated in various currencies, including the U.S. dollar, the European euro, the Czech koruna, the Japanese yen, the Hong Kong dollar and the Indian rupee. Total annual foreign sales, including foreign export sales, averaged approximately $293.6 million over the last three years. Foreign sales represented 42.5% of consolidated net sales in 2023; however, a significant portion of our foreign sales are denominated in the U.S. dollar. We estimate a hypothetical 10% adverse change in foreign currency exchange rates relative to the U.S dollar for 2023 would have had an unfavorable impact of $13.2 million on foreign-denominated sales and a unfavorable impact of $1.0 million on operating income. We manage foreign currency exposures that are associated with committed foreign currency purchases and sales and other assets and liabilities created in the normal course of business at the subsidiary operations level. Sometimes we may, through the use of forward contracts or other derivative contracts, hedge the price risk associated with committed and forecasted foreign-denominated payments and rates. Historically the use of these forward contracts has been minimal. We do not use derivatives for speculative or trading purposes.

Interest Rates

Our primary exposure to interest rate risk results from our outstanding debt obligations. The level of fees and interest charged on revolving credit commitments and borrowings are based upon leverage levels and market interest rates.

During the fiscal quarter ended June 30, 2017, we issued $200.0 million aggregate principal of convertible unsecured senior notes, in a private placement offering, of which $0.5 million was repurchased in 2019. These notes are due May 2024 and bear 3.25% interest per annum on the principal amount, payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2017, and have an effective interest rate of 5.0%.

Our principal debt facilities are contained within a variable rate credit agreement that provides a $740.0 million revolving credit facility. This agreement was amended and restated on June 21, 2023 (as amended), and expires on June 21, 2028. Total average bank borrowings outstanding for 2023 were $390.5 million. From time to time we will enter into interest rate swap contracts for the purpose of securing a fixed interest rate on our variable interest rate borrowings. These contracts allow us to create certainty with respect to future cash flows associated with our variable rate debt that would otherwise be impacted by fluctuations in SOFR rates. At December 31, 2023, the Company has interest rate swap agreements with a notional value of $175.0 million, for the purposes of hedging the eight quarterly variable-rate Credit Agreement interest payments throughout 2023 and 2024. The impact of a hypothetical 100 basis point increase in the interest rates on our average bank borrowings would have resulted in a $2.2 million increase in interest expense.

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

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Kaman Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kaman Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2023 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Estimated Costs at Completion for Certain Long-Term Contracts

As described in Notes 1 and 4 to the consolidated financial statements, for long-term contracts, management generally recognizes sales and income over time because of continuous transfer of control to the customer. The Company’s net sales for the year ended December 31, 2023 were $776 million, of which approximately 15% is recognized over time. Revenue is generally recognized using the cost-to-cost measure of progress for its over time performance obligations because this recognition best depicts the transfer of assets to the customer which occurs as cost is incurred under the contracts. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred.

The principal considerations for our determination that performing procedures relating to estimated costs at contract completion for certain long-term contracts is a critical audit matter are (i) the significant judgment by management when determining the estimated costs at completion for certain of these contracts and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the estimated costs at completion for certain of these contracts.

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
February 22, 2024

We have served as the Company’s auditor since 2013.

CONSOLIDATED BALANCE SHEETS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$35,183	$24,154
Accounts receivable, net	96,882	87,659
Contract assets	94,091	113,182
Inventories	207,607	172,383
Income tax refunds receivable	1,276	14,843
Other current assets	17,400	16,114
Total current assets	452,439	428,335
Property, plant and equipment, net of accumulated depreciation of $290,279 and $268,089, respectively	205,210	201,606
Operating right-of-use asset, net	7,774	7,391
Goodwill	383,997	379,854
Other intangible assets, net	347,424	372,331
Deferred income taxes	46,917	47,385
Other assets	54,894	51,207
Total assets	$1,498,655	$1,488,109
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt, net of debt issuance costs	$199,128	$—
Accounts payable – trade	51,862	48,277
Accrued salaries and wages	37,005	31,395
Contract liabilities, current portion	12,284	4,081
Operating lease liabilities, current portion	3,492	3,332
Income taxes payable	707	393
Other current liabilities	38,322	39,097
Total current liabilities	342,800	126,575
Long-term debt, excluding current portion, net of debt issuance costs	358,000	561,061
Deferred income taxes	8,082	6,079
Underfunded pension	42,268	52,309
Contract liabilities, noncurrent portion	19,787	20,515
Operating lease liabilities, noncurrent portion	4,646	4,534
Other long-term liabilities	31,305	36,280
Commitments and contingencies (Note 19)
Shareholders’ equity:
Preferred stock, $1 par value, 200,000 shares authorized; none outstanding	—	—
Common stock, $1 par value, 50,000,000 shares authorized; voting; 30,954,296 and 30,640,068 shares issued, respectively	30,954	30,640
Additional paid-in capital	254,727	245,436
Retained earnings	670,607	685,234
Accumulated other comprehensive income (loss)	(141,584)	(158,421)
Less 2,663,532 and 2,607,841 shares of common stock, respectively, held in treasury, at cost	(122,937)	(122,133)
Total shareholders’ equity	691,767	680,756
Total liabilities and shareholders’ equity	$1,498,655	$1,488,109
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except per share amounts)

	For the Year Ended December 31,
	2023	2022	2021
Net sales	$775,854	$687,961	$708,993
Cost of sales	504,646	467,445	472,382
Program inventory impairment (Note 11)	1,064	44,542	—
Gross profit	270,144	175,974	236,611
Selling, general and administrative expenses	170,910	166,447	152,474
Goodwill and other intangibles impairment (Note 13)	—	25,306	—
Program contract costs impairment (Note 8)	—	9,135	—
Research and development costs	20,704	19,552	16,072
Intangible asset amortization expense	25,509	15,331	10,468
Costs from transition services agreement (Note 3)	—	—	1,728
Restructuring and severance costs (Note 6)	3,392	9,842	6,154
(Gain) loss on sale of business (Note 3)	—	(457)	234
Net loss (gain) on disposition of assets	526	136	(8)
Operating income (loss)	49,103	(69,318)	49,489
Interest expense, net	39,997	16,874	16,290
Non-service pension and post retirement benefit income, net	(1,240)	(20,574)	(26,229)
Income from transition services agreement (Note 3)	—	—	(931)
Other (income) expense, net	(339)	315	(142)
Earnings (loss) before income taxes	10,685	(65,933)	60,501
Income tax expense (benefit)	2,738	(17,360)	16,831
Net earnings (loss)	$7,947	$(48,573)	$43,670

Earnings per share:
Basic earnings (loss) per share	$0.28	$(1.73)	$1.57
Diluted earnings (loss) per share	$0.28	$(1.73)	$1.57
Weighted average shares outstanding:
Basic	28,208	28,011	27,865
Diluted	28,343	28,011	27,891
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands)

	For the Year Ended December 31,
	2023	2022	2021
Net earnings (loss)	$7,947	$(48,573)	$43,670
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments and other	5,415	(10,836)	9,489
Pension plan adjustments, net of tax expense (benefit) of $3,243, $(10,890), and $2,949, respectively	10,922	(36,193)	9,947
Gain (loss) on derivative instruments, net of tax expense of $149, $— and $—, respectively	500	(7)	—
Other comprehensive income (loss)	$16,837	$(47,036)	$19,436
Total comprehensive income (loss)	$24,784	$(95,609)	$63,106
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders'
	Shares	$	Capital	Earnings	Income (Loss)	Shares	$	Equity
Balance at December 31, 2020	30,278,668	$30,279	$238,829	$727,894	$(130,821)	2,555,785	$(120,613)	$745,568
Net earnings	—	—	—	43,670	—	—	—	43,670
Other comprehensive income	—	—	—	—	19,436	—	—	19,436
Dividends (per share of common stock, $0.80)	—	—	—	(22,269)	—	—	—	(22,269)
Impact of change in tax accounting standard	—	—	—	274	—	—	—	274
Purchase of treasury shares	—	—	—	—	—	12,992	(618)	(618)
Employee stock plans	71,945	72	2,716	—	—	1,416	(83)	2,705
Share-based compensation expense	83,656	83	6,608	—	—	3,703	(4)	6,687
Balance at December 31, 2021	30,434,269	$30,434	$248,153	$749,569	$(111,385)	2,573,896	$(121,318)	$795,453
Net loss	—	—	—	(48,573)	—	—	—	(48,573)
Other comprehensive loss	—	—	—	—	(47,036)	—	—	(47,036)
Dividends (per share of common stock, $0.80)	—	—	—	(22,397)	—	—	—	(22,397)
Impact of change in debt accounting standard	—	—	(12,489)	6,635	—	—	—	(5,854)
Purchase of treasury shares	—	—	—	—	—	19,651	(801)	(801)
Employee stock plans	71,795	72	2,071	—	—	—	—	2,143
Share-based compensation expense	134,004	134	7,701	—	—	14,294	(14)	7,821
Balance at December 31, 2022	30,640,068	$30,640	$245,436	$685,234	$(158,421)	2,607,841	$(122,133)	$680,756
Net earnings	—	—	—	7,947	—	—	—	7,947
Other comprehensive earnings	—	—	—	—	16,837	—	—	16,837
Dividends (per share of common stock, $0.80)	—	—	—	(22,574)	—	—	—	(22,574)
Purchase of treasury shares	—	—	—	—	—	33,306	(782)	(782)
Employee stock plans	100,697	101	1,801	—	—	—	—	1,902
Share-based compensation expense	213,531	213	7,490	—	—	22,385	(22)	7,681
Balance at December 31, 2023	30,954,296	$30,954	$254,727	$670,607	$(141,584)	2,663,532	$(122,937)	$691,767
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
KAMAN CORPORATION AND SUBSIDIARIES
(In thousands)

	For the Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net earnings (loss)	$7,947	$(48,573)	$43,670
Adjustments to reconcile earnings (loss), net of tax to net cash provided by operating activities:
Depreciation and amortization	50,038	40,712	36,654
Amortization of debt issuance costs	3,654	2,750	1,836
Accretion of convertible notes discount	—	—	2,957
Provision for doubtful accounts	1,998	1,301	575
(Gain) loss on sale of business	—	(457)	234
Net loss (gain) on disposition of assets	526	136	(8)
Goodwill and other intangible assets impairment	—	25,306	—
Program inventory impairment	1,064	44,542	—
Program contract costs impairment	—	9,135	—
Net loss on derivative instruments	97	1,175	1,025
Stock compensation expense	7,681	7,821	6,687
Non-cash consideration received for blade exchange	(1,309)	(827)	—
Deferred income taxes	(1,123)	(19,054)	20,998
Changes in assets and liabilities, excluding effects of acquisitions/divestitures:
Accounts receivable	(10,749)	(8,387)	78,367
Contract assets	19,117	(707)	(3,482)
Inventories	(35,721)	(14,873)	(10,350)
Income tax refunds receivable	13,567	(772)	(8,566)
Operating right of use assets	(350)	3,551	1,798
Other assets	(469)	(2,262)	4,175
Accounts payable - trade	3,439	1,959	(18,398)
Contract liabilities	7,436	4,433	(30,708)
Operating lease liabilities	239	(3,707)	(1,918)
Acquired retention plan payments	—	—	(25,108)
Other current liabilities	5,083	(2,860)	(8,880)
Income taxes payable	260	12	295
Pension liabilities	4,007	(17,745)	(37,580)
Other long-term liabilities	(3,717)	(1,640)	(5,575)
Net cash provided by operating activities	72,715	20,969	48,698
Cash flows from investing activities:
Proceeds from sale of business, net of cash on hand	—	1,200	(3,428)
Expenditures for property, plant & equipment	(26,002)	(23,689)	(17,530)
Acquisition of businesses	(1,487)	(441,340)	—
Investment in Near Earth Autonomy	—	(10,000)	—
Other, net	(1,627)	778	(154)
Net cash used in investing activities	(29,116)	(473,051)	(21,112)
Cash flows from financing activities:
Net (repayments) borrowings under revolving credit agreement	(5,000)	363,000	—
Purchase of treasury shares	(782)	(801)	(618)
Dividends paid	(22,522)	(22,363)	(22,241)
Debt issuance costs	(4,828)	(4,380)	—
Other, net	260	467	626
Net cash (used in) provided by financing activities	(32,872)	335,923	(22,233)
Net increase (decrease) in cash and cash equivalents	10,727	(116,159)	5,353
Effect of exchange rate changes on cash and cash equivalents	302	(487)	(642)
Cash and cash equivalents and restricted cash at beginning of period (See Note 3)	24,154	140,800	136,089
Cash and cash equivalents and restricted cash at end of period (See Note 3)	$35,183	$24,154	$140,800
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2023, 2022 and 2021

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

During the second quarter of 2023, the Company identified errors related to (1) the accounting for certain labor costs at one business in the Precision Products segment and (2) the net realizable value on certain portions of the Company's inventory at another business in the Structures segment, each resulting in an overstatement of inventory and an understatement of cost of sales and related tax impacts. See Note 2, Accounting Changes, to the Consolidated Financial Statements for further information on the revision of the Company's previously issued consolidated financial statements.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable. The carrying amounts of these items, as well as trade accounts payable and notes payable, approximate fair value due to the short-term maturity of these instruments. At December 31, 2023 and 2022, no individual customer accounted for more than 10% of consolidated accounts receivable. In the year ended December 31, 2023, two individual customers, The Boeing Company and Lockheed Martin Corporation, accounted for more than 10% of consolidated net sales. Sales to The Boeing Company were primarily made by the Engineered Products and Structures segments, while sales to Lockheed Martin Corporation were primarily made by the Precision Products and Structures segments. In the year ended December 31, 2022, one individual customer, The Boeing Company, accounted for more than 10% of consolidated net sales, which were primarily made by the Engineered Products and Structures segments. Foreign sales were approximately 42.5%, 37.2% and 41.6% of the Company’s net sales in 2023, 2022 and 2021, respectively, and are concentrated in Germany, the Middle East, United Kingdom, Canada, Switzerland, Italy, France, Japan, Poland, New Zealand and China.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2023, 2022 and 2021
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Additional Cash Flow Information

Non-cash operating activities in 2023 included a barter transaction with one of our operators for K-MAX® aircraft blades with a value of $1.3 million. Non-cash investing activities in 2023 include an accrual of $2.0 million for purchases of property and equipment. Non-cash financing activities in 2023 include an adjustment to other comprehensive income related to the underfunding of the pension and SERP plans. The total net adjustment was $10.9 million, net of tax of $3.2 million. Additionally, non-cash financing activities in 2023 include $5.7 million of dividends declared but not yet paid.

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

Revenue Recognition

Under Accounting Standard Codification ("ASC") 606 - Revenue from Contracts with Customers, the amount of revenue recognized for any goods or services reflects the consideration that the Company expects to be entitled to receive in exchange for these goods or services. To achieve this core principle, the Company applies the following five step approach: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as a performance obligation is satisfied.

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
For the Years Ended December 31, 2023, 2022 and 2021
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

For contracts that recognize revenue over time, the Company performs detailed quarterly reviews of the progress and execution of its performance obligations under these contracts. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenues and costs. The risks and opportunities include management's judgment about the ability and cost to achieve the schedule (e.g. the number and type of milestone events), technical requirements (e.g., a newly-developed product versus a mature product) and other contract requirements. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the availability of materials, the length of time to complete the performance obligation (e.g. to estimate increases in wages and prices for materials and related support cost allocations), execution by subcontractors, the availability and timing of funding from customers and overhead cost rates, among other variables. Based upon these reviews, the Company will record the effects of adjustments in profit estimates each period. If at any time management determines that in the case of a particular contract total costs will exceed total contract revenue, a provision for the entire anticipated contract loss is recorded at that time. The Company recognized reductions in revenue of $12.4 million, $3.5 million and $2.6 million in the years ended December 31, 2023, 2022 and 2021, respectively, due to changes in profit estimates. These decreases were primarily related to cost growth on certain legacy fuzing contracts and certain structures contracts, partially offset by favorable cost performance on the JPF contract with the USG and the JASSM® program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2023, 2022 and 2021
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition - continued

Due to the nature of the work required to be performed on many of the Company's performance obligations, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment. From time-to-time the Company enters into long-term contracts with the USG and other customers that contain award fees, incentive fees or other provisions that can either increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and can be based upon customer discretion. The Company estimates variable consideration at the most likely amount to which it expects to be entitled. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company's anticipated performance and all information (historical, current and forecasted) that is reasonably available. The Company does not include financing components as variable consideration if less than one year. At December 31, 2023, the Company did not have any significant financing components.

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

Cost of Sales and Selling, General and Administrative Expenses

Cost of sales includes costs of products and services sold (i.e., purchased product, raw material, direct labor, engineering labor, outbound freight charges, depreciation and amortization, indirect costs and overhead charges). Selling expenses primarily consist of advertising, promotion, bid and proposal, employee payroll and corresponding benefits and commissions paid to sales and marketing personnel. General and administrative expenses primarily consist of employee payroll including executive, administrative and financial personnel and corresponding benefits, incentive compensation, consulting expenses, warehousing costs and depreciation. Legal costs are expensed as incurred and are generally included in general and administrative expenses.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term cash investments. These investments are liquid in nature and have original maturities of three months or less. The Company's cash and cash equivalents at December 31, 2023 and 2022 included $2.3 million and $0.1 million of Level 1 money market funds.

Bank overdraft positions, which occur when total outstanding issued checks exceed available cash balances at a single financial institution at the end of a reporting period, are reclassified to other current liabilities within the consolidated balance sheets. At December 31, 2023 and 2022, the Company had bank overdrafts of $1.6 million and $1.5 million, respectively, included in other current liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2023, 2022 and 2021
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

The Company's accounts receivable, net is comprised of three elements: (a) Trade receivables, which consist of amounts billed and currently due from customers; (b) USG contracts, which consist of (1) amounts billed, and (2) costs and accrued profit – not billed; and (c) Commercial and other government contracts, which consist of (1) amounts billed, and (2) costs and accrued profit – not billed. The amounts due are stated at their net estimated realizable value.

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

Contract Costs

Contract costs consist of costs to fulfill and obtain a contract. Costs to fulfill a contract primarily consist of nonrecurring engineering costs incurred at the start of a new program for which such costs are expected to be recovered under existing and future contracts. Such costs are amortized over the estimated revenue amount of the contract. Costs to obtain a contract consist of commissions and agent fees paid in connection with the award of a contract. If these costs are determined to have an amortization period of less than one year, the Company applies the practical expedient and the related costs are expensed as incurred. If the amortization period is determined to be greater than a year and the incremental costs to obtaining the contract qualify as an asset, then the contract costs are recorded and amortized over the estimated contract revenue.

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
For the Years Ended December 31, 2023, 2022 and 2021
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, Plant and Equipment - continued

Maintenance and repair items are charged against income as incurred, whereas renewals and betterments are capitalized and depreciated.

Leasing

The Company accounts for leases in accordance with ASC 842 - Leases. Under ASC 842, the Company determines if a contract contains a lease at the inception date of the contract. To determine if the contract contains a lease, the Company evaluates if there is an identified asset in the contract and if the Company has control over the use of the identified asset. The Company has elected not to apply the recognition requirements of ASC 842 to short-term leases (leases that, at the commencement date, have a lease term of twelve months or less and do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise) as permissible under the standard. For short-term leases, the Company recognizes lease payments on a straight-line basis and variable payments in the period in which the obligation for those payments is incurred.

The Company must classify each lease as a finance lease or an operating lease. The Company's finance leases are included in machinery, office furniture and equipment. Amortization of these assets is included in depreciation and amortization expense. The Company's operating leases consist of rent commitments under various leases for office space, warehouses, land and buildings.

At the commencement date, the right-of-use asset and lease liability are recorded to the Company's Consolidated Balance Sheets when the Company obtains control of the use of the asset. Lease liabilities are recognized at commencement based on the present value of the unpaid lease payments over the lease term. The initial measurement of the right-of-use asset is equal to the total of the initial measurement of the lease liability, incremental costs to obtain the lease and prepaid lease payments, less any lease incentives received. Some of the Company's leases have fixed amount rent escalations or contingent rent that are recognized on a straight-line basis over the entire lease term. Material leasehold improvements and other landlord incentives are amortized over the shorter of their economic lives or the lease term, including renewal periods, if reasonably assured. Substantially all real estate taxes, insurance and maintenance expenses associated with leased facilities are obligations of the Company. The Company elected the practical expedient allowing the Company to combine lease and non-lease components by class as a single lease component for its real estate leases. Non-lease components for the Company's vehicles and other equipment leases are not material. The Company uses the discount rate implicit in a lease contract, if available. As most of the Company's leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2023, 2022 and 2021
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Leasing - continued

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

ASC 350 - Intangibles - Goodwill and Other permits the assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the quantitative goodwill impairment test required under ASC 350. The qualitative assessment management performs takes into consideration the following factors: general economic conditions, industry specific performance, changes in carrying values of the reporting units or asset groups, the assessment of assumptions used in the previous fair value calculation and changes in transaction multiples.

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

In accordance with ASC 350, the Company evaluates goodwill for possible impairment on at least an annual basis. Goodwill and intangible assets with indefinite lives are evaluated annually for impairment in the fourth quarter, based on annual forecast information. Intangible assets with finite lives are amortized over their estimated period of benefit. Additionally, goodwill and other intangible assets are reviewed for possible impairment whenever changes in conditions indicate that the fair value of a reporting unit is more likely than not below its carrying value.

Debt

The Company relies on bank financing as an important source of liquidity for its business activities. Outstanding debt is classified as current or long-term based on the maturity of the Company's financing arrangements. Current and long-term debt balances are reported net of debt issuance costs.

Contract Liabilities

The Company's contract liabilities consist of advance payments and billings in excess of revenue recognized and deferred revenue. Contract liabilities are classified as current or noncurrent based on the timing of when recognition of revenue is expected.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2023, 2022 and 2021
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Unfulfilled Performance Obligations

Unfulfilled performance obligations ("backlog") represents the transaction price of firm orders for which work has not been performed and excludes unexercised contract options and potential orders under ordering-type contracts. As of December 31, 2023, the aggregate amount of the transaction price allocated to backlog was $749.9 million. The Company expects to recognize revenue on approximately $514.5 million of this amount over the next 12 months, with the remaining amount to be recognized thereafter. At December 31, 2022, the aggregate amount of the transaction price allocated to backlog was $720.9 million.

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

Research and Development

Research and development expenses include laboratory research; concept development; design, testing and modification of possible products or processes; design of tools for new technology and engineering activity required to advance development. Costs not specifically covered by contracts are recognized as expense as incurred and included in research and development costs on the Company's Consolidated Statements of Operations. Customer funded research expenditures (which are included in cost of sales) were $0.2 million in 2023, $0.4 million in 2022 and $0.4 million in 2021.

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

Treasury Stock

Repurchases of share awards or common stock are accounted for at cost, and are included as a component of shareholders’ equity in the Consolidated Balance Sheets. Shares repurchased by the Company are held in treasury for general purposes, including issuances under stock incentive plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2023, 2022 and 2021
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

Environmental Remediation

The Company is subject to environmental regulation by federal, state and local authorities in the United States and regulatory authorities with jurisdiction over its foreign operations. When the Company becomes aware of environmental risk, it performs a site study to ascertain the potential magnitude of contamination and the estimated cost of investigation and remediation. Environmental costs are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts with respect to each individual site. Conditions of the site must be monitored throughout the investigation and remediation process as numerous factors could affect the estimated liability. The Company evaluates the identified environmental issues to ensure the time to complete the investigation and remediation and the total cost of the investigation and remediation are consistent with the initial estimate. If there is any change in the cost and/or timing of investigation and the remediation, the accrual is adjusted accordingly.

Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations, including market risks relating to fluctuations in foreign currency exchange rates and interest rates. Derivative financial instruments are recognized on the Consolidated Balance Sheets as either assets or liabilities and are measured at fair value. Changes in the fair values of derivatives are recorded each period in other (income) expense, net on the consolidated statements of operations or accumulated other comprehensive income on the consolidated statements of comprehensive income (loss), depending on whether a derivative is effective as part of a hedged transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income are subsequently included in earnings in the periods in which earnings are affected by the hedged item. The Company does not offset fair value amounts of derivative instruments. The Company does not use derivative instruments for speculative purposes.

Pension Accounting

The Company accounts for its defined benefit pension plan by recognizing the overfunded or underfunded status of the plan, calculated as the difference between the plan assets and the projected benefit obligation, as an asset or liability on the balance sheet, with changes in the funded status recognized in comprehensive income in the year in which they occur. Vested benefit obligations are determined based on the present value of vested benefits to which an employee is currently entitled based on his or her expected date of separation or retirement.

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
For the Years Ended December 31, 2023, 2022 and 2021
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Standards

Recent Accounting Standards Adopted

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06, "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity". The objective of this standard update was to simplify the accounting for certain financial instruments with characteristics of liabilities and equity. The update removed certain separation models between a debt component and equity or derivative component for certain convertible instruments. Entities that previously required separate accounting for conversion features are reporting less interest expense as those conversion features were recorded as debt discounts which were amortized over the term of the debt. In addition, this ASU added new disclosure requirements for convertible instruments to improve the decision usefulness and relevance of the information being provided to users of financial statements, clarified the guidance for determining whether a contract qualifies for a scope exception from derivative accounting, and required the application of the if-converted method when calculating diluted EPS guidance to improve consistency. The standard update was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption of the standard was permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. An entity should adopt the guidance as of the beginning of its annual fiscal year and can do so using a modified retrospective method or fully retrospective method of transition. On January 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective basis which resulted in a cumulative effect adjustment to the opening balance sheet. The prior period consolidated financial statements have not been retroactively adjusted and continue to be reported under the accounting standard in effect for the period.

The cumulative effect of the adjustments recorded to the opening balance sheet on January 1, 2022 for the adoption of ASU 2020-06 was as follows:

in thousands	Balance at December 31, 2021	Adjustments due to ASU 2020-06	Balance at January 1, 2022
Assets
Deferred income taxes(1)	$15,717	$1,770	$17,487

Liabilities
Long-term debt, excluding current portion, net of debt issuance costs(2)	$189,421	$7,624	$197,045

Equity
Additional paid-in capital(3)	$248,153	$(12,489)	$235,664
Retained earnings(4)(5)	$749,569	$6,635	$756,204
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
(5) Reflects corrected errors related to the accounting for certain labor costs and the net realizable value on certain portions of the Company's inventory. See Note 2, Accounting Changes, for further information.

Beginning in 2022, the Company began calculating diluted EPS using the if-converted method for its convertible debt instruments, which is not expected to have a material impact on the consolidated results. Historically, the Company used the treasury stock method to calculate diluted EPS for its convertible debt instruments. In the year ended December 31, 2022, there was no impact as diluted loss per share calculated to $1.73, using both the if-converted method and treasury stock method. Refer to Note 14, Debt, for further information on the Company's convertible notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2023, 2022 and 2021
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Standards - continued

Recent Accounting Standards Adopted - continued

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting". The objective of the standard was to address operational challenges likely to arise in accounting for contract modifications and hedge accounting due to reference rate reform. The amendments in this ASU provided optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The standard update was effective for all entities as of March 12, 2020 through December 31, 2022. Subsequent updates extended the sunset date from December 31, 2022 to December 31, 2024. An entity may elect to apply the amendments for contract modifications by topic or industry subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. Once elected for a topic or industry subtopic, the amendments in this standard update must be applied prospectively for all eligible contract modifications for that topic or industry subtopic. An entity may elect to apply the amendments for eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. If an entity elects to apply any of the amendments for an eligible hedging relationship existing as of the beginning of the interim period that includes March 12, 2020, any adjustments as a result of those elections must be reflected as of the beginning of that interim period. If an entity elects to apply any of the amendments for a new hedging relationship entered into between the beginning of the interim period that includes March 12, 2020 and March 12, 2020, any adjustments as a result of those elections must be reflected as of the beginning of the hedging relationship. On June 21, 2023, the Company closed an amended and restated $740.0 million Credit Agreement based on SOFR. The Company adopted this standard in 2023, which did not have a material impact on the Company's consolidated financial statements.

Subsequent to the issuance of ASU 2020-04, the FASB issued the following updates: ASU 2021-01, "Reference Rate Reform (Topic 848) - Scope" and ASU 2022-06, "Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848". The amendments in these updates affect the guidance within ASU 2020-04 and were assessed with ASU 2020-04.

Recent Accounting Standards Yet to be Adopted

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". The amendments in this update enhance the decision usefulness and transparency of qualitative and quantitative income tax disclosures through further disaggregation of information in the tax rate reconciliation and jurisdiction of income taxes paid discussions. This standard update is effective for fiscal years beginning after December 15, 2024, though early adoption is permitted. Retrospective application is permitted. The Company is currently assessing the impact of this standard on the Company's consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures". The amendments in this standard improve qualitative and quantitative reportable segment requirements, primarily through enhanced annual and interim disclosures of significant segment expenses that are regularly reported to the Chief Operating Decision Maker ("CODM") and included within reported measures of segment profit or loss. This standard update is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Once adopted, these amendments should be applied retrospectively, with segment expense categories disclosed in prior periods based on the categories identified in the period of adoption. The Company is currently assessing the impact of this standard on the Company's consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2023, 2022 and 2021
2. ACCOUNTING CHANGES

Revision of Previously Issued Consolidated Financial Statements

During the second quarter of 2023, the Company identified errors related to (1) the accounting for certain labor costs at one business in the Precision Products segment and (2) the net realizable value on certain portions of the Company's inventory at another business in the Structures segment, each resulting in an overstatement of inventory and an understatement of cost of sales and related tax impacts. The Company concluded that these errors were not material, either individually or in aggregate, to previously issued consolidated financial statements; however, the Company has determined it was appropriate to revise its previously issued consolidated financial statements as of December 31, 2022, and for the years ended December 31, 2022 and 2021 and its unaudited condensed consolidated financial statements as of and for the quarters and year-to-date fiscal periods ended July 1, 2022, September 30, 2022 and March 31, 2023. Accordingly, the accompanying financial statements and relevant footnotes to the condensed consolidated financial statements in this Annual Report on Form 10-K have been revised to correct for these errors. The Company will present the revision of its previously issued unaudited condensed consolidated financial statements for the quarter ended March 31, 2023 with the future filing of its Quarterly Report on Form 10-Q for the quarter ending March 29, 2024.

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

Condensed Consolidated Balance Sheet
In thousands
	December 31, 2022
	As Previously Reported	Adjustments	As Corrected
Assets
Inventories(1)	$176,468	$(4,085)	$172,383
Income tax refunds receivable	13,981	862	14,843
Total	$190,449	$(3,223)	$187,226
Shareholders' equity
Retained earnings	$688,457	$(3,223)	$685,234

	December 31, 2021
	As Previously Reported	Adjustments	As Corrected
Assets
Inventories(2)	$193,100	$(1,110)	$191,990
Income tax refunds receivable	13,832	234	14,066
Total	$206,932	$(876)	$206,056
Shareholders' equity
Retained earnings	$750,445	$(876)	$749,569
(1) At December 31, 2022, the adjustments to inventories consisted of an adjustment of $2.5 million for certain labor costs at a business within the Precision Products segment and an adjustment of $1.6 million for the net realizable value on certain portions of the inventory at a business within the Structures segment.
(2) At December 31, 2021, the adjustments to inventories consisted of an adjustment of $1.1 million for certain labor costs at a business within the Precision Products segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2023, 2022 and 2021
2. ACCOUNTING CHANGES (CONTINUED)

Revision of Previously Issued Consolidated Financial Statements - continued

Condensed Consolidated Statements of Operations
In thousands, except per share amounts
	December 31, 2022
	As Previously Reported	Adjustments	As Corrected
Cost of sales	$464,470	$2,975	$467,445
Income tax benefit	(16,732)	(628)	(17,360)
Net loss	(46,226)	(2,347)	(48,573)
Basic loss per share	$(1.65)	$(0.08)	$(1.73)
Diluted loss per share	$(1.65)	$(0.08)	$(1.73)

	December 31, 2021
	As Previously Reported	Adjustments	As Corrected
Cost of sales	$472,375	$7	$472,382
Income tax expense	16,832	(1)	16,831
Net earnings	43,676	(6)	43,670
Basic earnings per share	$1.57	$—	$1.57
Diluted earnings per share	$1.57	$—	$1.57

Condensed Consolidated Statements of Comprehensive (Loss) Income
In thousands
	December 31, 2022
	As Previously Reported	Adjustments	As Corrected
Comprehensive loss	$(93,262)	$(2,347)	$(95,609)

	December 31, 2021
	As Previously Reported	Adjustments	As Corrected
Comprehensive income	$63,112	$(6)	$63,106

Condensed Consolidated Statement of Cash Flows
In thousands
	December 31, 2022
	As Previously Reported	Adjustments	As Corrected
Net loss	$(46,226)	$(2,347)	$(48,573)
Inventories	(17,848)	2,975	(14,873)
Income tax refunds receivable	(144)	(628)	(772)
Net cash provided by operating activities	20,969	—	20,969

	December 31, 2021
	As Previously Reported	Adjustments	As Corrected
Net earnings	$43,676	$(6)	$43,670
Inventories	(10,357)	7	(10,350)
Income tax refunds receivable	(8,565)	(1)	(8,566)
Net cash provided by operating activities	48,698	—	48,698

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2023, 2022 and 2021
3. DISPOSALS

Mexico Business

In the third quarter of 2022, the Company sold certain assets and liabilities of its Mexico operations in the Structures segment. The transaction did not meet the criteria for discontinued operations set forth in ASC 205-20 - Presentation of Financial Statements - Discontinued Operations ("ASC 205-20"), as it does not reflect a significant strategic shift that would have a major effect on the Company's operations or financial results. For the year ended December 31, 2022, the Company recorded a gain on the sale of $0.5 million, which was included in (gain) loss on sale of business on the Company's Consolidated Statement of Operations.

UK Composites Business

In the fourth quarter of 2020, the Company received approval from its Board of Directors to sell its UK Composites division. Subsequent to the end of the year, the Company sold its UK Composites division in a transaction that closed on February 2, 2021. An additional loss of $0.2 million was recorded in the year ended December 31, 2021 as a result of the closing. The sale of the UK Composites business did not meet the criteria set forth in ASC 205-20, for discontinued operations as it did not reflect a significant strategic shift that would have a major effect on the Company's operations and financial results. Financial results for the UK Composites division were included in the Structures segment for the year ended December 31, 2021 within Note 5, Segment and Geographic Information.

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

Upon closing, the Company entered into a transition services agreement ("TSA") with the buyer, pursuant to which the Company agreed to support the information technology ("IT"), human resources and benefits, tax and treasury functions of the Distribution business for six to twelve months. The buyer exercised the option to extend the support period for up to a maximum of an additional year for certain IT services. During the third quarter of 2021, the TSA expired and all services were completed as of the end of the period. As such, there was no activity associated with the TSA in 2023 and 2022. Through the term of the TSA, the Company incurred $18.9 million in costs and earned $13.0 million in income associated with the TSA. The Company incurred $1.7 million in costs associated with the TSA in 2021, which was included in costs from transition services agreement on the Company's Consolidated Statement of Operations. The Company earned $0.9 million in income associated with the TSA in 2021, which was included in income from transition services agreement on the Company's Consolidated Statement of Operations.

Since the sale of the Distribution business, cash outflows from the Company to its former Distribution business totaled $8.7 million through December 31, 2023, which primarily related to Distribution employee and employee-related costs incurred prior to the sale. For the years ended December 31, 2023 and December 31, 2022, there were no cash flows from the Company to its former Distribution business. Cash outflows from the Company to its former Distribution business after the sale totaled $0.6 million, for the year ended December 31, 2021. Since the sale of the Distribution business, cash inflows from the Company's former Distribution business to the Company totaled $19.8 million through December 31, 2023. For the years ended December 31, 2023 and December 31, 2022, cash inflows from the Company's former Distribution business were not material. Cash inflows from the Company's former Distribution business after the sale totaled $2.0 million for the year ended December 31, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2023, 2022 and 2021
4. BUSINESS COMBINATIONS AND INVESTMENTS

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

This acquisition was accounted for under the acquisition method. The assets acquired and liabilities assumed were recorded based on their fair values at the date of acquisition as follows (in thousands):

Accounts receivable	$7,635
Contract assets	171
Inventories	11,246
Property, plant and equipment	7,686
Goodwill	171,277
Other intangible assets	250,500
Contract costs, noncurrent	41
Liabilities	(5,729)
Net assets acquired	$442,827
Less cash received	—
Net consideration	$442,827

The Company utilized the practical expedient associated with ASU 2021-08, "Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers", which allowed the Company to utilize the terms that existed as of the latest contract modification date to determine the transaction price and performance obligations for the contract assets and liabilities acquired. The use of this practical expedient did not have a material impact on the Company's consolidated financial statements.

The principal area of the purchase price allocation that was not yet finalized as of December 31, 2022 related to the finalization of the working capital adjustment. Subsequent to December 31, 2022, the Company paid Parker an additional $1.5 million for the working capital adjustment finalized in the first quarter of 2023, which resulted in an increase to goodwill. All purchase price allocations were finalized within the one-year measurement period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2023, 2022 and 2021
4. BUSINESS COMBINATIONS AND INVESTMENTS (CONTINUED)

Business Combinations - continued

Aircraft Wheel & Brake - continued

The Company determines the useful lives of the intangibles through contracting with a third party valuation expert and discussions with the management team of Aircraft Wheel and Brake. As the business specializes in wheels, brakes and related hydraulic components for helicopters, fixed-wing and UAV aircraft, it was determined that a useful life range of 23 to 25 years for customer relationships was reasonable, as the length of customer relationships are typically longer given the nature of the industry and the useful lives of aircraft. Considerations were also given to the history of serving on the programs, nature of competition, probability of renewals, sole source positions, information on the strength of the incumbency, nature of the aircraft program, and corroboration of the program forecast duration with information from Forecast International, General Aviation Manufacturer Association data, Federal Aviation Administration data, as well as Department of Defense disclosures.

Aircraft Wheel and Brake's results of operations have been included in the Company's financial statements for the periods subsequent to the completion of the acquisition on September 16, 2022. Aircraft Wheel and Brake contributed $76.3 million and $20.8 million of revenue and $9.5 million of operating income and $2.4 million of operating loss for the years ended December 31, 2023 and 2022, respectively.

Pro Forma Information (Unaudited)

The following table reflects the unaudited pro forma operating results of the Company for the years ended December 31, 2022 and 2021 which assumes the acquisition of Aircraft Wheel and Brake occurred on January 1, 2021. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition of Aircraft Wheel and Brake been effective January 1, 2021, nor are they intended to be indicative of results that may occur in the future. The underlying pro forma information includes the historical financial results of the Company and the acquired business adjusted for certain items discussed below. The pro forma information does not include the effects of any synergies, cost reduction initiatives or anticipated integration costs related to the acquisitions.

	For the year ended December 31,
	2022	2021
In thousands
Net sales	$740,960	$778,167
Net (loss) earnings	$(44,026)	$13,834

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2023, 2022 and 2021
4. BUSINESS COMBINATIONS AND INVESTMENTS (CONTINUED)

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

In accordance with ASC 321 - Investments - Equity Securities, the Company elected to apply the measurement alternative and accounted for the investment as an equity interest, initially measured at cost. The investment was included in other assets on the Company's Consolidated Balance Sheets as of December 31, 2023 and 2022. Upon observable transaction prices or impairment, the Company will remeasure the investment at fair value.

5. SEGMENT AND GEOGRAPHIC INFORMATION

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2023, 2022 and 2021
5. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

Segment Information - continued

Summarized financial information by business segment is as follows:

	For the year ended December 31,
	2023	2022	2021
In thousands
Net sales:
Engineered Products	$512,831	$377,241	$317,683
Precision Products	129,147	185,023	256,329
Structures	133,876	125,697	134,981
Net sales(1)	$775,854	$687,961	$708,993
Operating income (loss):
Engineered Products	$107,863	$57,833	$43,097
Precision Products	(4,532)	16,353	55,359
Structures	(9,169)	(4,623)	(340)
Corporate expense	(40,077)	(50,377)	(40,519)
Other unallocated expenses, net(2)	(4,982)	(88,504)	(8,108)
Operating income (loss)	$49,103	$(69,318)	$49,489
Interest expense, net	39,997	16,874	16,290
Non-service pension and post retirement benefit income, net	(1,240)	(20,574)	(26,229)
Income from transition services agreement	—	—	(931)
Other (income) expense, net	(339)	315	(142)
Earnings (loss) before income taxes	$10,685	$(65,933)	$60,501
(1) Net sales under contracts with USG agencies (including sales to foreign governments through foreign military sales contracts with USG agencies) totaled $174.8 million, $205.0 million and $230.6 million in 2023, 2022 and 2021, respectively, and represent direct and indirect sales to the USG and related agencies.
(2) Other unallocated expenses, net include program inventory impairment, goodwill and other intangibles impairments, program contract costs impairment, costs from the TSA, restructuring and severance costs, gain (loss) on sale of business, and net loss (gain) on disposition of assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2023, 2022 and 2021
5. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

Segment Information - continued

The following table disaggregates segment revenue by major product line:

In thousands
	2023
	Engineered Products	Precision Products	Structures	Total
Defense	$77,533	$25,846	$75,793	$179,172
Safe and Arm Devices	—	69,445	—	69,445
Commercial, Business, & General Aviation	264,968	29,035	50,775	344,778
Medical	93,280	—	7,308	100,588
Industrial & Other	77,050	4,821	—	81,871
Total revenue	$512,831	$129,147	$133,876	$775,854

	2022
	Engineered Products	Precision Products	Structures	Total
Defense	$49,982	$22,367	$73,597	$145,946
Safe and Arm Devices	—	125,685	—	125,685
Commercial, Business, & General Aviation	166,748	31,663	44,208	242,619
Medical	86,659	—	7,892	94,551
Industrial & Other	73,852	5,308	—	79,160
Total revenue	$377,241	$185,023	$125,697	$687,961

	2021
	Engineered Products	Precision Products	Structures	Total
Defense	$51,033	$30,062	$87,575	$168,670
Safe and Arm Devices	—	191,524	—	191,524
Commercial, Business, & General Aviation	115,576	28,995	40,115	184,686
Medical	79,424	—	7,291	86,715
Industrial & Other	71,650	5,748	—	77,398
Total revenue	$317,683	$256,329	$134,981	$708,993

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2023, 2022 and 2021
5. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

Segment Information - continued

The following table illustrates the approximate percentage of segment revenue recognized by product types.

	2023
	Engineered Products	Precision Products	Structures	Total
Original Equipment Manufacturer	46%	6%	17%	69%
Aftermarket	20%	4%	—%	24%
Safe and Arm Devices	—%	7%	—%	7%
Total revenue	66%	17%	17%	100%

	2022
	Engineered Products	Precision Products	Structures	Total
Original Equipment Manufacturer	41%	4%	18%	63%
Aftermarket	14%	5%	—%	19%
Safe and Arm Devices	—%	18%	—%	18%
Total revenue	55%	27%	18%	100%

	2021
	Engineered Products	Precision Products	Structures	Total
Original Equipment Manufacturer	35%	5%	19%	59%
Aftermarket	10%	4%	—%	14%
Safe and Arm Devices	—%	27%	—%	27%
Total revenue	45%	36%	19%	100%

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

The following table presents research and development costs by segment:

	For the year ended December 31,
	2023	2022	2021
In thousands
Engineered Products	$9,382	$8,842	$8,399
Precision Products	11,215	10,508	7,443
Structures	107	202	230
Total research and development costs	$20,704	$19,552	$16,072

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2023, 2022 and 2021
5. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

Segment Information - continued

Summarized asset and cash flow information by business segment is as follows:

	For the year ended December 31,
	2023	2022	2021
In thousands
Identifiable assets(1):
Engineered Products	$1,086,672	$1,052,576	$623,899
Precision Products	176,903	190,801	249,270
Structures	136,909	133,834	125,027
Corporate(2)	98,171	110,898	199,410
Total assets	$1,498,655	$1,488,109	$1,197,606
Capital expenditures:
Engineered Products	$18,714	$14,667	$9,537
Precision Products	5,323	4,658	3,554
Structures	1,283	1,940	2,075
Corporate	682	2,424	2,364
Total capital expenditures	$26,002	$23,689	$17,530
Depreciation and amortization(3):
Engineered Products	$40,408	$30,461	$26,306
Precision Products	3,292	3,663	4,148
Structures	3,106	3,519	3,462
Corporate	3,232	3,069	2,738
Total depreciation and amortization	$50,038	$40,712	$36,654
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

Geographic Information

Sales are attributed to geographic regions based on the location to which the product is shipped. Geographic distribution of sales recorded is as follows:

	For the year ended December 31,
	2023	2022	2021
In thousands
North America	$482,113	$452,392	$442,432
Europe	200,885	141,657	113,811
Middle East	32,859	41,948	107,408
Asia	41,866	35,691	27,638
Oceania	10,791	10,208	14,160
Other	7,340	6,065	3,544
Total revenue	$775,854	$687,961	$708,993

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2023, 2022 and 2021
5. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

Geographic Information - continued

Geographic distribution of long-lived assets is as follows:

	At December 31,
	2023	2022
In thousands
United States	$851,182	$865,659
Germany	142,413	140,626
Czech Republic	4,587	4,827
Netherlands	413	509
Switzerland	663	708
Hong Kong	41	60
Total long-lived assets(1)	$999,299	$1,012,389
(1) For the purpose of this disclosure the Company excluded deferred tax assets of $46.9 million and $47.4 million as of December 31, 2023 and 2022, respectively.

6. RESTRUCTURING AND SEVERANCE COSTS

Transformation Restructuring

In December 2022, the Company began a review of all businesses and programs to increase efficiencies, improve working capital management and focus on sustainable and consistent revenue and profit generating activities. As a result of this review, the Company identified areas to reduce annualized costs primarily in the Precision Products segment and at Corporate through streamlining processes, consolidating the production of fuzes for the JPF program at its Middletown facility, discontinuing K-MAX® helicopter production and right-sizing the Company's total cost structure. In the years ended December 31, 2023 and 2022, the Company incurred $3.4 million and $6.6 million, respectively, in severance costs associated with these actions. Of this amount, $0.3 million was related to share-based compensation expense in the year ended December 31, 2023. No share-based compensation expense related to this initiative was recorded to restructuring and severance costs in the year ended December 31, 2022.

The following table summarizes the accrual balances by cost type for the restructuring actions:

	Severance	Other(1)	Total
In thousands
Restructuring accrual balance at December 31, 2022(2)	$6,629	$—	$6,629
Provision	2,223	919	3,142
Cash payments	(6,282)	(919)	(7,201)
Changes in foreign currency exchange rates	38	—	38
Restructuring accrual balance at December 31, 2023(2)	$2,608	$—	$2,608
(1) Includes non-severance costs associated with the consolidation of facilities.
(2) Of the accrual balance, $2.6 million and $5.6 million were included in other current liabilities on the Company's Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022. The remainder was included in other long-term liabilities.

Cost Reduction Initiative

In the years ended December 31, 2022, and 2021, the Company identified workforce reductions and other reductions in certain general and administrative expenses to support a lean organizational structure that improves operational efficiency and provides a scalable infrastructure which facilitates future growth opportunities. The Company incurred $3.2 million and $6.2 million, respectively, related to these reductions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2023, 2022 and 2021
7. ACCOUNTS RECEIVABLE, NET

Accounts receivable consist of the following:

	At December 31,
	2023	2022
In thousands
Trade receivables	$39,645	$31,126
U.S. Government contracts:
Billed	11,353	14,150
Costs and accrued profit – not billed	779	661
Commercial and other government contracts:
Billed	46,139	41,520
Costs and accrued profit – not billed	1,984	2,268
Less allowance for doubtful accounts	(3,018)	(2,066)
Accounts receivable, net	$96,882	$87,659

There were no amounts included in accounts receivable, net for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs at December 31, 2023 and December 31, 2022.

The following table summarizes the activity in the allowance for doubtful accounts in the year ended December 31, 2023:

In thousands
Balance at December 31, 2022	$(2,066)
Provision	(1,998)
Amounts written off	676
Recoveries	380
Changes in foreign currency exchange rates	(10)
Balance at December 31, 2023	$(3,018)

8. CONTRACT ASSETS, CONTRACT COSTS AND CONTRACT LIABILITIES

Activity related to contract assets, contract costs and contract liabilities is as follows:

	December 31, 2023	December 31, 2022	$ Change	% Change
In thousands
Contract assets(1)	$94,091	$113,182	$(19,091)	(16.9)%

Contract costs, current portion(2)	$58	$695	$(637)	(91.7)%
Contract costs, noncurrent portion(3)	$577	$673	$(96)	(14.3)%

Contract liabilities, current portion	$12,284	$4,081	$8,203	201.0%
Contract liabilities, noncurrent portion	$19,787	$20,515	$(728)	(3.5)%
(1) The Company's contract assets were net of unliquidated progress payments, primarily from the U.S. Government, of $38.1 million and $43.3 million at December 31, 2023 and December 31, 2022, respectively.
(2) Contract costs, current portion are included within other current assets on the Company's Condensed Consolidated Balance Sheets.
(3) Contract costs, noncurrent portion are included within other assets on the Company's Condensed Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2023, 2022 and 2021
8. CONTRACT ASSETS, CONTRACT COSTS AND CONTRACT LIABILITIES (CONTINUED)

Contract Assets

The decrease in contract assets was primarily due to amounts billed in the current period on the JPF program and higher unliquidated progress payments on our legacy fuzing contracts, partially offset by the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations for work performed and not yet billed on certain legacy fuzing contracts, the SH-2G and KARGO UAV unmanned aerial system programs and the relief of unliquidated progress payments on the JPF program. There were no significant impairment losses related to the Company's contract assets during the years ended December 31, 2023 and December 31, 2022.

Contract assets includes amounts for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. These amounts are as follows:

	At December 31,
	2023	2022
In thousands
Contract changes, negotiated settlements and claims for unanticipated contract costs	$1,620	$—

Contract Costs

At December 31, 2023 and 2022, costs to fulfill a contract were $0.6 million and $1.4 million, respectively. There were no costs to obtain a contract at December 31, 2023 and 2022.

Contract costs, current portion at December 31, 2023 decreased when compared to December 31, 2022, primarily attributable to the write-off of contract costs on the A-10 contract and amortization of contract costs, totaling $0.6 million. For the year ended December 31, 2022, amortization of contract costs was $0.7 million.

Contract costs, noncurrent portion at December 31, 2023 remained relatively flat when compared to the balance at December 31, 2022.

In December 2022, management began a review of all businesses and programs to increase efficiencies, improve working capital management and focus on sustainable and consistent revenue and profit generating activities. As a result of this review, management determined that we would discontinue the production of the K-MAX® medium-to-heavy lift helicopters and TITAN UAV unmanned aerial system in 2023. In the year ended December 31, 2022, the Company wrote off $9.1 million of contract costs associated with the TITAN UAV unmanned aerial system. Refer to Note 11, Inventories, for further information regarding the discontinuation of the K-MAX® program.

Contract Liabilities

The increase in contract liabilities, current portion was primarily driven by advances received on the K-MAX® program and the A-10 program and the FireBurst™ enhanced fuzing capability program. For the years ended December 31, 2023 and December 31, 2022, revenue recognized related to contract liabilities, current portion was $3.3 million and $2.1 million, respectively.

The decrease in contract liabilities, noncurrent portion was due to the reclassification of liabilities on the FireBurstTM enhanced fuzing capability program to contract liabilities, current portion. For the years ended December 31, 2023 and December 31, 2022, the Company did not recognize revenue against contract liabilities, noncurrent portion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2023, 2022 and 2021
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

The following table provides the carrying value and fair value of financial instruments that are not carried at fair value at December 31, 2023 and 2022:

	2023		2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
In thousands
Debt(1)	$557,500	$541,915	$562,500	$547,393
(1) These amounts are classified within Level 2.

The above fair values were computed based on quoted market prices and discounted future cash flows (observable inputs), as applicable. Differences from carrying values are attributable to interest rate changes subsequent to when the transactions occurred. The fair values of cash and cash equivalents, accounts receivable, net, and accounts payable - trade approximate their carrying amounts due to the short-term maturities of these instruments. The Company's cash and cash equivalents at December 31, 2023 and 2022 included $2.3 million and $0.1 million, respectively, of Level 1 money market funds.

Recurring Fair Value Measurements

The Company holds derivative instruments for foreign exchange contracts and interest rate swaps that are measured at fair value using observable market inputs such as forward rates and its counterparties’ credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy. At December 31, 2023, the interest rate swaps were included in other assets on the Company's Condensed Consolidated Balance Sheets. At December 31, 2023 and December 31, 2022, the foreign exchange contracts were included in other current assets and other current liabilities on the Company's Condensed Consolidated Balance Sheets. Based on the Company's continued ability to trade and enter into forward contracts and interest rate swaps, the Company considers the markets for its fair value instruments to be active.

The Company evaluated the credit risk associated with the counterparties to these derivative instruments and determined that as of December 31, 2023, such credit risks have not had an adverse impact on the fair value of these instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2023, 2022 and 2021
10. DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges

Interest Rate Swaps

The Company's Credit Agreement contains floating rate obligations and is subject to interest rate fluctuations. At December 31, 2023, the Company had interest rate swap agreements with a notional value of $175.0 million, for the purposes of hedging the eight quarterly variable-rate Credit Agreement interest payments throughout 2023 and 2024. These interest rate swap agreements were designated as cash flow hedges and intended to manage interest rate risk associated with the Company's variable-rate borrowings and minimize the impact on earnings and cash flows of interest rate fluctuations attributable to changes in SOFR rates. These interest rate swaps were not material to the Company's financial statements as of and in the years ended December 31, 2023 and 2022. Over the next twelve months, the income related to cash flow hedges expected to be reclassified from other comprehensive income is $0.6 million.

Forward Exchange Contracts

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

The Company held forward exchange contracts that were not designated as hedging instruments as of December 31, 2023 and 2022. The balances associated with the contracts and the gains or losses reported in other (income) expense, net were not material as of and for the years ended December 31, 2023, 2022 or 2021.

11. INVENTORIES

Inventories consist of the following:

	At December 31,
	2023	2022
In thousands
Raw materials	$35,826	$24,572
Contracts in process:
US Government	11,505	5,835
Commercial and other government contracts	97,013	85,436
Contracts and other work in process (including certain general stock materials)	21,017	16,532
Finished goods	42,246	40,008
Inventories	$207,607	$172,383

There were no amounts included in inventories associated with matters such as contract changes, negotiated settlements and claims for unanticipated contract costs at December 31, 2023 and December 31, 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2023, 2022 and 2021
11. INVENTORIES (CONTINUED)

In December 2022, the Company began a review of all businesses and programs to increase efficiencies, improve working capital management and focus on sustainable and consistent revenue and profit generating activities. As a result of this review, the Company discontinued the production of the K-MAX® medium-to-heavy lift helicopters and TITAN UAV unmanned aerial system in 2023. The Company will continue to support the existing K-MAX® fleet in operation, including providing operators with repair, spare parts and fleet services, as well as training. As a result of this decision, management wrote off $1.1 million and $44.5 million of inventory associated with these programs in the years ended December 31, 2023 and 2022. These amounts were included in program inventory impairment on the Company's Consolidated Statements of Operations. The amount written off in 2023 was comprised of unusable inventory, while the amount written off in 2022 was comprised of a lower of cost or net realizable value write down on three unsold aircraft and unusable inventory. Unusable inventory included long lead parts made specifically for the production of the K-MAX® for which there are no alternative uses and spare parts and blades that were in excess of the amounts needed to support the existing fleet. At December 31, 2023 and 2022, $18.9 million and $24.7 million, respectively, of K-MAX® inventory was included in the contracts and other work in process and finished goods portions of inventories on the Company's Consolidated Balance Sheets. Management believes that approximately $12.1 million of the K-MAX® inventory will be sold after December 31, 2024, based upon supporting the fleet for the foreseeable future.

At December 31, 2023 and 2022, $5.5 million and $6.2 million, respectively, of SH-2G(I) inventory was included in the contracts and other work in process portion of inventories on the Company's Consolidated Balance Sheets. Management believes that approximately $4.2 million of the SH-2G(I) inventory will be sold after December 31, 2024. This balance represents spares requirements and inventory to be used in SH-2G programs.

12. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net is summarized as follows:

	At December 31,
	2023	2022
In thousands
Land	$39,318	$38,743
Buildings	140,305	137,777
Leasehold improvements	15,761	15,778
Machinery, office furniture and equipment	282,230	260,801
Construction in process	17,875	16,596
Total	495,489	469,695
Less accumulated depreciation	(290,279)	(268,089)
Property, plant and equipment, net	$205,210	$201,606

Depreciation expense was $24.5 million, $25.4 million and $26.2 million for 2023, 2022 and 2021, respectively.

Finance Leases

For the years ended December 31, 2023 and 2022, $6.9 million and $9.8 million, respectively, of assets included in machinery, office furniture and equipment were accounted for as finance leases. At December 31, 2023 and 2022, the Company had accumulated depreciation of $2.7 million and $3.2 million, respectively, associated with these assets. Depreciation expense associated with the finance leases was $1.1 million, $0.9 million and $0.8 million for 2023, 2022 and 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2023, 2022 and 2021
13. GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The following table sets forth the change in the carrying amount of goodwill for the Company:

	2023
	Engineered Products	Precision Products	Structures	Total
In thousands
Gross balance at beginning of period	$363,785	$41,375	$66,559	$471,719
Accumulated impairment	—	(25,306)	(66,559)	(91,865)
Net balance at beginning of period	363,785	16,069	—	379,854
Additions(1)	1,487	—	—	1,487
Impairments	—	—	—	—
Foreign currency translation	2,656	—	—	2,656
Net balance at end of period	$367,928	$16,069	$—	$383,997

Accumulated impairment at end of period	$—	$(25,306)	$(66,559)	$(91,865)
(1) The additions to goodwill in the year ended December 31, 2023 were attributable to the working capital adjustment for the Aircraft Wheel and Brake acquisition.

	2022
	Engineered Products	Precision Products	Structures	Total
In thousands
Gross balance at beginning of period	$199,306	$41,375	$66,559	$307,240
Accumulated impairment	—	—	(66,559)	(66,559)
Net balance at beginning of period	199,306	41,375	—	240,681
Additions(1)	169,790	—	—	169,790
Impairments(2)	—	(25,306)	—	(25,306)
Foreign currency translation	(5,311)	—	—	(5,311)
Net balance at end of period	$363,785	$16,069	$—	$379,854

Accumulated impairment at end of period	$—	$(25,306)	$(66,559)	$(91,865)
(1) The additions to goodwill in the year ended December 31, 2022 were attributable to the acquisition of Aircraft Wheel and Brake.
(2) The impairment to goodwill in the year ended December 31, 2022 related to the KPP-Orlando reporting unit.

2023 Analysis

In accordance with ASC 350, the Company evaluates goodwill for possible impairment on at least an annual basis. The Company performed a qualitative assessment for the Engineered Products reporting unit, while a quantitative assessment was performed for the Precision Products reporting unit.

The qualitative assessment performed for the Engineered Products reporting unit took into consideration the following factors: general economic conditions, industry specific performance, changes in carrying values of the reporting unit, the assessment of assumptions used in the previous fair value calculations and changes in transaction multiples. The results of the analysis indicated that it is more likely than not that goodwill is not impaired and this reporting unit did not need to proceed to a quantitative assessment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2023, 2022 and 2021
13. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)

Goodwill - continued

2023 Analysis - continued

The results of the quantitative analysis performed for the Precision Products reporting unit indicated that the fair value of the reporting unit exceeded its respective carrying value. The Company performed a sensitivity analysis relative to the discount rate and growth rate selected and determined a decrease of one percentage point in the terminal growth rate or an increase of one percentage point in the discount rate would not result in a fair value calculation less than the carrying value for the reporting unit.

2022 Analysis

Qualitative assessments were performed for the Specialty Bearings, Bal Seal and Aircraft Wheel and Brake reporting units, which took into consideration the following factors: general economic conditions, industry specific performance, changes in carrying values of the reporting units, the assessment of assumptions used in the previous fair value calculations and changes in transaction multiples. The results of these analyses indicated that it is more likely than not that goodwill is not impaired and these reporting units did not need to proceed to a quantitative assessment
The Company is required to evaluate goodwill for possible impairment testing if an event occurs or circumstances change that indicate that the fair value of the reporting entity may be below its carrying amount. In December 2022, the Company announced it would consolidate the production of JPF fuzes to its Middletown facility resulting in the closure of the Orlando facility in 2024 due to reduced demand as the JPF program continues to move through its life cycle. The Company considered the reduction in demand, as well as the updated forecasts for the reporting unit, which indicated the forecasted cash flows for the KPP-Orlando reporting unit were lower than amounts previously forecasted. Management performed a quantitative analysis on the KPP-Orlando reporting unit using an income methodology based on management's estimates of forecasted cash flows, with those cash flows discounted to present value using a rate commensurate with the risks associated with those cash flows. The quantitative analysis resulted in a conclusion that the fair value of the KPP-Orlando reporting unit was $25.3 million below its carrying value; therefore, goodwill was impaired. In the year ended December 31, 2022, the Company recorded a goodwill impairment charge of $25.3 million for the KPP-Orlando reporting unit resulting in an additional $16.1 million remaining. This impairment charge was included in goodwill and other intangibles impairment on the Company's Statement of Operations.

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

Other Intangible Assets

Other intangible assets consisted of:

		At December 31,		At December 31,
		2023		2022
	Amortization Period	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
In thousands
Customer lists / relationships	6-38 years	$364,227	$(55,205)	$363,549	$(41,695)
Developed technologies	7-20 years	45,281	(21,846)	45,028	(17,508)
Trademarks / trade names	15-40 years	16,832	(3,850)	16,681	(3,153)
Non-compete agreements and other	1-15 years	17,397	(15,515)	17,336	(7,974)
Patents	2-19 years	602	(499)	551	(484)
Total		$444,339	$(96,915)	$443,145	$(70,814)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2023, 2022 and 2021
13. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)

Other Intangible Assets - continued

Intangible asset amortization expense of $25.5 million, $15.3 million and $10.5 million in 2023, 2022 and 2021, respectively, was included in intangible asset amortization expense on the Company's Consolidated Statements of Operations.

Estimated amortization expense for the next five years associated with intangible assets existing as of December 31, 2023 is as follows:

In thousands
2024	$21,729
2025	$20,611
2026	$20,596
2027	$20,402
2028	$20,023

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

14. DEBT

Long-Term Debt

The Company has long-term debt as follows:

	At December 31,
	2023	2022
In thousands
Revolving credit agreement	$358,000	$363,000
Convertible notes	199,500	199,500
Total	557,500	562,500
Less current portion	199,500	—
Total excluding current portion	$358,000	$562,500

At December 31, 2023 and 2022, the current portion of long-term debt and long-term debt balances on the Company's Consolidated Balance Sheets were net of debt issuance costs of $0.4 million and $1.4 million, respectively.

The weighted average interest rate on long-term borrowings outstanding as of December 31, 2023 and 2022 was 5.56% and 5.71%, respectively.

The aggregate annual maturities of long-term debt for each of the next five years are approximately as follows:

In thousands
2024	$199,500
2025	$—
2026	$—
2027	$—
2028	$358,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2023, 2022 and 2021
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

The sale of the Distribution business in the third quarter of 2019 was deemed to be a "Fundamental Change" and a "Make-Whole Fundamental Change" pursuant to the terms and conditions of the indenture governing the 2024 Notes. As a result, the sale triggered the right of the holders of our 2024 Notes to require us to repurchase all of the 2024 Notes, or any portion thereof that is a multiple of $1,000 principal amount on September 27, 2019. The aggregate principal amount of the 2024 Notes validly tendered and not validly withdrawn was $0.5 million, representing 0.25% of all outstanding notes. Holders of such notes received the purchase price equal to 100% of the principal amount of the 2024 Notes being purchased, plus accrued and unpaid interest.

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
(3) Prior to November 1, 2023, the notes were convertible only in the following circumstances: (1) during any fiscal quarter commencing after July 1, 2017, and only during any such fiscal quarter, if the last reported sale price of the Company's common stock was greater than or equal to 130% of the applicable conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter, (2) during the five consecutive business day period following any ten consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of 2024 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day or (3) upon the occurrence of specified corporate events. On or after November 1, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances. If the Company undergoes a fundamental change (as defined in the Indenture), holders of the notes may require the Company to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount to be repurchased, plus any accrued and unpaid interest. As of December 31, 2023, none of the conditions permitting the holders of the 2024 Notes to convert had been met.
(4) This represents the number of shares hypothetically issuable upon conversion of 100% of the outstanding aggregate principal amount of the 2024 Notes at each date; however, the terms of the 2024 Notes state that the Company may pay or deliver, as the case may be, cash, shares of the Company's common stock or a combination of cash and shares of common stock, at the Company's election. The Company will settle the Convertible notes with cash using available borrowing capacity under our Credit Agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2023, 2022 and 2021
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

The Company incurred $7.4 million of debt issuance costs in connection with the sale of the 2024 Notes, which was allocated between the debt and equity components of the instrument at issuance. Of the total amount, $0.7 million was recorded as an offset to additional paid-in capital. The balance, $6.7 million, was recorded as a contra-debt balance and was being amortized over the term of the 2024 Notes. As a result of the adoption of ASU 2020-06, the amount recorded to additional paid-in capital was reclassified to retained earnings in the cumulative effect adjustment recorded on January 1, 2022. The remaining balance of debt issuance costs is being amortized over the term of the convertible notes. Total amortization expense for the years ended December 31, 2023, 2022 and 2021 was $1.1 million, $1.0 million and $1.1 million.

Because the embedded conversion option is indexed to the Company’s own stock and would be classified in shareholders’ equity, it does not meet the criterion under ASC 815 that would require separate accounting as a derivative instrument.

As of December 31, 2023, the "if converted value" did not exceed the principal amount of the 2024 Notes since the closing sales price of the Company's common stock was less than the conversion price of the 2024 Notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2023, 2022 and 2021
14. DEBT (CONTINUED)

Convertible Notes - continued

2024 Notes - continued

Interest expense associated with the 2024 Notes consisted of the following:

	For the year ended December 31,
	2023	2022	2021
In thousands
Contractual coupon rate of interest	$6,484	$6,484	$6,484
Accretion of convertible notes discount(1)	—	—	2,957
Interest expense - convertible notes	$6,484	$6,484	$9,441
(1)In accordance with ASU 2020-06, entities that previously required separate accounting for conversion features will report less interest expense as those conversion features were recorded as debt discounts which were amortized over the term of the debt.

Revolving Credit Agreement

On June 21, 2023 (the "Closing Date"), the Company closed an amended and restated $740.0 million Credit Agreement (the "Credit Agreement") with JPMorgan Chase Bank, N.A., as Administrative Agent and as Collateral Agent. The Credit Agreement amends and restates the Company's previously existing credit facility in its entirety to, among other things: (i) extend the maturity date to June 21, 2028; (ii) reduce the aggregate amount of revolving commitments from $800.0 million to $740.0 million; (iii) modify the financial covenants set forth in Article 6 of the previously existing credit facility; and (iv)
effectuate certain additional modifications set forth in the previously existing facility, including its pricing. Capitalized terms used but not defined within this discussion of the Credit Agreement have the meanings ascribed thereto in the Credit Agreement, which, as amended, is included as Exhibit 10.42 of this Annual Report on Form 10-K.

The financial covenants associated with the Credit Agreement require that (i) the Consolidated Total Net Leverage Ratio, as defined by the Credit Agreement, cannot be greater than 5.00 to 1.00 for any quarter ending on or after the Closing Date through September 28, 2023, 4.75 to 1.00 for each quarter ending thereafter through September 26, 2024, and 4.50 to 1.00 for each quarter ending thereafter through September 25, 2025 and 4.00 to 1.00 for each quarter thereafter. The Company may elect to increase the Consolidated Total Net Leverage Ratio by 0.50 to 1.00 if the Company consummates a Material Permitted Investment, which shall not exceed 5.00 to 1.00 for each of the four consecutive quarters that included the fiscal quarter in which the Material Permitted Investment is consummated. As of December 31, 2023, the Consolidated Total Net Leverage Ratio was 4.00, as calculated in accordance with the Credit Agreement.

In addition to the Consolidated Total Net Leverage Ratio, as defined in the Credit Agreement and discussed above, the financial covenants associated with the Credit Agreement also include a requirement that (i) the Interest Coverage Ratio cannot be less than 3.00 to 1.00; and (ii) Liquidity cannot be less than (a) an amount equal to 50% of the aggregate principal amount of the Convertible Notes as of the last day of the third quarter of 2023 and (b) an amount equal to 100% of the aggregate principal of the 2024 Convertible Notes in the fourth quarter of 2023 and the first quarter of 2024. The Company was in compliance with these financial covenants as of and for the quarter ended December 31, 2023, and management does not anticipate noncompliance in the foreseeable future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2023, 2022 and 2021
14. DEBT (CONTINUED)

Revolving Credit Agreement - continued

The following table shows the amounts available for borrowing under the Company's revolving credit facility:

	At December 31,
	2023	2022
In thousands
Total facility	$740,000	$800,000
Amounts outstanding, excluding letters of credit	358,000	363,000
Amounts available for borrowing, excluding letters of credit	382,000	437,000
Letters of credit under the credit facility(1)(2)	62,798	51,630
Amounts available for borrowing	$319,202	$385,370

Amounts available for borrowing subject to EBITDA, as defined by the Credit Agreement(3)	$104,325	$196,256
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
(2) Of these amounts, $57.4 million and $46.1 million letters of credit relate to a certain JPF DCS contract in 2023 and 2022, respectively.
(3) The Company's Convertible Notes will mature in 2024. The Company will settle the Convertible notes with cash using available borrowing capacity under our Credit Agreement. With the extension of the Credit Agreement, the Company maintained sufficient capacity to use proceeds from this facility to repay the Convertible Notes. The amounts available for borrowing subject to EBITDA represents amounts available for borrowing after considering the Company's total debt obligations including its Credit Agreement and Convertible Notes.

Debt issuance costs in connection with the Credit Agreement have been capitalized. The Company incurred $4.8 million of debt issuance costs in connection with the amendment of the Credit Agreement in 2023, which are being amortized over the term of the agreement with the debt issuance costs associated with the previous existing credit facility for the lenders that remained in the Credit Agreement. In the second quarter of 2023, the Company recorded a write-off of debt issuance costs of $0.6 million related to lenders that are no longer participating in the Credit Agreement. Total amortization expense for the years ended December 31, 2023, 2022 and 2021 was $2.0 million, $1.8 million and $0.7 million, respectively.

Interest rates on amounts outstanding under the Credit Agreement are variable based on the Secured Overnight Financing Rate ("SOFR"). At December 31, 2023, the interest rate was 7.23%. In addition, the Company is required to pay a quarterly commitment fee on the unused revolving loan commitment amount at a rate ranging from 0.200% to 0.350% per annum, based on the Senior Secured Net Leverage Ratio. Fees for outstanding letters of credit range from 1.375% to 2.250%, based on the Senior Secured Net Leverage Ratio. At December 31, 2023 and December 31, 2022, there was $358.0 million and $363.0 million, respectively, outstanding on the revolving credit facility. At December 31, 2022, the interest rate was 7.07%.

Interest Payments

Cash payments for interest were $35.6 million, $15.3 million and $11.5 million in 2023, 2022 and 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2023, 2022 and 2021
15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) are shown below:

	2023	2022
In thousands
Foreign currency translation and other:
Beginning balance	$(2,071)	$8,765
Net gain (loss) on foreign currency translation	5,415	(10,836)
Other comprehensive income (loss), net of tax	5,415	(10,836)
Ending balance	$3,344	$(2,071)

Pension and other post-retirement benefits (1):
Beginning balance	$(156,350)	$(120,157)
Reclassification to net income
Amortization of net loss, net of tax expense of $1,761 and $999, respectively	5,932	3,320
Change in net gain (loss), net of tax expense (benefit) of $1,482 and $(11,889), respectively	4,990	(39,513)
Other comprehensive income (loss), net of tax	10,922	(36,193)
Ending balance	$(145,428)	$(156,350)

Derivative instruments:
Beginning balance	$—	$7
Gain on derivative instruments, net of tax expense of $495 and $0, respectively	1,665	—
Reclassification to net income, net of tax benefit of $(346) and $0, respectively	(1,165)	(7)
Other comprehensive income (loss), net of tax	500	(7)
Ending balance	$500	$—

Total accumulated other comprehensive loss	$(141,584)	$(158,421)
(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost.

16. INCOME TAXES

The components of income tax expense (benefit) are as follows:

	For the year ended December 31,
	2023	2022	2021
In thousands
Current:
Federal	$2,930	$1,942	$(5,614)
State	728	(761)	1,061
Foreign	189	441	266
	3,847	1,622	(4,287)
Deferred:
Federal	(4,020)	(15,655)	17,533
State	1,097	(3,347)	2,526
Foreign	1,814	20	1,059
	(1,109)	(18,982)	21,118
Income tax expense (benefit)	$2,738	$(17,360)	$16,831

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2023, 2022 and 2021
16. INCOME TAXES (CONTINUED)

The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

	For the year ended December 31,
	2023	2022	2021
In thousands
Federal tax at 21% statutory rate	$2,244	$(13,830)	$12,706
State income taxes, net of federal benefit	720	(3,175)	1,459
Tax effect:
Research and development credits	(1,570)	(1,550)	(1,995)
Impact of entity classification election	—	—	894
Foreign derived intangible income benefit	—	(158)	(494)
Foreign losses for which no tax benefit has been recorded	—	38	308
Change in valuation allowance	367	(94)	2,697
Equity compensation benefit	695	236	77
Nondeductible compensation	615	1,320	1,372
Cash surrender value of life insurance	(408)	164	(329)
Deferred tax adjustments	330	(83)	—
Federal benefit of NOL Carryback	(253)	—	—
Foreign rate differential	815	138	(110)
Unrecognized tax benefits	(1,094)	(86)	47
Other, net	277	(280)	199
Income tax expense (benefit)	$2,738	$(17,360)	$16,831

The 2023 effective tax rate includes a charge in the amount of $0.6 million for nondeductible compensation and $0.7 million for equity compensation. Additionally, the Company recognized benefits relating to federal research and development credits in the amount of $1.6 million and the reversal of unrecognized tax benefits in the amount of $1.1 million.

The 2022 effective tax rate includes a charge in the amount of $1.3 million, for nondeductible compensation, with a portion relating to post termination payments and benefits of former executive officers. Additionally, the Company recognized benefits relating to federal research and development credits in the amount of $1.6 million.

The 2021 effective tax rate includes a charge to record additional valuation allowances relating to the Company’s foreign and state tax loss carryforwards in the amount of $1.5 million and $1.2 million, respectively. The Company also incurred a charge in the amount of $1.4 million, primarily attributable to nondeductible compensation relating to post termination payments and benefits of former executive officers. Additionally, the Company recognized benefits relating to federal research and development credits in the amount of $2.0 million.

In 2023, income tax refunds exceeded cash paid for income taxes by $8.8 million, primarily due to a federal net operating loss carryback claim. Cash payments for income taxes, net of refunds, were $2.7 million and $4.7 million in 2022 and 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2023, 2022 and 2021
16. INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:

	At December 31,
	2023	2022
In thousands
Deferred tax assets:
Deferred employee benefits	$22,323	$25,763
Tax loss and credit carryforwards	21,728	17,049
Contract accounting differences	5,117	4,079
Inventory	10,216	12,069
Capitalized research and development costs	8,699	5,385
Other items	7,335	7,944
Total deferred tax assets	75,418	72,289
Deferred tax liabilities:
Property, plant and equipment	(11,789)	(10,714)
Intangibles	(20,519)	(15,201)
Other items	—	(43)
Total deferred tax liabilities	(32,308)	(25,958)
Net deferred tax assets before valuation allowance	43,110	46,331
Valuation allowance	(4,276)	(5,025)
Net deferred tax assets after valuation allowance	$38,834	$41,306

As of December 31, 2023, the Company had foreign tax loss carryforwards of $1.7 million, federal and state tax loss carryforwards of $15.9 million and state credit carryforwards of $4.1 million. Tax loss and credit carryforwards associated with approximately $13.2 million of deferred tax assets have no expiration period. The remainders of the loss and credit carryforwards will expire between 2024 and 2043.

As of December 31, 2022, the Company had foreign tax loss carryforwards of $4.5 million, federal and state tax loss carryforwards of $8.9 million and state credit carryforwards of $3.6 million. Tax loss and credit carryforwards associated with approximately $9.4 million of deferred tax assets have no expiration period. The remainders of the loss and credit carryforwards will expire between 2023 and 2040.

A valuation allowance is required to be established unless management determines it is more likely than not that the Company will ultimately utilize the tax benefit associated with a deferred tax asset. At December 31, 2023, the Company has foreign valuation allowances of $0.7 million, and federal and state valuation allowances of $3.6 million.

Management will continue to evaluate the appropriate level of valuation allowance on all deferred tax assets considering such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax and business strategies that could potentially enhance the likelihood of realization of the deferred tax assets.

Pre-tax amounts from foreign operations amounted to losses of $1.5 million in 2023, income of $2.0 million in 2022, and losses of $1.5 million in 2021. The Tax Cuts and Jobs Act required the Company to effectively recognize all foreign earnings in U.S. taxable income in the year ended December 31, 2017. Due to this provision and foreign losses incurred in prior years, there were no accumulated earnings in foreign subsidiaries for which U.S income taxes were required to be provided in 2023.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2023, 2022 and 2021
16. INCOME TAXES (CONTINUED)

The change in the unrecognized tax benefits liability for 2023, 2022 and 2021 is explained as follows:

	2023	2022	2021
In thousands
Balance at January 1	$3,455	$3,592	$3,612
Additions based on current year tax positions	14	—	32
Changes for tax positions of prior years	172	211	(52)
Settlements	(167)	(67)	—
Lapse of statute of limitations	(1,287)	(281)	—
Balance at December 31(1)	$2,187	$3,455	$3,592
(1) Including interest and penalties of $0.5 million per year in 2023, 2022 and 2021.

Included in unrecognized tax benefits at December 31, 2023, were items approximating $1.7 million that, if recognized, would favorably affect the Company’s effective tax rate in future periods. The Company files tax returns in numerous U.S. and foreign jurisdictions, with returns subject to examination for varying periods, but generally back to and including 2016. During 2023, 2022 and 2021, $0.1 million or less of interest and penalties was recognized each year as a component of income tax expense. It is the Company’s policy to record interest and penalties on unrecognized tax benefits as income taxes. The Company does not anticipate any significant increases or decreases to unrecognized tax benefits during the next twelve months.

17. PENSION PLANS

The Company has a non-contributory qualified defined benefit pension plan (the “Qualified Pension Plan”). On February 23, 2010, the Company’s Board of Directors approved an amendment to the Qualified Pension Plan that, among other things, closed the Qualified Pension Plan to all new hires on or after March 1, 2010, and stipulated that years of service would continue to be added for purposes of the benefit calculations only through December 31, 2015, with no further accrual of benefits for service thereafter. As a result, effective December 31, 2015, the qualified pension plan was frozen with respect to future benefit accruals. The measurement date for this plan is December 31.

The Company also has a Supplemental Employees’ Retirement Plan (“SERP”), which is considered a non-qualified pension plan. The SERP provides certain key executives, whose compensation is in excess of the limitations imposed by federal law on the qualified defined benefit pension plan, with supplemental benefits based upon eligible earnings, years of service and age at retirement. During 2010, the Company's Board of Directors also approved an amendment to the SERP that made changes consistent with the pension plan amendment. The Board's Compensation Committee and the Board have not approved any new participants to the SERP since February 28, 2010, and do not intend to do so at any time in the future. The measurement date for this plan is December 31.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2023, 2022 and 2021
17. PENSION PLANS (CONTINUED)

Obligations and Funded Status

The changes in the actuarial present value of the projected benefit obligation and fair value of plan assets are as follows:

	For the year ended December 31,
	Qualified Pension Plan		SERP
	2023	2022	2023	2022
In thousands
Projected benefit obligation at beginning of year	$596,951	$785,795	$3,832	$5,017
Service cost	5,782	3,363	—	—
Interest cost	29,183	17,198	177	86
Actuarial liability loss (gain)(1)	11,973	(169,342)	240	(737)
Benefit payments	(44,801)	(40,063)	(534)	(534)
Projected benefit obligation at end of year	$599,088	$596,951	$3,715	$3,832
Fair value of plan assets at beginning of year	$544,642	$764,009	$—	$—
Actual return on plan assets	56,979	(179,304)	—	—
Employer contributions	—	—	534	534
Benefit payments	(44,801)	(40,063)	(534)	(534)
Fair value of plan assets at end of year	$556,820	$544,642	$—	$—
Funded status at end of year	$(42,268)	$(52,309)	$(3,715)	$(3,832)
Accumulated benefit obligation	$599,088	$596,951	$3,715	$3,832
(1) The actuarial liability (gain) loss amount for the qualified pension plan for 2023 and 2022 was principally due to the effect of changes in the discount rate.

The Company has recorded liabilities related to our qualified pension plan and SERP as follows:

	At December 31,
	Qualified Pension Plan		SERP
	2023	2022	2023	2022
In thousands
Current liabilities (1)	$—	$—	$(518)	$(520)
Noncurrent liabilities	(42,268)	(52,309)	(3,197)	(3,312)
Total	$(42,268)	$(52,309)	$(3,715)	$(3,832)
(1) The SERP current liabilities are included in other current liabilities on the Consolidated Balance Sheets.

The following table presents amounts included in accumulated other comprehensive income on the Consolidated Balance Sheets that will be recognized as components of pension cost in future periods.

	At December 31,
	Qualified Pension Plan		SERP
	2023	2022	2023	2022
In thousands
Unrecognized loss (gain)	$192,490	$206,896	$173	$(68)
Amount included in accumulated other comprehensive income	$192,490	$206,896	$173	$(68)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2023, 2022 and 2021
17. PENSION PLANS (CONTINUED)

Obligations and Funded Status - continued

The pension plan net periodic benefit costs on the Consolidated Statements of Operations and other amounts recognized in other comprehensive income (loss) on the Consolidated Statements of Comprehensive Income and Consolidated Statements of Shareholders’ Equity were computed using the projected unit credit actuarial cost method and included the following components:

	For the year ended December 31,
	Qualified Pension Plan			SERP
	2023	2022	2021	2023	2022	2021
In thousands
Service cost for benefits earned during the year	$5,782	$3,363	$1,301	$—	$—	$—
Interest cost on projected benefit obligation	29,183	17,198	14,165	177	86	63
Expected return on plan assets	(38,293)	(42,177)	(45,177)	—	—	—
Recognized net loss	7,693	4,258	4,444	—	61	65
Additional amount recognized due to curtailment/settlement	—	—	—	—	—	211
Net pension benefit (income) cost	$4,365	$(17,358)	$(25,267)	$177	$147	$339
Change in net (loss) or gain	(6,713)	52,139	(8,113)	241	(737)	(274)
Amortization of net loss	(7,693)	(4,258)	(4,444)	—	(61)	(65)
Total recognized in other comprehensive (loss) income	$(14,406)	$47,881	$(12,557)	$241	$(798)	$(339)
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(10,041)	$30,523	$(37,824)	$418	$(651)	$—

The following tables show the amount of the contributions made to the Qualified Pension Plan and SERP during each period and the amount of contributions the Company expects to make during 2024:

	Qualified Pension Plan		SERP
	2023	2022	2023	2022
In thousands
Contributions	$—	$—	$534	$534

	Qualified Pension Plan	SERP
In thousands
Expected contributions during 2024	$—	$518

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2023, 2022 and 2021
17. PENSION PLANS (CONTINUED)

Obligations and Funded Status - continued

Expected future benefit payments are as follows:

	Qualified Pension Plan	SERP
In thousands
2024	$44,581	$518
2025	$45,263	$482
2026	$45,842	$447
2027	$46,056	$411
2028	$45,881	$376
2029-2033	$221,025	$1,413

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

The Company uses the Financial Times Stock Exchange ("FTSE") Pension Discount Curve, as it is deemed to be the most appropriate basis for generating the Company's discount rate assumption, as the future cash flows of the plan are most closely aligned to the Above Median Double-A Curve. The discount rates used in determining benefit obligations of the pension plans are as follows:

	At December 31,
	Qualified Pension Plan		SERP
	2023	2022	2023	2022
Discount rate	4.97%	5.19%	4.83%	5.04%

The actuarial assumptions used in determining the net periodic benefit cost of the pension plans are as follows:

	For the year ended December 31,
	Qualified Pension Plan		SERP
	2023	2022	2023	2022
Discount rate	5.19%	2.71%	5.04%	2.33%
Expected return on plan assets	7.40%	5.70%	N/A	N/A
Average rate of increase in compensation levels	N/A	N/A	N/A	N/A

Other

The Company utilizes a "spot rate approach" in the calculation of pension interest and service cost. The spot rate approach applies separate discount rates for each projected benefit payment in the calculation of pension interest and service cost.

Qualified Pension Plan Assets

The expected return on plan assets rate was determined based upon historical returns adjusted for estimated future market fluctuations. For 2023 and 2022, the expected rate of return on plan assets was 7.4% and 5.7%, respectively. During 2023, the actual return on pension plan assets, net of direct expenses, was 11.2%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2023, 2022 and 2021
17. PENSION PLANS (CONTINUED)

Qualified Pension Plan Assets - continued

Plan assets are invested in a diversified portfolio consisting of equity and fixed income securities. The investment goals for pension plan assets are to improve and/or maintain the Plan’s funded status by generating long-term asset returns that exceed the rate of growth of the Plan’s liabilities. The Plan invests assets in a manner that seeks to (a) maximize return within reasonable and prudent levels of risk of loss of funded status; and (b) maintain sufficient liquidity to meet benefit payment obligations and other periodic cash flow requirements on a timely basis. The return generation/liability matching asset allocation ratio was 40.3%/59.7% at December 31, 2023. As the plan’s funded status changes, the Pension Administrative Committee (the management committee that is responsible for plan administration) will act through an immediate or gradual process, as appropriate, to reallocate assets.

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

Common Trust Funds – Common trust funds are comprised of shares or units in commingled funds that are not publicly traded. The values of the commingled funds are not publicly quoted and must trade through a broker. For equity and fixed-income commingled funds traded through a broker, the fund administrator values the fund using the net asset value (“NAV”) per fund share, derived from the value of the underlying assets. The underlying assets in these funds (equity securities, fixed income securities and commodity-related securities) are publicly traded on exchanges and price quotes for the assets held by these funds are readily available. Holdings of common trust funds are not subject to leveling. In accordance with ASU 2015-07, Fair Value Measurement (Topic 820), certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented are intended to permit reconciliation of the fair value hierarchy to the amounts presented for the total pension plan assets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2023, 2022 and 2021
17. PENSION PLANS (CONTINUED)

Qualified Pension Plan Assets - continued

The fair values of the Company’s qualified pension plan assets at December 31, 2023 and 2022, are as follows:

	Total Carrying Value at December 31, 2023	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Not subject to leveling
In thousands
Short-term investments:
Cash and cash equivalents	$10,029	$10,029	$—	$—	$—
Futures contracts - assets	4,841	—	4,841	—	—
Fixed income securities	267,183	—	267,183	—	—
Mutual funds	73,073	73,073	—	—	—
Common trust funds	174,026	—	—	—	174,026
Corporate stock	24,739	24,739	—	—	—
Subtotal	$553,891	$107,841	$272,024	$—	$174,026
Accrued income/expense	2,929	93	2,836	—	—
Total	$556,820	$107,934	$274,860	$—	$174,026

	Total Carrying Value at December 31, 2022	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Not subject to leveling
In thousands
Short term investments:
Cash and cash equivalents	$14,168	$14,168	$—	$—	$—
Futures contracts - assets	145	—	145	—	—
Futures contracts - liabilities	(1,283)	—	(1,283)	—	—
Fixed income securities	251,317	—	251,317	—	—
Mutual funds	73,042	73,042	—	—	—
Common trust funds	177,894	—	—	—	177,894
Corporate stock	26,450	26,450	—	—	—
Subtotal	$541,733	$113,660	$250,179	$—	$177,894
Accrued income/expense	2,909	107	2,802	—	—
Total	$544,642	$113,767	$252,981	$—	$177,894

Derivatives are primarily used to manage risk and gain asset class exposure while still maintaining liquidity. Derivative instruments mainly consist of equity futures and interest rate futures.

Other Plans

The Company also maintains a Defined Contribution Plan that has been adopted by most of its U.S. subsidiaries. Employees of the adopting employers who meet the eligibility requirements of the plan may participate. Employer matching contributions are made to the plan based on a percentage of each participant’s pre-tax contribution. For each dollar that a participant contributes, up to 5% of compensation, participating subsidiaries make employer contributions of one dollar. Employer contributions to the plan totaled $6.7 million, $6.4 million and $6.1 million in 2023, 2022 and 2021, respectively.

One of the Company's foreign subsidiaries maintains a defined benefit plan of its own for its local employees. The net pension liability associated with this plan was not material as of December 31, 2023 and 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2023, 2022 and 2021
18. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following:

	At December 31,
	2023	2022
In thousands
Supplemental employees' retirement plan ("SERP")	$3,197	$3,306
Deferred compensation	19,111	19,237
Noncurrent income taxes payable	2,187	3,288
Environmental remediation liability	5,478	5,376
Finance leases	832	2,002
Other	500	3,071
Total other long-term liabilities	$31,305	$36,280

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

19. COMMITMENTS AND CONTINGENCIES

Asset Retirement Obligations

The Company has unrecorded Asset Retirement Obligation’s (“AROs”) that are conditional upon certain events. These AROs generally include the removal and disposition of non-friable asbestos. The Company has not recorded a liability for these conditional AROs at December 31, 2023, because the Company does not currently believe there is a reasonable basis for estimating a date or range of dates for major renovation or demolition of these facilities. In reaching this conclusion, the Company considered the historical performance of each facility and has taken into account factors such as planned maintenance, asset replacements and upgrades, which, if conducted as in the past, can extend the physical lives of the facilities indefinitely. The Company also considered the possibility of changes in technology and risk of obsolescence in arriving at its conclusion.

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

Environmental Costs

The following table displays the activity and balances associated with accruals related to environmental costs included in other current liabilities and other long-term liabilities:

	2023	2022
In thousands
Balance at January 1	$5,836	$5,958
Net additions to accrual	335	382
Payments	(186)	(504)
Balance at December 31	$5,985	$5,836

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2023, 2022 and 2021
19. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Environmental Costs - continued

Moosup

In 2014, the Company sold its former manufacturing facility in Moosup, Connecticut, to TD Development, LLC ("TD"). Although TD assumed contractual and statutory responsibility for the environmental investigation and remediation work required at this site (subject to a cost-sharing arrangement with the Company), the Company may be liable for the full cost of the investigation, remediation and abatement of the site as a result of TD’s failure to perform its contractual and statutory obligations. In September 2021, TD’s principal filed for personal bankruptcy protection, and during the course of that bankruptcy proceeding, the Company has learned that neither TD nor its principal is expected to have the means to undertake the investigation, remediation and abatement of the site. The Company has filed an objection to the issuance of a discharge in the bankruptcy proceeding. In the first quarter of 2024, the Company signed a settlement agreement with TD and related parties, which provided the Company access to its former facility to update the environmental condition assessment of the property and remaining remediation efforts required, formalize the Company's oversight of the investigation and remediation activities with the Connecticut Department of Energy and Environmental Protection ("CTDEEP") and enables such investigation and remediation to be performed to commercial/industrial standard rather than the more stringent residential standard. Under this settlement agreement, the Company will undertake the investigation, remediation and abatement of the site, with a modest contribution from TD’s principal. The Company has engaged an environmental consultant to gather the appropriate data to calculate a range for the potential environmental obligation, but is currently unable to estimate the costs that are likely to be incurred in connection with these environmental investigation and remediation activities. At December 31, 2023, the Company had $3.1 million accrued for these environmental investigation and remediation activities which reflects the unused funds returned to the Company when TD ceased performing its environmental investigation and remediation efforts. There can be no assurance that this matter would not have an adverse impact on our business, financial condition, results of operation and/or cash flows.

Bloomfield

In August 2008, the Company completed its purchase of the portion of the Bloomfield campus that Kaman Aerospace Corporation had leased from Naval Air Systems Command ("NAVAIR") for many years. In connection with the purchase, the Company has assumed responsibility for environmental investigation and remediation at the facility as may be required under the Connecticut Transfer Act (the “Transfer Act”) and other environmental laws and it continues the effort to define the scope of the remediation that will be required by the CTDEEP. The transaction was recorded by taking the undiscounted estimated remediation liability of $20.8 million and discounting it at a rate of 8% to its present value. The fair value of the Navy Property asset, which at that time approximated the discounted present value of the assumed environmental liability of $10.3 million, is included in property, plant and equipment, net. This investigation and remediation process will take many years to complete. The total amount paid to date in connection with these environmental investigation and remediation activities is $15.5 million. At December 31, 2023, the Company had $2.3 million accrued for these environmental investigation and remediation activities. A portion ($0.4 million) of the accrual related to this property is included in other current liabilities, and the balance is included in other long-term liabilities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

The following represents estimated future payments for the undiscounted environmental investigation and remediation liability related to the Bloomfield campus as of December 31, 2023:

In thousands
2024	$512
2025	—
2026	132
2027	120
2028	213
Thereafter	3,428
Total	$4,405

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2023, 2022 and 2021
19. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Environmental Costs - continued

New Hartford

In connection with sale of the Company’s Music segment in 2007, the Company assumed responsibility for meeting certain requirements of the Transfer Act that applied to the Company's sale of the Ovation guitar manufacturing business, located in New Hartford, Connecticut (“Ovation”). Under the Transfer Act, those responsibilities essentially consist of assessing the formerly leased site's environmental conditions and remediating environmental impairments, if any, caused by Ovation's operations prior to the sale of the Ovation business. The site is a multi-tenant industrial park, in which Ovation leased space. The environmental investigation, active remediation and groundwater monitoring are complete. In accordance with state laws and regulations, the Company is preparing an Environmental Land Use Restriction (i.e., deed restriction) to support closure (i.e., verification) of the Company's Transfer Act responsibilities.

The Company's estimate of its portion of the cost to assess the environmental conditions and remediate this site is $2.3 million, all of which has been accrued. The total amount paid to date in connection with these environmental remediation activities is $1.8 million. At December 31, 2023, the Company had $0.5 million accrued for these environmental remediation activities. A portion ($0.1 million) of the accrual related to this property is included in other current liabilities and the balance is included in other long-term liabilities. The remaining balance of the accrual reflects the total anticipated cost of completing these environmental remediation and associated verification activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

Other Matters

Offset Agreement

The Company has entered into offset agreements as a condition to obtaining orders from a foreign customer for the Company's JPF product. Offset agreements are designed to return economic value to the foreign country by requiring the Company to engage in activities supporting local defense or commercial industries, promoting a balance of trade, developing in-country technology capabilities or addressing other local development priorities. Such agreements may be satisfied through activities that do not require a direct cash payment, including transferring technology, providing manufacturing, training and other consulting support to in-country projects and the purchase by third parties of supplies from in-country vendors. The agreements may also be satisfied through the Company's use of cash for activities, such as subcontracting with local partners, purchasing supplies from in-country vendors, providing financial support for in-country projects and making investments in local ventures. At December 31, 2023, the aggregate amount of the Company's offset agreements had an outstanding notional value of approximately $220.9 million, which is equal to sixty percent of the contract value as defined by the agreement between the customer and the Company. The amount ultimately applied against offset agreements is based on negotiations with the customer and may require cash outlays that represent only a fraction of the notional value in the offset agreement.

The Company continues to work with the customer to further define the requirements to satisfy the offset agreements. In February 2023, the Company announced that it received a Business Plan Approval Letter to establish a manufacturing and final assembly facility in collaboration with an in-country vendor, which will enhance the technological capabilities available in this country. At December 31, 2023, the Company continues to work with the Tawazun Council to identify a suitable in-country vendor to support the manufacturing and final assembly facility as the Company is no longer working with the previously announced vendor. Offset programs typically extend over several years and may provide for penalties in the event the Company fails to perform according to offset requirements. The satisfaction of the offset requirements will be determined by the customer. In the event the offset requirements of the contract are not met, the Company could be liable for potential penalties up to $18.8 million payable to the customer. Failure to satisfy the offset requirements could also negatively impact the Company's ability to attract future orders from this customer. The Company considers these potential penalties to be a reduction to the transaction price in its determination of the value of the performance obligations within these contracts. At December 31, 2023, $18.8 million in contract liabilities associated with the potential penalties of the offset requirements were included on the Company's Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2023, 2022 and 2021
19. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Matters - continued

Guarantee

During 2020, the Company and the USG entered into a Guaranty Agreement, pursuant to which the Company agreed to guarantee the full, complete and satisfactory performance of its subsidiary, Kaman Precision Products, Inc. ("KPPI") under all current and future contracts with the USG. The guaranty was provided in lieu of a periodic financial capability review by the Financial Capacity Team ("FCT") of the Defense Contract Management Agency ("DCMA"). During 2023, the only contract in place between KPPI and the USG related to the production and sale of the JPF. KPPI fulfilled the requirements under this contract in the second quarter of 2023 and the USG has indicated that they will not award the Company any future options. The guaranty was terminated in the fourth quarter of 2023, when the DCMA confirmed that the Company completed all obligations of this contract.

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

20. LEASES

The Company's operating leases consist of rent commitments under various leases for office space, warehouses, land and buildings at varying dates from January 2024 to August 2031. The terms of most of these leases are in the range of 3 to 10 years, with certain leases renewable for varying periods. It is expected that in the normal course of business leases that expire will be renewed or replaced by leases on other similar property. Some of the Company's lease obligations have rent escalations or contingent rent that are recognized on a straight-line basis over the entire lease term. Material leasehold improvements and other landlord incentives are amortized over the shorter of their economic lives or the lease term, including renewal periods, if reasonably assured. Substantially all real estate taxes, insurance and maintenance expenses associated with leased facilities are obligations of the Company. The terms for most machinery and equipment leases range from 3 to 5 years.

The Company's finance leases are included in machinery, office furniture and equipment and amortization of these assets is included in depreciation and amortization expense. The terms of these leases range from 3 to 5 years. At December 31, 2023 and 2022, $6.9 million and $9.8 million, respectively, of assets included in property, plant and equipment were accounted for as finance leases. At December 31, 2023 and 2022, the Company had accumulated depreciation of $2.7 million and $3.2 million, respectively, associated with these assets.

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

Right-of-use assets, net consisted of the following:

	Classification	December 31, 2023	December 31, 2022
In thousands
Assets
Operating lease right of use assets	Operating lease right-of-use assets, net	$7,774	$7,391
Finance lease right of use assets	Property, plant and equipment, net of accumulated depreciation	4,212	6,626
Total leased assets		$11,986	$14,017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2023, 2022 and 2021
20. LEASES (CONTINUED)

The lease liability and future rental payments are required under leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2023. Lease liabilities consisted of the following:

	Classification	December 31, 2023	December 31, 2022
In thousands
Liabilities
Current
Operating lease liability, current portion	Operating lease liabilities, current portion	$3,492	$3,332
Finance lease liability, current portion	Other current liabilities	1,213	1,756
Noncurrent
Operating lease liability, noncurrent portion	Operating lease liabilities, noncurrent portion	4,646	4,534
Finance lease liability, noncurrent portion	Other long-term liabilities	832	2,002
Total lease liabilities		$10,183	$11,624

Future rental payments consisted of the following:

December 31, 2023
In thousands
Operating leases
2024	$3,796
2025	1,996
2026	1,403
2027	853
2028	377
Thereafter	466
Total future operating lease payments	$8,891
Interest	(753)
Present value of future operating lease payments	$8,138

Finance leases
2024	$1,244
2025	839
2026	—
2027	—
2028	—
Thereafter	—
Total future finance lease payments	$2,083
Interest	(38)
Present value of future finance lease payments	$2,045

Present value of total future lease payments	$10,183

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2023, 2022 and 2021
20. LEASES (CONTINUED)

The following table illustrates the components of lease expense for the Company's leases.

	For the year ended December 31,
	2023	2022	2021
In thousands
Finance lease cost
Amortization of right-of-use assets	$1,071	$894	$758
Interest on lease liabilities	67	106	139
Operating lease cost	4,313	5,217	5,245
Short-term lease cost	234	328	242
Variable lease cost	608	461	79
Total lease expense	$6,293	$7,006	$6,463

The following table segregates cash paid for the Company's leases.

	For the year ended December 31,
	2023	2022	2021
In thousands
Operating cash flows from operating leases	$(4,875)	$(6,144)	$(6,294)
Operating cash flows from finance leases	(1,450)	(1,830)	(2,028)
Financing cash flows from finance leases	(67)	(106)	(139)
Total cash flows from leasing activities	$(6,392)	$(8,080)	$(8,461)

During the year ended December 31, 2023, $4.2 million in right-of-use assets were obtained in exchange for new operating lease liabilities and no right-of-use assets were obtained in exchange for new finance lease liabilities.

Other information related to leases is as follows:

December 31, 2023
Weighted-average remaining lease term (years)
Operating leases	3.3
Finance leases	1.7
Weighted-average discount rate
Operating leases	4.9%
Finance leases	2.4%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2023, 2022 and 2021
21. COMPUTATION OF EARNINGS PER SHARE

The computation of basic earnings per share is based on net earnings divided by the weighted average number of shares of common stock outstanding for each year. The computation of diluted earnings per share includes the common stock equivalency of dilutive options granted to employees under the Company's stock incentive plan.

	For the year ended December 31,
	2023	2022	2021
In thousands, except per share amounts
Net earnings (loss)	$7,947	$(48,573)	$43,670

Basic:
Weighted average number of shares outstanding	28,208	28,011	27,865
Basic earnings (loss) per share	$0.28	$(1.73)	$1.57
Diluted(1):
Weighted average number of shares outstanding	28,208	28,011	27,865
Weighted average shares issuable on exercise of dilutive stock options	135	—	26
Total	28,343	28,011	27,891

Diluted earnings (loss) per share	$0.28	$(1.73)	$1.57
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

Equity awards

Excluded from the diluted earnings per share calculation for the years ended December 31, 2023, 2022 and 2021, respectively, were 662,880, 714,474 and 567,741 shares associated with equity awards granted to employees that are anti-dilutive based on the average stock price.

All outstanding stock awards were excluded in the computation of diluted earnings per share in the year ended December 31, 2022 because their effect was antidilutive due to the net loss. For the year ended December 31, 2022, an additional 64,767 shares, issuable under equity awards, which would have been dilutive if exercised based on the average market price being higher than the exercise price, were excluded from the computation of diluted earnings per share as their effect was antidilutive due to the net loss.

2024 Convertible Notes

For the years ended December 31, 2023 and 2022, 3,056,879 shares issuable under Convertible Notes due 2024 were excluded from the diluted earnings per share calculation because their effect was antidilutive. For the year ended December 31, 2021, shares issuable under the Convertible Notes due 2024 were excluded from the diluted earnings per share calculation because the conversion price was more than the average market price of the Company's stock during the periods.

22. SHARE-BASED ARRANGEMENTS

General

The Company accounts for stock options, RSAs, restricted stock units ("RSUs") and PSUs as equity awards and measures the cost of all share-based payments, including stock options, at fair value on the grant date and recognizes this cost in the statement of operations. The Company also has an employee stock purchase plan which is accounted for as a liability award. The Company currently has an open stock repurchase plan, which would enable the Company to repurchase shares as needed. Since 2008, the Company has generally issued shares related to option exercises, restricted stock and PSUs from its authorized but unissued common stock. In 2023, the Company granted RSAs to non-employee consultants as payment for work performed on the KARGO UAV unmanned aerial system.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2023, 2022 and 2021
22. SHARE-BASED ARRANGEMENTS

General - continued

The Company's long-term incentive program has an emphasis on equity to align the interests between the Company's named executive officers ("NEOs") and shareholders and help build stock ownership for new executives, supporting both executive retention and the Company's long-term financial performance. The long-term incentive awards granted to the Company's NEOs consist of a combination of service-based RSAs and PSUs which are intended to be settled in shares. RSAs will vest over a three-year period on each of the first three anniversaries of the date of grant. The number of PSUs that will vest will be determined based on TSR and ROIC over a three-year performance period, each of which will remain equally weighted in determining payouts. The achievement level for both factors may range from zero to 200%. At the date of grant, the PSUs are assumed at 100% achievement level. As of December 31, 2023, the PSUs granted in 2023 and 2022 remain at a 100% achievement level and the PSUs granted in 2021 are at a 54% achievement level.

Compensation expense for stock options, RSAs, RSUs and PSUs is recognized on a straight-line basis over the vesting period of the awards. Throughout the course of the vesting period, the Company monitors the achievement level for the ROIC metric of the PSUs compared to the ROIC target and adjusts the number of shares expected to be earned, and the related compensation expense recorded thereafter, to reflect the most probable outcome. Share-based compensation expense recorded for the years ended December 31, 2023, 2022 and 2021 was $7.7 million, $7.8 million and $6.7 million, respectively. Of these amounts, $0.3 million, $0.2 million and $0.4 million was recorded to restructuring and severance costs, respectively, and the remaining amounts were recorded to selling, general and administrative expenses on the Company's Consolidated Statements of Operations.

Stock Incentive Plan

On April 17, 2013, the shareholders of the Company approved the 2013 Management Incentive Plan (the "2013 Plan"), which replaced the 2003 Stock Incentive Plan. The 2013 Plan was designed as a flexible share authorization plan, such that the Company's share authorization is based on the least costly type of award (stock options). Shares issued pursuant to “Full Value Awards” as defined in the 2013 Plan (awards other than stock options or stock appreciation rights which are settled by the issuance of shares, e.g., restricted stock, restricted stock units, performance shares, performance units if settled with stock, or other stock-based awards) count against the 2013 Plan's share authorization at a rate of 3 to 1, while shares issued upon exercise of stock options or stock appreciation rights count against the share authorization at a rate of 1 to 1. This means that every time an option is granted, the authorized pool of shares is reduced by one (1) share and every time a Full Value Award is granted, the authorized pool of shares is reduced by 3 shares. In deriving the valuation ratio used in the 2013 Plan, the Company used the Black Scholes Fair Value model as the basis for determining the approximate value of an option as compared to a "full value share." The 2013 Plan provided the Company with the ability to use equity-based awards of up to 2,250,000 authorized shares. On April 18, 2018 and April 19, 2023, the shareholders of the Company approved an amendment and restatement of the 2013 Plan, which increased the number of authorized shares by 2,250,000 and 1,715,000 shares, respectively. As of December 31, 2023, there were 1,941,888 shares available for grant under the plan.

Stock options were granted with an exercise price equal to the average market price of our stock at the date of grant. Stock options and Stock Appreciation Rights ("SARs") granted under the plan generally expire ten years from the date of grant and vest 20% each year over a 5-year period on each of the first five anniversaries of the date of grant. Stock options granted in 2023 and 2022 vest 33.3% each year over a 3-year period on each of the first three anniversaries of the date of grant. RSAs granted prior to 2021 were generally granted with restrictions that lapse at the rate of 20% per year over a 5-year period on each of the first five anniversaries of the date of grant. RSAs granted beginning in 2021 are generally granted with restrictions that lapse at the rate of 33.3% over a 3-year period on each of the first three anniversaries of the grant. Generally, these awards are subject to forfeiture if a recipient separates from service with the Company.

Stock option activity was as follows:

	Options	Weighted average- exercise price
Options outstanding at December 31, 2022	710,782	$54.12
Granted	48,987	$24.48
Exercised	—	$—
Forfeited or expired	(121,406)	$53.69
Options outstanding at December 31, 2023	638,363	$51.93

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2023, 2022 and 2021
22. SHARE-BASED ARRANGEMENTS (CONTINUED)

Stock Incentive Plan - continued

The following table presents information regarding options outstanding as of December 31, 2023:

Weighted-average remaining contractual term - options outstanding (years)	3.5
Aggregate intrinsic value - options outstanding (in thousands)	$—
Weighted-average exercise price - options outstanding	$51.93
Options exercisable	520,278
Weighted-average remaining contractual term - options exercisable (years)	2.6
Aggregate intrinsic value - options exercisable (in thousands)	$—
Weighted-average exercise price - options exercisable	$54.64
The intrinsic value represents the amount by which the market price of the stock on the measurement date exceeds the exercise price of the option. The intrinsic value of options exercised in 2023 and 2022 was not material. The intrinsic value of options exercised in 2021 was $0.3 million.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	2023	2022	2021
Expected option term (years)	6.9	6.5	4.9
Expected volatility	40.2%	35.5%	35.7%
Risk-free interest rate	4.0%	2.9%	0.5%
Expected dividend yield	3.3%	2.0%	1.6%
Per share fair value of options granted	$8.17	$10.22	$14.89
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

RSA and RSU activity was as follows:

	Restricted Stock Awards	Weighted- average grant date fair value
Restricted Stock outstanding at December 31, 2022	159,521	$45.78
Granted	185,353	$24.22
Vested	(99,539)	$45.12
Forfeited or expired	(22,385)	$35.58
Restricted Stock outstanding at December 31, 2023	222,950	$29.17
The grant date fair value for restricted stock is the closing price the day prior to the grant. The total fair value of restricted stock awards vested during 2023, 2022 and 2021 was $2.3 million, $3.4 million and $2.7 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
For the Years Ended December 31, 2023, 2022 and 2021
22. SHARE-BASED ARRANGEMENTS (CONTINUED)

Stock Incentive Plan - continued

PSU activity was as follows:

	Performance Stock	Weighted- average grant date fair value
Performance Stock outstanding at December 31, 2022	172,144	$60.44
Granted	178,385	$32.03
Vested	—	$—
Forfeited or expired	(70,682)	$48.89
Performance Stock outstanding at December 31, 2023	279,847	$45.25
The fair value of the PSUs based on TSR was estimated on the date of grant using a Monte-Carlo simulation model. The following table indicates the weighted-average assumptions used in estimating fair value:

	2023	2022	2021
Expected term (years)	2.9	2.9	2.9
Expected volatility	41.2%	39.4%	41.3%
Risk-free interest rate	4.4%	1.7%	0.2%
Expected dividend yield	3.3%	1.9%	1.4%
Per share fair value of performance stock granted	$38.83	$68.10	$84.49

The Company records a tax benefit and associated deferred tax asset for compensation expense recognized on non-qualified stock options and restricted stock for which the Company is allowed a tax deduction. For 2023, 2022 and 2021, respectively, the Company recorded a tax benefit of $0.8 million, $1.1 million and $1.4 million for these two types of compensation expense.

As of December 31, 2023, future compensation costs related to non-vested stock options, restricted stock grants and PSUs is $8.7 million. The Company anticipates that this cost will be recognized over a weighted-average period of 1.8 years.

Employees Stock Purchase Plan

The Kaman Corporation Employees Stock Purchase Plan (“ESPP”) allows employees to purchase common stock of the Company, through payroll deductions, at 85% of the market value of shares at the time of purchase. The plan provides for the grant of rights to employees to purchase a maximum of 2,000,000 shares of common stock.

During 2023, 100,697 shares were issued to employees at prices ranging from $18.61 to $26.00. During 2022, 64,143 shares were issued to employees at prices ranging from $20.37 to $43.48. During 2021, 51,225 shares were issued to employees at prices ranging from $35.67 to $58.35. At December 31, 2023, there were 287,523 shares available for purchase under the plan.

23. SUBSEQUENT EVENTS

On January 19, 2024, the Company announced that it has entered into a definitive agreement to be acquired by an affiliate of Arcline Investment Management, L.P. (“Arcline”), a growth-oriented private equity firm with deep experience investing in technology-driven, meaningful-to-the-world industrial businesses, in an all-cash transaction with a total enterprise value of approximately $1.8 billion. Upon completion of the transaction, Kaman will become a privately held company. The transaction, which has been unanimously approved by the Company's Board of Directors, is expected to close in the first half of 2024, subject to customary closing conditions, including approval by the Company's shareholders and receipt of required regulatory approvals. The transaction is not subject to a financing condition. Arcline intends to fund the transaction with a combination of committed debt and equity financing. Upon completion of the transaction, the Company will become a wholly-owned subsidiary of investment funds managed by Arcline and its common stock will no longer be listed on any public stock exchange.

The Company has evaluated subsequent events through the issuance date of these financial statements. Other than the matter noted above or those previously disclosed in the Notes to Consolidated Financial Statements, no material subsequent events were identified that require disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief
Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023.

In making its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, management utilized the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control—Integrated Framework (2013). Management concluded that based on its assessment the Company’s internal control over financial reporting was effective as of December 31, 2023. The effectiveness of internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

Management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated changes in the Company’s internal controls over financial reporting during 2023.

During the fourth quarter ended December 31, 2023, management made no changes to internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

On February 21, 2024, our Board approved a Certificate of Correction to the Amended and Restated Certificate of Incorporation of the Company (the “Certificate of Correction”), which was filed with the Secretary of State of the State of Connecticut on that date. The Certificate of Correction corrects a statutory cross-reference from Connecticut General Statutes section 33-817(9) to Connecticut General Statutes section 33-817(13). The foregoing description of the Certificate of Correction is not complete and is qualified in its entirety by reference to the full text of the Certificate of Correction, a copy of which is filed as Exhibit 3.1 to this Annual Report on Form 10-K and is incorporated herein by reference.

During the three-month fiscal period ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than the list of executive officers of the Company set forth in Item 1, Information about our Executive Officers, all information under this caption may be found in the Company’s proxy statement to be delivered to stockholders in connection with the 2024 Annual Meeting of Shareholders, (the “Proxy Statement”) in the following sections: “Proposal 1 - Election of Seven Directors for One-Year Terms,” “Information about Nominees,” “Information about the Board of Directors and Corporate Governance - Director Nominees,” “Information about the Board of Directors and Corporate Governance - Specific Experience, Qualifications, Attributes and Skills of Current Board Members and Director Nominees,” “Information about the Board of Directors and Corporate Governance - Code of Business Conduct and Other Governance Documents Available on the Company's Website,” "Information about the Board of Directors and Corporate Governance - Board Meetings and Committees," “Information about the Board of Directors and Corporate Governance - Board Meetings and Committees - Audit Committee,” and "Proxy Statement Summary - Our Board of Directors." Those portions of the Proxy Statement are incorporated by reference into this Item 10.

ITEM 11. EXECUTIVE COMPENSATION

Information about the compensation of Kaman’s named executive officers appears under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Post-Termination Payments and Benefits", and “Pay Ratio Disclosure” in the Proxy Statement. Information about the compensation of Kaman’s directors appears under “Information about the Board of Directors and Corporate Governance - 2023 Director Compensation” in the Proxy Statement. Information required pursuant to Item 407(d) and (e) of Regulation S-K appears under the captions “Information about the Board of Directors and Corporate Governance - Board Meetings and Committees - Compensation Committee Interlocks and Insider Participation” and “Compensation Discussion and Analysis - Compensation Committee Report.” Those portions of the Proxy Statement are incorporated by reference into this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership of certain beneficial owners and management appears under “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this Item 12.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2023, concerning Common Stock issuable under the Company’s equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2013 Management Incentive Plan	638,363	51.93	1,941,888
Employees Stock Purchase Plan	—	—	287,523
Equity compensation plans not approved by security holders	—	—	—
Total	638,363	$51.93	2,229,411

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding audit fees and all other fees, in addition to the Audit Committee’s pre-approval policies and procedures appears under “Proposal 3 - Ratification of Appointment of PricewaterhouseCoopers LLP—As Independent Registered Public Accounting Firm for the Company—Principal Accountant Fees and Services” and " Proposal 3 - Ratification of Appointment of PricewaterhouseCoopers LLP—As Independent Registered Public Accounting Firm for the Company—Audit Committee Preapproval Policy" in the Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this Item 14.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)(1)	FINANCIAL STATEMENTS.	Page Number in Form 10-K
	See Item 8 of this Form 10-K setting forth the Report of Independent Registered Public Accounting Firm (PCAOB ID 238) and our Consolidated Financial Statements.	59

(a)(2)	FINANCIAL STATEMENT SCHEDULE.

KAMAN CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(Dollars in Thousands)

		Additions
DESCRIPTION	Balance Beginning of Period	Charged to Costs and Expenses	Others (A)	Deductions (B)	Balance End of Period
2023
Allowance for doubtful accounts	$2,066	$1,998	$—	$1,046	$3,018
2022
Allowance for doubtful accounts	$1,547	$1,301	$67	$849	$2,066
2021
Allowance for doubtful accounts	$2,008	$575	$—	$1,036	$1,547

(A)Additions to allowance for doubtful accounts attributable to acquisitions.
(B)Recoveries and write-off of bad debts.

		Additions (Reductions)
DESCRIPTION	Balance Beginning of Period	Current Year Provision (Benefit)	Others	Balance End of Period
2023
Valuation allowance on deferred tax assets	$5,025	$656	$(1,405)	$4,276
2022
Valuation allowance on deferred tax assets	$6,022	$1,263	$(2,260)	$5,025
2021
Valuation allowance on deferred tax assets	$10,216	$910	$(5,104)	$6,022

(a)(3)	EXHIBITS.	Page Number in Form 10-K
	An index to the exhibits filed or incorporated by reference immediately precedes such exhibits.	125

ITEM 16.     FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Bloomfield, State of Connecticut, on this 22nd day of February 2024.

KAMAN CORPORATION (Registrant)

By:	/s/ Ian K. Walsh
Ian K. Walsh
Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title:	Date:

/s/ Ian K. Walsh	Chairman, President,	February 22, 2024
Ian K. Walsh	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Carroll K. Lane	Senior Vice President and	February 22, 2024
Carroll K. Lane	Interim Chief Financial Officer
(Principal Financial Officer)

/s/ Matthew K. Petterson	Vice President, Chief Accounting Officer	February 22, 2024
Matthew K. Petterson	and Controller
(Principal Accounting Officer)

/s/ Ian K. Walsh		February 22, 2024
Ian K. Walsh
Attorney-in-Fact for:

Aisha M. Barry	Director
A. William Higgins	Director
Scott E. Kuechle	Director
Michelle J. Lohmeier	Director
Jennifer M. Pollino	Director
Niharika Taskar Ramdev	Director

KAMAN CORPORATION
INDEX TO EXHIBITS

Exhibit 2.1
Agreement and Plan of Merger, dated as of January 18, 2024, by and among Kaman Corporation, Ovation Parent, Inc. and Ovation Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated January 19, 2024, File No. 001-35419).[1]
Previously Filed

Exhibit 2.2
Share Purchase Agreement, dated as of June 25, 2019, by and between Kaman Corporation and LJ KAI Blocker, Inc., LJ KFP Blocker, Inc. and LJ KIT Blocker, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 26, 2019, File No. 001-35419).
Previously Filed

Exhibit 2.3
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

Exhibit 2.4
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
Previously Filed

Exhibit 2.5
Asset Purchase Agreement, dated May 21, 2022, by and among Parker-Hannifin Corporation, an Ohio corporation, Kaman Newco, LLC, a Delaware limited liability company, and, solely for purposes of Section 10.18 of such Agreement, Kaman Aerospace Group, Inc., a Connecticut corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 23, 2022, File No. 001-35419).[2]
Previously Filed

Exhibit 3.1
Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 4, 2005, File No. 333-66179), as amended by the Certificate of Amendment thereto (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated April, 22 2019); as corrected by the Certificate of Correction thereto (filed herewith).
Previously Filed and Filed Herewith

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
Previously Filed

Exhibit 10.1
Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Annex A to the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 1, 2013, File No. 001-35419).*
Previously Filed

Exhibit 10.2
Kaman Corporation Amended and Restated 2013 Management Incentive Plan. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 23, 2018, File No. 001-35419).*
Previously Filed

Exhibit 10.3
Kaman Corporation Second Amended and Restated 2013 Management Incentive Plan. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 21, 2023, File No. 001-35419).*
Previously Filed

Exhibit 10.4
Form of Nonqualified Stock Option Agreement under the Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 24, 2014, File No. 001-35419).*
Previously Filed

Exhibit 10.5
Form of Nonqualified Stock Option Agreement under the Amended and Restated Kaman Corporation 2013 Management Incentive Plan, for awards granted on or after June 8, 2022 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the fiscal quarter ended July 1, 2022, File No. 001-35419).*
Previously Filed

Exhibit 10.6
Form of Nonqualified Stock Option Agreement under the Kaman Corporation Second Amended and Restated 2013 Management Incentive Plan, for awards granted on or after June 7, 2023 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 12, 2023, File No. 001-35419).*
Previously Filed

Exhibit 10.7
Form of Restricted Share Agreement under the Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 24, 2014, File No. 001-35419).*
Previously Filed

Exhibit 10.8
Form of Restricted Share Agreement under the Amended and Restated Kaman Corporation 2013 Management Incentive Plan, for awards granted on or after February 22, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 26, 2021, File No 001-35419).*
Previously Filed

Exhibit 10.9
Form of Restricted Share Agreement under the Amended and Restated Kaman Corporation 2013 Management Incentive Plan, for awards granted on or after February 22, 2022 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, File No. 001-35419).
Previously Filed

Exhibit 10.10
Form of Restricted Share Agreement under the Amended and Restated Kaman Corporation 2013 Management Incentive Plan, for awards granted on or after February 21, 2023 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, File No. 001-35419).*
Previously Filed

Exhibit 10.11
Form of Restricted Share Agreement under the Kaman Corporation Second Amended and Restated 2013 Management Incentive Plan, for awards granted on or after June 7, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 12, 2023, File No. 001-35419).*
Previously Filed

Exhibit 10.12
Form of Performance Stock Unit Award Agreement under the Amended and Restated Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 26, 2021, File No 001-35419).*
Previously Filed

Exhibit 10.13
Form of Performance Stock Unit Award Agreement under the Amended and Restated Kaman Corporation 2013 Management Incentive Plan, for awards granted on or after February 22, 2022 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, File No. 001-35419).*
Previously Filed

Exhibit 10.14
Form of Performance Stock Unit Award Agreement under the Amended and Restated Kaman Corporation 2013 Management Incentive Plan, for awards granted on or after February 21, 2023 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, File No. 001-35419).*
Previously Filed

Exhibit 10.15
Form of Restricted Stock Unit Agreement under the Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 6, 2014, File No 001-35419).*
Previously Filed

Exhibit 10.16
Form of Award Agreement for Non-Employee Directors under the Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, File No. 001-35419).*
Previously Filed

Exhibit 10.17
Form of Non-Employee Director Equity Award Agreement under the Kaman Corporation Second Amended and Restated 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 21, 2023, File No. 001-35419).*
Previously Filed

Exhibit 10.18
Kaman Corporation Employees Stock Purchase Plan (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010, File No. 000-01093), as amended by the First Amendment thereto filed with the SEC on February 27, 2012 (incorporated by reference to Exhibit 10b to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, File No. 001-35419), the Second Amendment thereto filed with the SEC on February 25, 2013 (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, File No. 001-35419) and the Third Amendment thereto filed with the SEC on February 27, 2014 by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, File No. 001-35419).*
Previously Filed

Exhibit 10.19
Kaman Corporation Amended and Restated Employee Stock Purchase Plan. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 23, 2018, File No. 001-35419), as amended by the First Amendment thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 15, 2018, File No. 001-35419) and the Second Amendment thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 16, 2021, File No. 001-35419).*
Previously Filed

Exhibit 10.20
Kaman Corporation Supplemental Employees' Retirement Plan (incorporated by reference to Exhibit 10c to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 333-66179), as amended by an amendment thereto filed with the SEC on March 5, 2004 (incorporated by reference to Exhibit 10c to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 333-66179), and an amendment thereto filed with the SEC on February 26, 2007 (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K, dated February 26, 2007, File No. 000-01093).*
Previously Filed

Exhibit 10.21
Post-2004 Supplemental Employees' Retirement Plan (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K, dated February 26, 2007, File No. 000-01093), as amended by the First Amendment thereto filed with the SEC on February 28, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated February 28, 2008, File No. 000-01093) and the Second Amendment thereto filed with the SEC on February 25, 2010 (incorporated by reference to Exhibit 10(c)(iii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, File No. 000-01093).*
Previously Filed

Exhibit 10.22
Kaman Corporation Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10d to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 333-66179), as amended by an amendment thereto filed with the SEC on March 5, 2004 (incorporated by reference to Exhibit 10d to the Company's Annual report on Form 10-K for the fiscal year ended December 31, 2003 File No. 333-66179), and an amendment thereto filed with the SEC on August 3, 2004 (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, File No. 333-66179).*
Previously Filed

Exhibit 10.23
Kaman Corporation Post-2004 Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated February 28, 2008, File No. 000-01093), as amended by the First Amendment thereto filed with the SEC on February 27, 2012 (incorporated by reference to Exhibit 10d(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, File No. 001-35419), the Second Amendment thereto (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, File No. 001-35419), the Third Amendment thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 21, 2014, File No. 001-35419) and the Fourth Amendment thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 13, 2016, File No. 001-35419) and the Fifth Amendment thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated November 16, 2021, File No. 001-35419).*
Previously Filed

Exhibit 10.24
Amended and Restated Executive Employment Agreement between Kaman Corporation and Neal J. Keating, originally dated as of August 7, 2007 and amended and restated as of November 11, 2008 (incorporated by reference to Exhibit 10g(xviii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-01093), as amended by Amendment No. 1 thereto dated January 1, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated February 23, 2010, File No. 000-01093), Amendment No. 2 thereto dated September 17, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated September 20, 2010, File No. 000-01093), and Amendment No. 3 thereto dated November 18, 2014 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated November 21, 2014, File No. 000-01093), and Amendment No. 4 thereto dated April 14, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 16, 2021, File No. 001-35419).**
Previously Filed

Exhibit 10.25
Executive Employment Agreement, dated as of August 20, 2020, by and between Ian K. Walsh and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated August 21, 2020, File No. 000-35419), as amended by Amendment No. 1 thereto dated as of August 9, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 14, 2023, File No. 001-35419).*.*
Previously Filed

Exhibit 10.26
Executive Employment Agreement between Kaman Corporation and Robert D. Starr, dated as of November 18, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 21, 2014, File No. 001-35419) as amended by Amendment No. 1 thereto dated July 8, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 8, 2021, File No. 001-35419).*
Previously Filed

Exhibit 10.27
Form of Change in Control Agreement by and between the Company and certain of its executive officers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 8, 2022, File No. 001-35419).*
Previously Filed

Exhibit 10.27 (a)	Schedule identifying agreements substantially identical to the form of Change in Control Agreement filed as Exhibit 10.27 hereto.*	Filed Herewith

Exhibit 10.28
Separation and General Release of Claims Agreement between the Company and Darlene R. Smith, dated as of July 7, 2022 (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the fiscal quarter ended July 1, 2022, File No. 001-35419).*
Previously Filed

Exhibit 10.29
Separation and Release Agreement, dated January 17, 2023, by and between the Company and Russell J. Bartlett (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 18, 2023, File No. 001-35419).*
Previously Filed

Exhibit 10.30
Separation and Release Agreement, dated January 17, 2023, by and between the Company and Shawn G. Lisle (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated January 18, 2023, File No. 001-35419).*
Previously Filed

Exhibit 10.31
Separation and Release Agreement, dated January 17, 2023, by and between the Company and Rafael Z. Cohen (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated January 18, 2023, File No. 001-35419).*
Previously Filed

Exhibit 10.32	Cash Retention Bonus Agreement between the Company and Megan A. Morgan, dated as of December 5, 2023.*	Filed Herewith

Exhibit 10.33	Restricted Share Agreement between the Company and Megan A. Morgan, dated as of December 5, 2023.*	Filed Herewith

Exhibit 10.34	Cash Retention Bonus Agreement between the Company and Richard S. Smith, Jr., dated as of December 5, 2023.*	Filed Herewith

Exhibit 10.35	Restricted Share Agreement between the Company and Richard S. Smith, Jr., dated as of December 5, 2023.*	Filed Herewith

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
Previously Filed

Exhibit 10.42
Amendment and Restatement Agreement, dated as of June 21, 2023, by and among Kaman Corporation, RWG Germany GmbH, Kaman Lux Holding, S.à r.l and the other subsidiary borrowers from time to time party thereto, the Lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 23, 2023, File No. 001-35419).
Previously Filed

Exhibit 10.43
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
Previously Filed

Exhibit 21	List of Subsidiaries	Filed Herewith

Exhibit 23	Consent of PricewaterhouseCoopers LLP, the Company’s current independent registered public accounting firm.	Filed Herewith

Exhibit 24	Power of attorney under which this report was signed on behalf of certain directors.	Filed Herewith

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934.	Filed Herewith

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934.	Filed Herewith

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

Exhibit 97.1	Kaman Corporation Compensation Recoupment Policy.*	Filed Herewith

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed Herewith

101.SCH	Inline XBRL Taxonomy Extension Schema	Filed Herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed Herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed Herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed Herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed Herewith

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101	Filed Herewith
* Management contract or compensatory plan
1Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to the Merger Agreement (identified therein) have been omitted from this Report and will be furnished supplementally to the SEC upon request.
2Schedules and exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K. Copies of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request.