Form 10-K/A
period 2023-12-31
KAMAN Corp
filed 2024-04-18
CIK 54381

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

Documents Incorporated Herein By Reference
None.

EXPLANATORY NOTE

Kaman Corporation (“Kaman,” the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2024 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. We previously omitted this information from our Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Original Filing by reference to our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to provide the information required in Part III of Form 10-K because we will not file a definitive proxy statement containing that information within 120 days after the end of the fiscal year covered by our Original Filing.
This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of our Original Filing. The cover page of our Original Filing is also amended to delete the reference to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Filing. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of the Original Filing is hereby amended solely to include, as Exhibits 31.3 and 31.4, new certifications by the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.
Except as described above, this Amendment does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any subsequent events. Accordingly, this Amendment should be read in conjunction with our Original Filing and with our filings with the SEC subsequent to the Original Filing.

Kaman Corporation

Item 10. Directors, Executive Officers and Corporation Governance.
Executive Officers
Information regarding our executive officers is set forth under "Item 1. Information about our Executive Officers" of the Original Filing.
The Board of Directors
The Board is elected by our shareholders to oversee their interests as owners of the Company. The Board is the ultimate decision-making authority for the Company, except for those matters that are reserved for, or shared with, our shareholders. The Board appoints and oversees the Company’s senior management, which is responsible for conducting the Company’s day-to-day business operations.
Set forth below is information about each of the Company's seven directors, including the name, age, and professional experience during the last five years of each individual and the qualifications, attributes and skills the Board believes qualify each individual for service on the Board. All directors were elected at the Company's 2023 Annual Meeting of Shareholders to serve for a term of one year ending at the next annual meeting, and until their successors are elected and qualified, or until their earlier death, resignation, disqualification or removal. None of the organizations listed as business affiliates of the directors is an affiliate of the Company.

Aisha M. Barry Member, Audit Committee Member, Comp. Committee Director since 2020
Ms. Barry, 51, has been an independent director since 2020. She is a former President, Advanced Sterilization Products, of Fortive Corporation, a provider of essential technologies for connected workflow solutions across a range of end markets, serving from March 2021 to May 2023. Prior to joining Fortive, she served as Vice President and General Manager, Patient Monitoring Category Leader, of Koninklijke Philips N.V., a global health technology company, from February 2020 to March 2021, where she was responsible for operations of the Acute Care Monitoring and Information Systems segments. Prior to that, she served as the Vice President and General Manager of the Patient Management business within the Cardiac Rhythm and Heart Failure category of Medtronic Public Limited Company, a global medical device company. Joining Medtronic in 2016, she led the transformation of remote monitoring for patients with implanted cardiac devices towards an integrated digital health care platform, including the launch of MvCareLink Heart™ patient app and the SmartSync Device Manager™. Prior to joining Medtronic, she worked at Procter and Gamble for 13 years where she held key product development and marketing positions. She later joined Deere and Company where she held positions of increasing responsibility in operations. The Board believes that Ms. Barry's extensive knowledge and experience in the health, technology and medical device industries, business acumen and leadership and executive skills provide an operational perspective that is valuable to the Board and the Company. In addition, her extensive knowledge and experience in the health, technology and medical device industries provides the Board with important insight into one of the Company’s strategic growth areas.

Other Public Company Directorships:
None

A. William Higgins Member, Comp. Committee Member, Finance Committee Member, Governance Committee Director since 2009
Mr. Higgins, 65, has been an independent director since 2009. He is a former President and Chief Executive Officer of Albany International Corp., a global advanced textiles and materials processing company, serving from January 2020 until his retirement in August 2023. He has served on its board of directors since 2016, and served as chairman of its board of directors from February 2019 until January 2020. He previously served as the Chairman, CEO and President of CIRCOR International, Inc., a global diversified manufacturing company, from March 2008 until his retirement in December 2012. Prior to joining CIRCOR in 2005, he spent thirteen years in a variety of senior management positions with Honeywell International and Allied Signal. He previously served as a director of Bristow Group Inc, a leading provider of industrial aviation services, from 2016 to October 2019. Mr. Higgins’ professional background and experience provides additional perspective on talent development, international operations and global strategic development, lean manufacturing and continuous improvement processes, the aerospace and defense industries, and acquisitions and divestitures. As a sitting CEO until August 2023, he also provides the Board with important insights and perspectives as an executive recently leading another company.

Other Public Company Directorships:
Albany International Corp. (2016 - present)
Bristow Group Inc. (2016 - 2019)
CIRCOR International, Inc. (2008 - 2012)

Scott E. Kuechle Chair, Audit Committee Member, Finance Committee Member, Governance Committee Director since 2013
Mr. Kuechle, 64, has been an independent director since 2013. He is a former Chief Financial Officer of Goodrich Corporation, a worldwide supplier of aerospace components, systems and services to the commercial and general aviation airplane market that was acquired by United Technologies Corporation in 2012. Mr. Kuechle served as CFO of Goodrich from August 2005 until his retirement in July 2012. He had previously served as Vice President and Controller from 2004 to 2005 and Vice President and Treasurer from 1998 to 2004 and in various other financial leadership roles during his 29-year tenure with Goodrich. He also previously served as a director of Esterline Corporation, a specialty manufacturer serving the global aerospace and defense markets, and Wesco Aircraft Holdings, Inc., a provider of comprehensive supply chain management services to the global aerospace industry. Mr. Kuechle's extensive background and experience within the aerospace and defense industry, coupled with his financial expertise and past experience as a Chief Financial Officer, provide the Board with a powerful skill-set upon which to draw as the Company continues to execute on its strategic plan. This type of expertise and experience was particularly important to the Board as a means of providing additional depth of capability to the Audit Committee, to which he was appointed upon his election to the Board. Mr. Kuechle’s background also provides the Board with additional perspective on international operations, financial management, acquisitions, and other finance-related matters.

Other Public Company Directorships:
Wesco Aircraft Holdings, Inc. (2012 - 2020)
Esterline Corporation (2012 - 2019)

Michelle J. Lohmeier Chair, Finance Committee Member, Audit Committee Member, Governance Committee Director since 2020
Ms. Lohmeier, 61, has been an independent director since 2020. She is a former senior advisor to the Chief Executive Officer of Spirit AeroSystems, having served in that position from April 2019 to April 2021. Prior to that, she had been Senior Vice President and General Manager of Airbus Programs at Spirit AeroSystems since June 2015. Before joining Spirit AeroSystems, she held many senior positions during her years at Raytheon Company, her last position being Vice President of the Land Warfare Systems product line at Raytheon Missile Systems. In that position, she had responsibility for the development and production of all Army and U.S. Marine Corps missile programs. Previously, she was the program director at Raytheon for the design, development and production implementation of the Standard Missile-6 weapon system for the U.S. Navy. She also served as the production chief engineer for the AMRAAM Program. In addition, she directed Software Engineering at Raytheon, where she was responsible for software development, software quality and configuration management for all Missile Systems programs. She began her career with Hughes Aircraft Company as a system test engineer. She also serves as a director of Mistras Group, a global provider of technology-enabled asset protection solutions, Smith & Wesson Brands, Inc., one of the world's leading manufacturers and designers of firearms, and Nammo, Inc., the U.S. holding company subsidiary housing the North American business activities of Nammo AS, an international aerospace and defense company headquartered in Norway. Ms. Lohmeier’s extensive knowledge and experience in the aerospace industry, her business acumen and her leadership and executive skills provide an operational perspective that is valuable to the Board and the Company.

Other Public Company Directorships:
Mistras Group, Inc. (2019 - present)
Smith & Wesson Brands, Inc. (2023 - present)

Jennifer M. Pollino Lead Independent Director Chair, Comp. Committee Chair, Governance Committee Director since 2015
Ms. Pollino, 59, has been an independent director since 2015. She currently serves as an executive coach and consultant with JMPollino LLC, a leadership development, talent management and succession planning firm she founded upon her retirement from Goodrich Corporation in July 2012. She previously served as Executive Vice President, Human Resources and Communications, at Goodrich from February 2005 until July 2012, when Goodrich was acquired by United Technologies Corporation. Prior to that, she served as President and General Manager of the Aircraft Wheels & Brakes Division of Goodrich from September 2002 to February 2005, as President and General Manager of the Turbomachinery Products Division of Goodrich from December 2001 to August 2002, and in various other positions of increasing responsibility during her 20-year tenure with Goodrich. She also serves as a director of Crane Co., a diversified manufacturer of highly engineered industrial products, Hubbell Incorporated, an international manufacturer of electrical and electronic products, and she previously served as a director of Wesco Aircraft Holdings, Inc., a provider of comprehensive supply chain management services to the global aerospace industry. The Board believes these positions demonstrate an extensive history of senior executive and oversight roles which provide operational insight, particularly with regard to human resources, government contracting and distribution. The Board also values her prior experience in finance and accounting gained as Vice President-Finance and Controller of two other Goodrich divisions, the Controller of a savings and loan association, a field accounting officer with the Resolution Trust Corporation, and a Certified Public Accountant.

Other Public Company Directorships:
Crane Co. (2013 - present)
Hubbell Incorporated (2020 - present)
Wesco Aircraft Holdings, Inc. (2014 - 2020)

Niharika T. Ramdev Member, Audit Committee Member, Finance Committee Director since 2022
Ms. Ramdev, 54, has been an independent director since 2022. She is a seasoned finance executive with global experience, having worked in the United States, India, China and Singapore. She spent over two decades of her career with General Motors, most recently serving as Chief Financial Officer of its Global Cadillac Division from 2018 to 2019. Before that, she served as Chief Financial Officer of General Motors International from 2015 to 2018, Vice President, Finance and Treasurer from 2014 to 2015 and Chief Financial Officer for Global Purchasing and Supply Chain from 2011 to 2014. Ms. Ramdev also serves as a director of Silgan Holdings Inc., a global supplier of sustainable rigid packaging solutions for consumer goods products, and she previously served as a director of Renewable Energy Group, Inc., an international producer of sustainable fuels, XL Fleet Corp., a provider of vehicle electrification solutions for commercial and municipal fleets in North America, and Triton International Limited, a lessor of intermodal freight containers. Ms. Ramdev provides the Board with extensive financial and accounting experience gained over a career spanning more than two decades. This experience was important to the Board in connection with her initial election as a means to provide additional depth of capability to the Board's Audit Committee. Her senior-level operational background also provides the Board with additional perspectives relating to manufacturing, international business, and risk management and oversight.

Other Public Company Directorships:
Silgan Holdings (2022 - present)
Triton International Limited (2021 - 2023)
Renewable Energy Group, Inc. (2021 - 2022)
XL Fleet Corp. (2021 - 2022)

Ian K. Walsh Chairman, President and CEO Director since 2020
Mr. Walsh, 57, has been President, Chief Executive Officer and a director of the Company since September 8, 2020, and Chairman of the Board since April 2021. He previously served as the Chief Operating Officer REV Group, Inc., a leading designer, manufacturer, and distributor of specialty vehicles and related aftermarket parts and services, from 2018 to 2020. Prior to joining REV Group, he worked at Textron, Inc., where he most recently served as President and Chief Executive Officer of TRU Simulation and Training. Mr. Walsh's career with Textron began in 1999 at Bell Helicopter and progressed through leadership roles of increasing responsibility, including Senior Vice President and General Manager of Lycoming Engines and Senior Vice President and General Manager of Textron's Weapon & Sensor Systems business. Mr. Walsh is a certified Six Sigma Black Belt and achieved the prestigious International Shingo Silver Medallion for Operational Excellence for his work at Lycoming Engines. Prior to joining Textron, he served as an officer and naval aviator in the U.S. Marine Corps. He holds a Master of Public Administration from Harvard University's John F. Kennedy School of Government and a Master of Business Administration from Harvard Business School. He provides the Board with extensive knowledge and experience of the aerospace and defense industries. As the sitting President and CEO of the Company, he also provides the Board with day-to-day knowledge of the Company's businesses and markets, strategic plan execution, and future needs.

Other Public Company Directorships:
None

Specific Skills of Directors. We believe our directors bring a well-rounded variety of experiences, qualifications, attributes and skills, and represent a mix of deep knowledge of the Company and fresh perspectives. The director skills matrix that follows represents some of the key skills that our Board has identified as particularly valuable to the effective oversight of our Company and the execution of our corporate strategy. This skills matrix highlights the depth and breadth of the skills of our directors but is not intended to be an exhaustive list of each of our directors’ skills or contributions to the Board. Further information on each director, including their specific experience, qualifications, attributes and skills, is set forth in the biographies above.

DIRECTOR SKILLS MATRIX
	Barry	Higgins	Kuechle	Lohmeier	Pollino	Ramdev	Walsh
Senior Leadership Experience	✓	✓	✓	✓	✓	✓	✓
Accounting			✓		✓	✓
Finance	✓	✓	✓	✓	✓	✓	✓
Aerospace Industry		✓	✓	✓	✓		✓
Defense Industry		✓	✓	✓	✓		✓
Engineering	✓	✓		✓			✓
Healthcare/Medical Industry	✓
International Business	✓	✓	✓	✓	✓	✓	✓
Manufacturing / Operations	✓	✓		✓	✓	✓	✓
Sales and Marketing	✓	✓		✓	✓		✓
Government Service		✓					✓
Government Contracting		✓		✓	✓		✓
Legal and Compliance	✓	✓	✓		✓		✓
Human Resources	✓	✓			✓	✓	✓
Mergers and Acquisitions	✓	✓	✓	✓	✓	✓	✓
Information Technology	✓		✓		✓
Risk Management / Oversight	✓	✓	✓		✓	✓	✓
Corporate Governance	✓	✓	✓		✓	✓	✓
Cyber Security / Data Privacy	✓						✓
Other Board Experience		✓	✓	✓	✓	✓	✓
Board Committees
The Board maintains the following standing committees: Corporate Governance, Audit, Compensation, and Finance. Each committee has a charter that has been approved by the Board. The complete text of each committee charter is available on the Company’s website located at www.kaman.com by clicking on the "Investors" link, then the "Investor Resources" tab, followed by the "Governance" link. Each committee and the Board periodically, but not less than annually, review and revise the committee charters, as appropriate.
Audit Committee
Our Audit Committee currently consists of Aisha M. Barry, Scott E. Kuechle, Michelle J. Lohmeier and Niharika T. Ramdev. Our Board has determined that each of them satisfies the independence requirements of Rule 10A-3 of the Exchange Act and the corporate governance standards of the New York Stock Exchange (the “NYSE”), and meets the requirements for financial literacy under the applicable rules and regulations of the SEC and the NYSE. Aisha M. Barry, Scott E. Kuechle and Niharika T. Ramdev each has been determined to be an "audit committee financial expert," within the meaning of Item 407(d)(5) of Regulation S-K.
Code of Business Conduct and Other Governance Documents Available on the Company’s Website
The Company has for many years maintained a Code of Business Conduct applicable to all of its employees, consultants and the Board of Directors. This Code of Business Conduct is also specifically applicable to the Company’s principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions. The current Code of Business Conduct, which was amended and restated in its entirety effective as of January 1, 2022, may be accessed on the Company’s website at www.kaman.com by clicking on the "Investors" tab, then the "Investor Resources" tab, followed by the "Governance" link, and then scrolling down to the appropriate link in the "Documents and Downloads" section. We intend to disclose any future amendments to, or waivers from, provisions of the Code of Business Conduct required to be disclosed under the rules of the SEC or listing standards of the NYSE at the same location on our website.
In addition to the Code of Business Conduct and the committee charters and Governance Principles already referenced, other governance documents including the Company's Amended and Restated Certificate of Incorporation and Bylaws can be accessed on the Company’s website at www.kaman.com by clicking on the "Investors" tab, then the "Investor Resources" tab, followed by the "Governance" link,and then scrolling down to the appropriate link in the "Documents and Downloads" section.

Item 11. Executive Compensation.
Compensation Discussion and Analysis
This section explains our executive compensation program as it applies to our executive officers whose compensation is summarized in the Summary Compensation Table for 2023 and the other tables that are presented immediately following this discussion. We sometimes refer to these executive officers as our "Named Executive Officers" or our "NEOs." This section also discusses the role, responsibilities and philosophy of the Compensation Committee of our Board of Directors, which oversees the design and operation of the program.
For 2023, our Named Executive Officers consisted of our Chief Executive Officer, our Chief Financial Officers (one who served in that position from January 1 until August 28 and another who served as Interim Chief Financial Officer from August 28 through December 31), the three most highly compensated executive officers other than our Chief Executive Officer and our Chief Financial Officers who were serving as executive officers at the end of the year, and one other executive officer who ceased to serve as an executive officer prior to year-end, as follows:

2023 NAMED EXECUTIVE OFFICERS
Ian K. Walsh	Chairman, President and Chief Executive Officer
Carroll K. Lane	Interim Chief Financial Officer and Senior Vice President, Segment Lead - Engineered and Precision Products(1)
Richard S. Smith, Jr.	Senior Vice President, General Counsel and Secretary(2)
Megan A. Morgan	Vice President. Chief Human Resources Officer
Kristen M. Samson	Vice President, Chief Marketing Officer
James G. Coogan	Former Senior Vice President, Chief Financial Officer, and Treasurer(3)
Shawn G. Lisle	Former Senior Vice President and General Counsel(4)
(1) Appointed the additional role of Interim Chief Financial Officer effective as of August 28, 2023.
(2) Appointed as Senior Vice President, General Counsel and Secretary effective as of January 27, 2023.
(3) Ceased serving as Chief Financial Officer on August 28, 2023, but continued to serve as Senior Vice President through September 28, 2023.
(4) Ceased serving in such positions as of January 27, 2023.
Each of the foregoing persons were serving as executive officers of the Company on December 31, 2023, except for Messrs. Coogan and Lisle, who left the employ of the Company during 2023. More information relating to the termination of employment of Messrs. Coogan and Lisle is covered in "2023 NEO Terminations of Employment" below.
As used in this section, all references to the "Committee" mean the Compensation Committee of the Board of Directors, which oversees the design and operation of our executive compensation program. For more information about the Committee and its role and responsibilities, please see the discussion under the heading "2023 Compensation for our NEOs—Process for Establishing Compensation" below.
Executive Summary: 2023 – Repositioning Kaman for Long-Term Growth
Kaman’s Compensation Committee is committed to working with the Board of Directors and management to design compensation plans that attract, retain and motivate the Company’s executives and support business objectives that create shareholder value. The Company’s executive compensation program for 2023 remained largely the same as the compensation program in place for 2021 and 2022, which received the support of approximately 97.8% and 96.4% of the votes cast (excluding broker non-votes and abstentions) in the "say-on-pay" votes conducted at our annual shareholders’ meetings held in 2022 and 2023, respectively.
We entered 2023 focused on the next phase of our journey to reposition the Company for long-term growth following a challenging 2022. Notable accomplishments during the year included the following:

•We continued to rationalize the Company’s business portfolio by discontinuing the manufacture and distribution of K-MAX® and the TITAN UAV unmanned aerial system, consolidating our Precision Products facilities and integrating the Aircraft Wheel and Brake acquisition into our Engineered Products Segment.

•We right sized the Company’s cost structure to better align with our size by reducing costs across the Company, eliminating non-value activities and removing waste in our operational processes.
•We executed on a strong backlog, expanded margins and continued to deliver solid results in the Engineered Products Segment.
•We pivoted the Precision Products Segment to new technologies and markets which resulted in our selection to build a military version of the KARGO UAV system, a logistics UAS prototype, for the United States Marine Corps. Once the prototype is constructed, KARGO UAV system will complete a Field User Capability Assessment. We also announced a master commercial agreement with PHI Aviation regarding the KARGO UAV system.
•We paid down debt to deleverage our balance sheet and refinanced our credit agreement to provide the Company greater financial flexibility.
During the course of these activities, our executive compensation program continued to tie annual and long-term incentives to demanding goals and align payouts with the achievement of those goals. Our target objectives for annual cash incentives for 2023 required significant improvements in adjusted consolidated EBITDA and adjusted free cash flow over the target goals set for 2022 (requiring an increase of 16% for both metrics), as well as the actual results achieved in 2022 (requiring a 40% improvement in adjusted consolidated EBITDA and nearly a three-fold increase in adjusted free cash flow). The targets for both measures reflected the Company’s outlook for 2023 provided at the start of the year.
Our results for 2023 approximated our adjusted consolidated EBITDA target and exceeded our adjusted consolidated free cash flow target for the year, resulting in payouts under the Company’s annual cash incentive plan approximating 119.3% of target opportunities for NEOs with enterprise-wide responsibilities (our CEO, Interim CFO, General Counsel, CHRO and CMO), which represented a marked improvement from the payouts for 2022 (which were 32.2% of target). This improvement in annual cash incentive payouts corresponded with the nearly 7.5% increase in the Company’s stock price for the year, illustrating the pay and performance alignment of our compensation program.
The payouts for LTIP Awards for the 2021-2023 performance period were directionally aligned with shareholder returns for the period. Our payouts for this performance cycle represented the first under the revised executive pay program that the Company adopted in early 2021. The Company’s average Return on Invested Capital for the period was 6.2%, which was slightly above our target of 6.0%, leading to an earned payout of 108.8% of target shares for this element. Our total shareholder return for the 2021-2023 performance period was -55.5%, which was below the 25th percentile results of the Russell 2000, and therefore did not contribute to a payout for this portion of the LTIP award. As a result, executives earned shares that were well below their target levels (54.4%), reflecting shareholder returns that were well below the median of the Russell 2000. These awards amounted to 19% of their target value when one takes into consideration the change in the Company’s stock price between the grant date of the performance share units and its value at the end of the three-year performance period.
We believe these payouts are reasonable and demonstrate our continued commitment to structuring a compensation program that produces outcomes aligned with the results experienced by our investors and other stakeholders.
2023 Shareholder Votes Regarding Executive Compensation
The voting results for our say-on-pay proposal in 2023 continued to reaffirm shareholders’ support for the changes the Company made to its executive compensation program in early 2021. Our 2023 say-on-pay proposal received the favorable vote of more than 96% of the votes cast (excluding broker non-votes and abstentions), comparable to the results received in 2022. The Committee interpreted this to mean that our shareholders strongly support the actions taken, the alignment of our pay program with shareholders’ interests and the results those changes have produced. In light of that support, the Committee made only minor changes to our regular executive compensation program for 2024 following continued benchmarking of our program against our peer group. Aligned with the market practice of offering a balanced mix of time-based awards and performance-based awards, the NEOs' long term incentive awards for 2024 were more evenly split, with performance-based awards and time-based awards each accounting for 50% of those awards.
At our 2023 Annual Meeting, shareholders were also afforded the opportunity to cast an advisory vote in favor of submitting future say-on-pay proposals to shareholders every year, every two years or every three years. Approximately 93.8% of the votes cast (excluding broker non-votes and abstentions) expressed a preference for maintaining our current practice of submitting future say-on-pay proposals to shareholders every year. We considered the results of the voting, and we determined to continue, at least for the time being, the practice of holding an annual advisory vote on the compensation paid to our Named Executive Officers.

In addition, shareholders approved the second amendment and restatement of the 2013 Management Incentive Plan (the “2013 Plan”) at our 2023 Annual Meeting, increasing the number of shares available for awards under the 2013 Plan by an additional 1,715,000 shares and implementing certain additional changes and clarifications. For more information regarding the share reserve under the 2013 Plan, see "Item 12.—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance under Equity Compensation Plans".
Our Compensation Philosophy and Objectives
Our executive compensation program endeavors to provide an attractive, flexible and market-based total compensation program tied to the financial performance of the Company, the achievement of objective business goals and the resulting performance of our stock. This approach helps us recruit and retain talented executives, appropriately motivates our executives to achieve desired business goals without taking excessive risks and aligns their interests with those of our shareholders.
This philosophy is supported by the following objectives:
•Increase shareholder value by motivating talented individuals to achieve the Company’s annual and longer-term financial and strategic operational goals with compensation related to objective benchmarks and Company performance. We accomplish this by using an appropriate mix of pay elements, including salary, annual and long-term incentives and benefits. Overall, the level of these pay elements is determined by comparisons with other companies with revenue comparable to ours, particularly those in our pay benchmarking peer group. Further, actual awards earned under annual and long-term incentive plans directly relate to the Company’s financial performance compared to both pre-established internal goals and the results of companies in the Russell 2000 Index.
•Tie a significant portion of our executives’ incentive compensation to the successful execution of strategic operational goals. We accomplish this by establishing objective and measurable goals on an annual and longer-term basis (generally 3 years) and comparing the Company's actual results to those goals. We base our incentives on achieving or exceeding the results of our annual profit plan, longer-term (generally three years) financial objectives and the median results of the companies in the Russell 2000 Index. As a result, executives, especially our NEOs, earn competitive or more than competitive compensation when the Company's financial results equal or exceed our internal goals or the results of the companies comprising the Russell 2000 Index. Conversely, their compensation will be lower when the Company falls short of those objectives or results.
•Require our NEOs and other select executives to maintain a significant equity stake in the Company to strengthen their alignment with shareholders’ interests. We accomplish this by maintaining meaningful stock ownership guidelines for executives. We support the achievement of those guidelines by delivering 100% of an executive’s long-term incentive opportunity in the form of equity - specifically, time-based restricted stock awards (RSAs) and performance-based performance stock units (PSUs) - with more potential value being delivered in the form of PSUs to reinforce the Company’s commitment to achieving long-term financial goals. Additionally, we believe these ownership guidelines help mitigate the risk that executives may engage in excessive risk taking that could harm investors' interests.
•Protect against inappropriate risk taking. We do this in multiple ways. Our annual and long-term incentive plans both limit the potential awards that can be earned. Each plan is also based on different performance metrics, providing balance and avoiding over payment of incentives for the same or similar results. Further, incentives earned by our officers are subject to compensation clawback policies. Finally, the Company’s Insider Trading Policy expressly prohibits directors, executive officers and other designated employees from engaging in short-term or speculative transactions in Company securities.

Our compensation program results in a significant percentage of total compensation (excluding benefits) being based on performance. Set forth below is the allocation of total direct compensation (excluding benefits) for target performance for each of our Named Executive Officers for 2023.

FIXED VS. PERFORMANCE-BASED COMPENSATION PERCENTAGES(1)
	Fixed	Performance-Based
Executive	Salary (% of Total)	Annual Cash Incentive (% of Total)	Long-Term Incentive(2) (% of Total)	Total Performance Related (% of Total)
Ian K. Walsh	20%	20%	60%	80%
Carroll K. Lane	33%	20%	47%	67%
Richard S. Smith, Jr.	39%	21%	40%	61%
Megan A. Morgan	51%	21%	28%	49%
Kristen M. Samson	51%	21%	28%	49%
(1)    All information presented in the table reflects the base salaries and incentive compensation opportunities in effect as of December 31, 2023, with performance-based awards valued at target. It does not purport to show the actual compensation earned by, or paid to, the executives named in the table. Such actual compensation earned by executives is based on a number of factors, including the achievement of reasonably demanding goals as well as changes in the Company's stock price.
(2)    Long-term incentive awards granted to our NEOs in 2023 consisted of a combination of time-based RSAs and PSUs.
(3)    Excludes officers who were no longer active executive officers as of December 31, 2023 (Messrs. Coogan and Lisle).
While the Committee considers the likely tax consequences of the various components of the Company’s executive compensation program and strives to safeguard the deductibility of executive compensation where possible, tax considerations do not drive the design of our executive compensation program. The Committee believes it is important to retain flexibility to structure the Company’s executive compensation program and practices in a manner that the Committee determines is in the best interests of the Company and its shareholders. The Committee retains discretion to operate the Company’s executive compensation program in a manner designed to promote varying company goals. As a result, the Committee may conclude that certain compensation arrangements are in the best interest of the Company and its shareholders and consistent with its compensation philosophy and strategy despite the tax treatment of such arrangements. See "Tax Considerations," below.
Kaman's Compensation and Benefits Best Practices
The Committee periodically reviews and adjusts the compensation and benefits program to ensure alignment with current market practices. By continuing to evaluate and modify the program as necessary and by designing the program around the following best practices, the Committee continues to show its commitment to paying for performance and aligning executive pay with shareholder interests.
•Balanced Compensation Program – Our executive compensation program is balanced between annual and long-term financial goals (including TSR), with an emphasis on longer-term strategic objectives for our highest ranking officers most responsible for setting and achieving our strategic goals.
•Pay for Performance – A significant portion of the total compensation paid to our NEOs is in the form of at-risk, variable compensation, in the forms of annual cash incentives tied to annual financial objectives, time-based RSAs tied to changes in our stock price and PSUs tied to our long-term goals and our stock price.
•Emphasis on Total Shareholder Return – TSR is a significant component of the long-term incentive awards normally granted to our executive officers, including our NEOs. For 2023, performance-based awards typically accounted for 75% of our executive officers' target long-term incentive value, with three-year total return to shareholders included as one of two equally weighted performance measures used as the basis for determining the actual number of shares earned pursuant to long-term performance-based awards.
•Limited Employment Agreements - Only our President and Chief Executive Officer has an employment agreement providing him with post-employment termination benefits.
•Caps on Incentive Awards – All annual and long-term incentive awards include caps on the maximum payouts (cash or shares, as the case may be) that can be achieved under the awards.

•"Double Trigger" Vesting – Our change in control agreements include "double trigger" vesting provisions that require both a change in control of the Company and a qualifying termination of employment, either by the Company without "Cause" or by the executive for "Good Reason," to receive change in control severance benefits.
•No Excise Tax Gross-Ups – None of our employment or change in control agreements include tax gross-up provisions pursuant to which any of our NEOs would be entitled to reimbursement for any excise taxes resulting from a change in control.
•No Re-Pricing of Underwater Stock Options – Our equity incentive plans expressly prohibit the re-pricing of underwater stock options.
•Clawback Provisions – All officers of the Company and its domestic subsidiaries are subject to a compensation clawback policy that enables the Company to clawback certain incentive compensation (cash and equity) paid to or received by, or to be paid to or received by, each of these officers in the event of a mandatory restatement of the Company’s financial statements, consistent with the requirements adopted by the NYSE during 2023.
•No Hedging or Pledging of Company Stock – Our directors, executive officers and other designated employees are prohibited from engaging in hedging or pledging transactions or short sales of Company stock. This policy was amended in 2021 to eliminate the ability of covered persons to seek a pre-approval or waiver from this provision. As a result, these kinds of transactions are now prohibited without the possibility for a waiver or pre-approval. See "Short Sales, Hedging and Pledging," below.
•Stock Ownership Guidelines – Our directors and senior executives are subject to meaningful stock ownership guidelines. The applicable guidelines for our CEO and CFO are 5x and 3x their base salaries, respectively. The applicable guideline for other executive officers is 2x their base salaries, and all other covered executives are required to hold shares equal to at least 1x their base salaries. Adherence to these guidelines is monitored by the Committee on a quarterly basis. See "Stock Ownership Guidelines," below.
•Limited Perquisites – The Company provides very limited perquisites to our NEOs. See footnote 5 to the "All Other Compensation" column of the Summary Compensation Table, below.
•Independent Committee – The Compensation Committee, like all of our other Board committees, is comprised solely of independent directors.
•Independent Compensation Consultant – The Committee retains its own compensation consultant who reports directly and solely to the Committee and attends all Committee meetings. Pay Governance LLC has served as the Committee's independent compensation consultant since the summer of 2020.
2023 Compensation for our NEOs
Process for Establishing Compensation
The current members of the Compensation Committee (sometimes referred to as the "Committee" within this Compensation Discussion and Analysis) are Mses. Pollino (Chairman) and Barry and Mr. Higgins. Each of these individuals qualifies as (i) an “independent director” under the requirements of the NYSE Listed Company Manual and (ii) a “non-employee director” under Rule 16b-3 of the Exchange Act. The Compensation Committee is, among other things, generally responsible for monitoring the performance and compensation of our NEOs, reviewing compensation plans and administering our incentive plans.
The Compensation Committee operates under a written charter and is responsible for annually recommending, reviewing and approving (and recommending for the Board to approve) the amount and form of compensation paid to our CEO and for recommending, reviewing and approving the amount and form of compensation paid to our other executive officers. In so doing, the Compensation Committee considers recommendations from our CEO in determining executive compensation. Specifically, our CEO recommends base salary increases, annual cash incentive opportunities, and equity award levels for executives other than himself. He also advises the Compensation Committee regarding the compensation program’s ability to attract, retain and motivate executive talent. The Compensation Committee has and exercises the ability to materially increase or decrease the compensation amounts recommended by our CEO. Our CEO is also involved in our executive compensation process by providing input on the performance criteria applicable to other executives. Our Compensation Committee regularly meets in executive session, with our CEO not in attendance, where discussions are had and decisions are made regarding the CEO's compensation. The Compensation Committee has the authority to designate one or more subcommittees, which subcommittees, to the extent not limited by applicable law or NYSE listing standards, may have and exercise all the powers and authority of the Committee.
The Compensation Committee also considers the input of the Committee's independent compensation consultant. For 2023, Pay Governance LLC continued to serve in that role. During 2023, Pay Governance assisted the Company in monitoring the effectiveness and competitiveness of its executive compensation program, provided the Committee competitive market data regarding the target pay opportunities of the NEOs, informed the Committee on marketplace trends and investor policies, reviewed the Company’s compensation program for non-employee directors as requested by the Corporate Governance Committee and supported the Company in its proxy disclosures. The Committee has assessed the independence of Pay Governance, and it has determined no conflicts of interest exist utilizing the factors established by the NYSE and the SEC.
Throughout the discussion that follows, the phrase "independent compensation consultant" refers to Pay Governance unless otherwise noted.
Competitive Market Data
The Committee historically has used competitive market data as developed by its independent compensation consultant to help determine base salaries, target incentive opportunities (annual as well as long-term) and total compensation opportunities for our NEOs. Pay Governance developed and presented such market data to the Committee in February 2023, which were considered as the Committee evaluated potential changes to the target pay opportunities of our NEOs (including their base salaries).
Pay Governance developed the market data from two primary sources of information. One source of data used by Pay Governance consists of several compensation surveys which include hundreds of companies of various sizes from across industries. Data developed from these surveys focus on industrial or manufacturing companies with revenue ranging from $500 million to $1 billion. The other source of data is derived from proxy statements and other publicly available disclosures relating to a benchmarking peer group, which consists of 20 publicly traded companies with revenue comparable to the Company (revenue for the median company equaled $792 million, with results ranging from $385 million to roughly $1.8 billion). Several criteria were used to select peer companies, including the following: (i) operate in related industries (aerospace/defense, industrial machinery, electrical components, medical equipment); (ii) fall within a reasonable range of the Company’s size in other factors of size and scale (revenue, market capitalization, assets, invested capital, employees); (iii) produce similar types of products; (iv) serve similar end-use markets; and (v) include the Company in their pay benchmarking peer group (or are included in the peer groups used by proxy advisors). Based on those criteria, the following list of 20 companies comprised the pay benchmarking peer group utilized by the Committee and the independent compensation consultant during 2023:

AAR Corp.	Ducommun Incorporated	Mercury Systems, Inc.
AeroVironment, Inc.	Enerpac Tool Group Corp.	NN, Inc.
Albany International Corp.	EnPro Industries, Inc.	RBC Bearings Incorporated
Allied Motion Technologies Albany International Corp.	ESCO Technologies, Inc.	Standex International Corp.
Astronics Corporation	Hexcel Corporation	TriMas Corporation
Barnes Group Inc.	Kratos Defense & Security	Triumph Group, Inc.
CIRCOR International, Inc.	Luxfer Holdings PLC
This peer group was slightly changed from the one used in 2022. Four companies (Aerojet Rocketdyne, Altra Industrial Motion, HEICO Corporation and Regal Rexnord Corporation) from the group used in 2022 were removed because their revenues exceeded $1.9 billion or more than 2.5x the Company’s revenue. Three companies were added (Enerpac Tool Group, Standex International and Triumph Group) as their revenues more closely approximate the Company’s revenues and they met the other criteria used to select peer companies. The pay peer group serves as the near-term basis for analytical comparisons of (i) pay benchmarks for the Company's executive officers (in conjunction with analysis of pay surveys), especially for the CEO and CFO; (ii) incentive plan design best practices and industry norms; (iii) pay-for-performance alignment; (iv) evaluation of the difficulty of incentive goals; and (v) financial performance benchmarks and comparisons.
The Committee's compensation philosophy provides that an NEO’s base salary, annual cash incentive target and the annualized target value of long-term incentive opportunities should, over time, approximate the market median (overall and by individual pay element), as represented by the market data compiled by the Committee’s consultant. The results from Pay

Governance’s analyses indicated the total target compensation opportunities for the Company's NEOs as a group generally approximated market medians with some variance relative to median by individual and by element.
Components of Executive Compensation
The total compensation program for our Named Executive Officers is comprised of the following elements:
•Base salaries;
•Annual cash incentive awards;
•Long-term incentive awards; and
•Retirement and other benefits.
Each of these elements is discussed in more detail below.
Base Salaries. Historically, the Company aims to pay salaries approximating market medians, appropriately modified to reflect an individual’s skills, experience, achievements and internal comparisons with other executives at their level inside the Company.
The Committee reviews NEO salaries and pay positioning at least once per year and adjusts salaries based on several factors, including: current market conditions, Company performance, individual performance, previous experience, management potential, comparisons against market compensation data (including the Company’s pay benchmarking peers), and the Company’s overall merit increase budgets. Merit increase budgets are set annually based on external labor market trends, business performance, inflation and other pertinent factors. Salary adjustments, if any, are then determined by the CEO for each NEO (other than the CEO) and recommended to the Committee for approval. The performance rating determination is primarily based upon the officer’s level of substantive performance in executing the responsibilities listed in his or her position description.
The Committee recommends to the Board any adjustment to the base salary of the CEO after consulting with the Corporate Governance Committee to obtain the committee's assessment of the CEO’s performance for the year. The Corporate Governance Committee solicits input from all independent directors regarding the CEO’s annual performance.
Based on his review of each other NEO’s performance, external market data relating to salaries for executives with similar duties at companies of comparable revenue and the Company’s merit increase budget, the CEO recommended, and the Committee approved, base salary increases of 3% to 4% for Mr. Lane, as well as Mses. Morgan and Samson. These increases were in line with the Company’s merit increase budget for other associates. Mr. Coogan received an increase of 8% to bring him closer to the market median. Further, the Committee approved a salary increase of 35% for Mr. Smith to reflect his promotion to Senior Vice President, General Counsel and Secretary from his prior role as Vice President, Deputy General Counsel and Secretary (a role which was subsequently eliminated). After giving effect to these increases, base salaries for all NEOs reasonably approximated market medians, the Company’s objective for base salaries.
In addition, the Committee reviewed the CEO’s performance for the year, as well as his salary position relative to the CEOs in the pay benchmarking peer group. Based on the Committee’s satisfactory evaluation of his performance during 2022 and his salary remaining well below the median of the peer group, it recommended and the Board approved a 4% increase in Mr. Walsh’s salary, which increase positioned his salary to within 10% of the median of the pay benchmarking peer group.
Annual Cash Incentive Awards. Our annual cash incentive award plans remained unchanged in 2023 from the program that has been in place for the past few years. Our annual cash incentives are designed to reward employees for financial and operational performance that drive shareholder value and focus our organization on meeting or exceeding designated performance goals. The plans provide employees, including our NEOs, with the opportunity to earn cash awards based on the degree to which the Company achieves predetermined performance measures for the year.
The elements used to determine awards include:
•an award opportunity (expressed as a percentage of base salary);
•performance measures (adjusted EBITDA or free cash flow);
•a weighting for each performance measure toward the executive’s total award (which equal 100% in the aggregate); and
•a range of performance objectives (threshold, target and maximum results) for each performance measure.

Target Award Opportunities. The Committee establishes the target annual cash incentive award opportunities for each salary grade after considering external market data, if needed, and receiving the advice of the independent compensation consultant as well as input from the Company’s CEO and Chief Human Resources Officer (or "CHRO"). The Company’s philosophy has been to provide target annual cash incentive opportunities equal to market median levels and capable of producing median cash compensation (salary plus bonus) when target objectives are achieved. Further, actual cash incentives paid to an executive (as well as resulting cash compensation) can vary from target opportunities to the degree to which actual results fail to meet or exceed the Company’s target performance objectives. As a result, positioning award targets at the market median reinforces the Committee’s strategy that annual cash incentive payments should exceed target levels only when the Company's actual financial performance exceeds the Company’s targeted objectives.
Performance Measures. The annual cash incentives for NEOs with enterprise-wide responsibilities that extend across all business units and operating segments are generally determined with reference to the consolidated financial results of the Company using performance measures, weights and performance objectives that are the same for each officer. In contrast, the annual cash incentives for NEOs with segment and business unit responsibilities are generally determined to a significant degree with reference to the financial results of their segment(s) and/or business unit(s), reinforcing accountability for performance that is most within those individuals’ control and influence.
For 2023, Messrs. Walsh, Coogan and Smith and Mses. Morgan and Samson had their annual cash incentives determined solely with reference to the consolidated financial results of the Company, reflecting their enterprise-wide responsibilities. As leader of our Engineered Products and Precision Products Segments, results for each of those operating units accounted for 33% (or 66% in total) of Mr. Lane’s annual cash incentive. The final 33% of his annual cash incentives are based on the Company’s consolidated financial results. Thus, Mr. Lane's annual cash incentives struck a balance between his overall responsibilities, by tying his incentive to overall Company results to a certain degree, while placing more significant weight on the financial results of the segments he oversees.
The performance measures for our NEOs for 2023 were as follows, equally weighted and unchanged from the performance measures used for corporate executives in 2022:
•Adjusted Consolidated EBITDA: net earnings before interest, taxes, depreciation and amortization and certain items that are not indicative of the operating performance.
•Adjusted Consolidated Free Cash Flow: “net cash provided by (used in) operating activities” less “expenditures for property, plant & equipment,” adjusted for certain items that are not indicative of the operating performance.
Adjusted Consolidated EBITDA focuses on the performance of the Company’s core operations, while Adjusted Consolidated Free Cash Flow is an important indicator of the Company’s ability to finance various capital decisions and fund continuing operations. The Committee believes these two factors and their weightings appropriately balance the need to improve operating results and manage cash flow during the Company’s on-going transformation.
For purposes of determining the level of achievement of the Company's financial performance for each of the foregoing performance measures, the Committee approved certain specified adjustments or modifications to Company performance that were applicable to all participants. The Committee also retained the ability to increase, decrease or eliminate the amount of any award that would otherwise be payable as a result of these adjustments or to further adjust any award due to special events or unforeseen circumstances. Because Adjusted Consolidated EBITDA and Adjusted Consolidated Free Cash Flow include the adjustments or modifications approved by the Committee, they are deemed to be non-GAAP financial measures. They have not been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and are not based on any standardized methodology prescribed by U.S. GAAP. As a result, they are not necessarily comparable to similarly titled measures presented by other companies. A description of the adjustments used in the determination of these non-GAAP financial measures is set forth in Appendix A, together with a reconciliation to the most directly comparable financial measures calculated under U.S. GAAP.
The following table summarizes the target annual incentive opportunities and the weightings of the performance measures used to determine the annual cash incentive awards for our NEOs in 2023. Target annual incentive opportunities as a percentage of salary were unchanged from those in 2022 except for two NEOs. Mr. Smith’s target opportunity was increased from 35% to 55% reflecting his promotion and Mr. Coogan’s was increased from 60% to 70% to reflect the median of his peers in the market.

2023 ANNUAL INCENTIVE AWARDS TARGET PERCENTAGES, PERFORMANCE MEASURES AND WEIGHTINGS(1)
Executive	Target Award as a Percentage of Salary	Adjusted Consolidated EBITDA	Adjusted Consolidated Cash Flow (2)
Ian K. Walsh	100%	50%	50%
Carroll K. Lane (3)	60%	50%	50%
Richard S. Smith, Jr.	55%	50%	50%
Megan A. Morgan	40%	50%	50%
Kristen M. Samson	40%	50%	50%
James G. Coogan(1)	70%	50%	50%
(1)    All target award percentages assume the listed individuals were employed by the Company for the full year in the positions giving rise to the target award percentages listed, and all such individuals were so employed except for Mr. Coogan who terminated his employment with the Company effective as of September 28, 2023. As a result, Mr. Coogan was not eligible for and did not receive a bonus for 2023 results. Mr. Lisle ceased to be an executive officer prior to the grant of the 2023 annual incentive awards.
(2)    Corporate annual incentive awards are measured utilizing Adjusted Consolidated Free Cash Flow vs. Target, while the segment annual incentive awards for Mr. Lane are measured utilizing Adjusted Consolidated Operating Cash Flow vs. Target.
(3)    Mr. Lane's annual incentive compensation was calculated using one-third corporate results, one-third Engineered Products Segment results and one-third Precision Products Segment results.
2023 Annual Incentive Award Performance Goals, Objectives and Payouts. The Committee reviews and approves the financial targets for each performance metric considering the Company’s profit plan for the year, the state of the industry and any other external economic factors which may affect overall Company performance. Those targets are meant to be reasonably demanding and support paying bonuses equal to 100% of target opportunities which reflect market median level and can produce median cash compensation (salary + bonus) if earned. They were established and approved at the Committee’s meeting in February 2023.
Further, the Committee approves maximum performance goals to motivate executives to exceed the Company’s profit plan or target goals. Conversely, it sets a threshold level of performance that must be achieved to pay any bonus, emphasizing the importance of achieving target goals. Failure to achieve this threshold level of performance generally results in no award. Maximum cash incentive awards are earned for results which equal 125% of target goals. Threshold awards are paid for results equal to 75% of target performance. This trade-off was considered reasonable because of the level of performance above target required to achieve maximum awards, and because it reduces potential risk-taking. The Company believes the ranges over which it assesses its annual EBITDA and cash flow results are comparable to those used by other companies. Interpolation is used to determine the payouts for results between threshold, target and maximum.
The following tables show, for the Company and two of its three operating segments, the performance goals for each performance measure, the financial performance in 2023 for each performance measure and the level of target opportunity earned for each measure (independent of the weights assigned to each measure to determine individual awards):

2023 ANNUAL INCENTIVE AWARD CALCULATIONS - COMPANY
Level of Achievement	Target Award Earned(1)	Adjusted Consolidated EBITDA	Adjusted Consolidated Free Cash Flow
Threshold	50%	$83.9M	$37.1M
Target	100%	$111.8M	$49.5M
Maximum	200%	$139.8M	$61.9M
2023 Results(2)		$108.8M	$54.9M
% Target Award Earned(3)		94.6%	144.0%
Factor Earned		47.3%	72.0%

(1)    Performance at 75% of target is required to earn a threshold payout of 50% for each performance measure; performance at 100% of target earns a 100% payout; and performance at 125% of target generates a maximum payout of 200%. Interpolation is used to determine the payouts for Company financial performance between these amounts.
(2)    Represents adjusted results calculated in accordance with the plan’s original authorization. Please see Appendix A for a list of Committee-approved adjustments for 2023 and a reconciliation to the corresponding GAAP metrics.
(3)    See discussion below for the actual award percentages approved by the Committee.
Our target performance goals for 2023 for Adjusted Consolidated EBITDA and Adjusted Consolidated Free Cash Flow required marked increases over 2022 results in order to be earned. The Company’s Adjusted Consolidated EBITDA target for 2023 represented a meaningful improvement over the target in 2022 ($96.1M) and significantly better than the actual results achieved for that year ($79.1M). Similar results were expected for our Adjusted Consolidated Free Cash Flow objectives: target for 2023 represented a meaningful increase over the target for 2022 ($42.4M) and was significantly better than that year's actual results ($18.2M). Overall, the Committee and management believed these performance goals were appropriately challenging to warrant target annual incentive payouts (and produce market median cash compensation) based on the current economic environment.
Actual Adjusted Consolidated EBITDA for 2023 was $108.8M, which was slightly below our target objective but above the prior year’s results. Further, our Adjusted Consolidated Free Cash Flow was $54.9M, which was above our target performance level for the year. Taken together, these results produced an actual cash incentive payout of 119.3% of target for executives with 100% of their annual cash incentives based on Company results.

2023 ANNUAL INCENTIVE AWARD CALCULATIONS - ENGINEERED PRODUCTS
Level of Achievement	Target Award Earned(1)	Adjusted Segment EBITDA	Adjusted Segment Operating Cash Flow
Threshold	50%	$95.8M	$55.0M
Target	100%	$127.7M	$73.3M
Maximum	200%	$159.6M	$91.6M
2023 Results(2)		$148.3M	$83.1M
% Target Award Earned(3)		164.4%	153.2%
Factor Earned		82.2%	76.6%
(1)    Performance at 75% of target is required to earn a threshold payout of 50% for each performance measure; performance at 100% of target earns a 100% payout; and performance at 125% of target generates a maximum payout of 200%. Interpolation is used to determine the payouts for Segment financial performance between these amounts.
(2)    Represents adjusted results calculated in accordance with the plan’s original authorization. Please see Appendix A for a list of Committee-approved adjustments for 2023 and a reconciliation to the corresponding GAAP metrics.
(3)    See discussion below for the actual award percentages actually approved by the Committee.
Adjusted Segment EBITDA for Engineered Products of $148.3M was a 164.4% achievement against target, resulting in an annual cash incentive award payout of 82.2% for this component. Adjusted Segment Operating Cash Flow for the segment was $83.1M, which was a 153.2% achievement against target, producing a payout of 76.6% for this component. Combined results for executives in the Engineered Products segment equaled 158.8% of their target incentive opportunity.

2023 ANNUAL INCENTIVE AWARD CALCULATIONS - PRECISION PRODUCTS
Level of Achievement	Target Award Earned(1)	Adjusted Segment EBITDA	Adjusted Segment Operating Cash Flow
Threshold	50%	$6.1M	($2.8M)
Target	100%	$8.1M	($2.2M)
Maximum	200%	$10.1M	($1.7M)
2023 Results(2)		$5.6M	$7.1M
% Target Award Earned(3)		0.0%	200.0%
Factor Earned		0.0%	100.0%
(1)    Performance at 75% of target is required to earn a threshold payout of 50% for each performance measure; performance at 100% of target earns a 100% payout; and performance at 125% of target generates a maximum payout of 200%. Interpolation is used to determine the payouts for Segment financial performance between these amounts.
(2)    Represents adjusted results calculated in accordance with the plan’s original authorization. Please see Appendix A for a list of Committee-approved adjustments for 2023 and a reconciliation to the corresponding GAAP metrics
(3)    See discussion below for the actual award percentages actually approved by the Committee.

Adjusted Segment EBITDA for Precision Products of $5.6M was below the threshold target, resulting in no annual cash incentive award payout for this component. Adjusted Segment Operating Cash Flow for the segment was $7.1M, which was a 200.0% achievement against target, producing a payout of 100% for this component. Combined results for executives in the Precision Products segment equaled 100% of their target incentive opportunity.
Based on these results, the Committee approved annual cash incentive payouts equal to 119.3% of the target incentive opportunity for Messrs. Walsh and Smith and Mses. Morgan and Samson. This result was a significant increase relative to last year’s payout (which was 32.3% of target) and reflects results for both measures that were above prior year results. Mr. Lane’s annual cash incentive payout was 126.0% of target, based on the performance achievements of Corporate, the Engineered Products Segment and the Precision Products Segment (each weighted equally).
Long-Term Incentive Awards
Prior to 2021, the Company had a long-standing practice of using cash- and equity-based awards under the long- term incentive features of the Company's stock incentive plans ("LTIP Awards") to focus executive officers on long-term performance. Most recently under this approach, LTIP Awards were based on the total shareholder return ("TSR") and Average Adjusted Return on Total Invested Capital ("Average Adjusted ROIC") results during a three-year performance period relative to those of the companies in the Russell 2000 Index. This approach delayed the timely reporting of long-term incentive compensation payouts as the Company needed to wait until a sufficiently large sample of Russell 2000 Index companies had reported their audited financial results for the final year of the three-year period. LTIP Awards were generally paid in cash unless a participant had not met the required stock ownership level under the Company’s stock ownership guidelines.
In 2021, the Committee modified the long-term incentive award program to increase the emphasis on equity-based compensation and permit the more timely reporting of long-term incentive compensation payouts. The LTIP Awards granted to our NEOs in February of 2021, 2022 and 2023 consisted of a combination of service-based restricted share awards ("RSAs") and performance share units settled in shares ("PSUs"). Consistent with the Company’s practice of emphasizing performance-based awards, 75% of an NEO’s target long-term incentive value was delivered in the form of PSUs and 25% in the form of RSAs. The Committee believes this approach increases the alignment of our NEOs’ interests with those of shareholders, helps build stock ownership (especially important for several new executives) and strikes a reasonable balance between awards focused on executive retention and those linked to the Company’s long-term financial results. Performance-based awards continue to be based on TSR and Average Adjusted ROIC over a three-year performance period, each of which remain equally weighted in determining payouts. While TSR continues to be assessed against the companies in the Russell 2000 Index, Average Adjusted ROIC now is evaluated against internally established goals for the three-year performance period. These changes increase the focus on achieving the long-term goals of the Company’s strategic plan and on-going transformation. Further, they allow the Company to report the payouts of completed LTIP performance cycles in a timely manner and closer to the end of the period.

2023 LTIP Awards. Consistent with the Company’s recent approach, the Committee approved the following long-term incentive awards to our NEOs in February 2023. The target value of the long-term incentive awards granted to each NEO approximated the market median for other executives in similar roles at companies similar in revenue to size to the Company. The Committee approved target equity awards for 2023 for Mr. Walsh equal in total value to approximately $2,700,000, or 325% of his salary, to position his long term incentive component at the median of the pay peer group & his target total pay opportunities (salary, bonus & long term incentive) within 10% of the group’s median.
Target long term incentive values as a percentage of salary for the Company’s remaining NEOs were unchanged from those in 2023 except for Mr. Smith's, whose target LTIP Award value was increased from 55% to 105% of salary as a result of his promotion. Mr. Lisle did not receive a 2023 LTIP Award, as he ceased to be an executive officer prior to the approval of the 2023 LTIP Awards.

2023 LTIP AWARDS
	Target LTIP Value
Executive	Percentage of Base Salary	Target Value(1)	RSAs(2)	Target PSUs(3)
Ian K. Walsh	325%	$2,700,000	26,205	78,610
Carroll K. Lane	140%	$617,244	6,115	18,340
Richard S. Smith, Jr.	105%	$437,283	4,330	12,995
Megan A. Morgan	55%	$172,515	1,710	5,125
Kristen M. Samson	55%	$161,662	1,600	4,805
James G. Coogan(4)	140%	$589,733	5,840	17,525
(1)    Represents the target value of the total award based on a stock price of $25.24 per share, the closing price of the Company’s common stock on the NYSE on February 17, 2023, the share price used for purposes of determining the awards, which were subsequently approved by the Committee on February 22, 2023. The amounts shown in the table do not purport to represent the grant date fair value of the awards determined in accordance with FASB Accounting Standards Codification topic 718 or the actual values ultimately realized by the named executives.
(2)    Represents 25% of the target value of the total award determined as specified in note 1.
(3)    Represents 75% of the target value of the total award determined as specified in note 1.
(4) Mr. Coogan terminated his employment with the Company effective as of September 28, 2023. As a result, Mr. Coogan’s 2023 LTIP Awards were forfeited.
Each RSA will vest ratably over three years, commencing as of March 1, 2024 and continuing as of the first and second anniversaries of such date, subject to the continued employment of the participant through the applicable vesting date. If a participant’s employment with the Company terminates for any reason other than death, disability or retirement (or in connection with certain change in control related terminations, as discussed below), all unvested shares shall be forfeited to the Company. If a participant dies or becomes disabled while in the employ of the Company or retires after attaining age 62 with at least five years of employment service or after attaining age 65, all unvested shares will become fully vested. As of the date hereof, Mr. Smith is the only NEO who is retirement eligible. All holders of RSAs are entitled to receive dividends when and as paid on the Company’s common stock.
Each PSU represents the contingent right to receive one share of the Company’s common stock, or at the Company’s election, the cash value of such share, subject to the terms and conditions set forth in the Performance Stock Unit Award Agreement evidencing each award. Depending on the financial performance of the Company during the three-year performance period commencing as of January 1, 2023 and ending as of December 31, 2025 (the “Performance Period”), the holder of each PSU may earn from 0% to 200% of the target number of PSUs. The performance measures for each PSU are Average Adjusted ROIC and TSR, each equally weighted at 50% of the total award. Average Adjusted ROIC will be measured against internally established targets and TSR will be measured on a relative basis against the performance of the companies comprising the Russell 2000 index during the Performance Period. Earned PSUs, if any, shall vest on the last day of the Performance Period (the “Vesting Date”) if the participant is then employed by the Company. If a participant’s employment with the Company terminates for any reason other than death, disability or retirement prior to the Vesting Date (or in connection with certain change in control related terminations, as discussed below), all unvested PSUs shall be forfeited to the Company. If a participant dies or becomes disabled while in the employ of the Company or retires after attaining age 62 with at least five years of employment service or after attaining age 65 prior to the Vesting Date, the number of PSUs that become earned shall be determined at the end of the Performance Period and the earned PSUs, if any, shall be settled on a pro rata basis based on the

Company's achievement of its average Adjusted ROIC and relative TSR goals. All holders of PSUs will be entitled to receive dividend equivalents on earned PSUs when the awards are settled after the completion of the Performance Period.

2023-25 PERFORMANCE SHARE UNIT GOALS
Level of Achievement(1)	Percentage of Target Award Vested	3 Year Avg. Adj. ROIC vs. Internal Goal	3 Year TSR Ranking vs. Russell 2000 Companies(2)
< Threshold	0	< 75% of Target	< 25th Percentile
Threshold	50%	75% of Target	25th Percentile
Target	100%	100% of Target	50th Percentile
Maximum	200%	≥ 125%% of Target	≥ 75th Percentile
(1)    Interpolation is used to determine payments for financial performance for results from threshold to target and from target to maximum.
(2)    The percentage of target award vesting with respect to TSR results relative to the companies in the Russell 2000 Index is capped at 150% if the Company's TSR is less than zero.
Average Adjusted ROIC is a non-GAAP financial measure that includes certain adjustments approved by the Committee for purposes of determining the level of achievement of the Company's financial performance. It has not been prepared in accordance with U.S. GAAP and is not based on any standardized methodology prescribed by U.S. GAAP. As a result, it is not necessarily comparable to similarly titled measures presented by other companies. A description of the adjustments used in the determination of Average Adjusted ROIC is set forth in Appendix A, together with a reconciliation to the most directly comparable financial measures calculated under U.S. GAAP.
Three-Year LTIP Awards Covering the 2021-2023 Performance Period. In February of 2021, the Committee granted three-year PSU awards to the persons then serving as executive officers, including Messrs. Walsh, Smith, Coogan (our former CFO) and Lisle (our former General Counsel), as well as Mses. Morgan and Samson. Mr. Lane was not an officer at the time and did not receive an award.
The structure of the PSU awards was the same as that used for PSU awards made in February 2023 described above. Each PSU represented a right to earn one share of the Company’s common stock, or at the Company’s election, the cash value of such share, subject to the terms and conditions set forth in the Performance Stock Unit Award Agreement evidencing each award, based on the Company's financial performance against pre-determined objectives for the three-year performance period commencing on January 1, 2021 and ending on December 31, 2023 (the "2021-2023 Performance Period"). The performance measures for each PSU were Average Adjusted ROIC and TSR, each equally weighted at 50% of the total award. Results for Average Adjusted ROIC were measured against internally established targets, and TSR was measured on a relative basis against the performance of the companies comprising the Russell 2000 index during the 2021-2023 Performance Period.

2021-23 PERFORMANCE SHARE UNIT GOALS
Level of Achievement(1)	Percentage of Target Award Vested	3 Year Avg. Adj. ROIC vs. Internal Goal	3 Year TSR Ranking vs. Russell 2000 Companies(2)
< Threshold	0	< 4.5%	< 25th Percentile
Threshold	50%	4.5%	25th Percentile
Target	100%	6.0%	50th Percentile
Maximum	200%	≥ 7.5%	≥ 75th Percentile
(1)    Interpolation is used to determine payments for financial performance for results from threshold to target and from target to maximum.
(2)    The percentage of target award vesting with respect to TSR results relative to the companies in the Russell 2000 Index is capped at 150% if the Company's TSR is less than zero.
For purposes of determining the achievement or satisfaction of the performance measures discussed above, the Committee approved substantially comparable adjustments to the calculation of Company performance that were approved in connection with the grant of the 2022 annual incentive awards. See "Annual Cash Incentive Awards" above and the discussion set forth in Appendix A. Like the annual incentive awards, the Committee retained the ability to increase, reduce or eliminate the amount of any award that would otherwise be payable as a result of the adjustments or to further adjust any award due to special events or unforeseen circumstances.
The following table sets forth the calculation of the percentage of the target award earned for each 2021-2023 PSU Award:

2021-23 PERFORMANCE SHARE UNIT CALCULATION
	Modified Company Results(1)	Modified Company Results vs. Goal	Percentage of Factor Earned	Factor Weighting	Percentage of Target PSU Award Earned
Average Return on Total Capital	6.2%	Above Target	108.8%	50%	54.4%
Total Return to Shareholders	(55.5)%	Below 25th Percentile	—%	50%	—%
Total Percentage of Target Award Earned					54.4%
(1) The modified results shown in the table reflect the following adjustments to the Company’s reported financial results: Net earnings and return on total capital for 2023, 2022 and 2021 was adjusted by disregarding $61.1 million, $97.0 million and $10.7 million, respectively, of GAAP expense to reflect the elimination of restructuring and severance related costs, acquisition and divestiture related costs, asset write-downs and impairments, tax and accounting law changes, and other unusual or infrequent expenses.

The Company’s Average Adjusted ROIC for the three-year period equaled 6.2% which was slightly above our target objective of 6.0% and yielded a payout for that element of 108.8% of target. Our TSR for the period was -55.5%, which ranked below the 25th Percentile of companies in the Russell 2000 and produced no payout for this metric. With each metric being equally weighted, our executives who were participants in the cycle earned 54.4% of their target award.
The following table shows the resulting individual 2021-2023 PSU Award payouts earned by each of the Company’s named executive officers, as approved by the Committee in February 2024:

2021-23 PERFORMANCE SHARE UNITS EARNED
Executive	2021-2023 PSU Target Award	Percentage of Target PSU Award Earned	2021-2023 PSU Payout Earned
Ian K. Walsh	26,065	54.4%	14,180
Carroll K. Lane	—	54.4%	—
Richard S. Smith, Jr.	1,450	54.4%	789
Megan A. Morgan	2,060	54.4%	1,121
Kristen M. Samson	2,060	54.4%	1,121
James G. Coogan(1)	2,020	—%	—
Shawn G. Lisle(2)	5,865	54.4%	2,206
(1) While Mr. Coogan was granted a 2021-23 PSU Award, Mr. Coogan forfeited this award upon his voluntary termination of employment.
(2) PSU payout earned for Mr. Lisle was pro-rated for time worked during the performance period.
Other Long-Term Incentives Awarded in 2023. Occasionally, the Company will make special, one-time, long-term incentive award opportunities in addition to the regular awards described in the prior section. Those instances normally involve the recruitment of executives from outside the Company and focus on making up for the estimated value of awards those individuals are forfeiting upon leaving their former companies. Recent examples include Mr. Walsh when he joined the Company in 2020 to become our CEO and Mr. Lane who joined us in July 2022 to lead our Precision Products segment (see "--Onboarding of Mr. Lane" for further details regarding the awards associated with his terms of employment which carried over into 2023).
At the start of 2023, the Company embarked on significant efforts to optimize its cost structure, focus its resources on the most compelling growth opportunities, improve our financial performance and deliver sustainable shareholder value. Maintaining management continuity at this pivotal time was a critical element to the success of these reorganizational efforts.

With the voluntary departure of our former CFO during 2023, our CEO, with the Committee’s support, took actions to ensure key executives who were leading these efforts were retained. A few key corporate officers who are not NEOs received change-in-control agreements with cash severance benefits that were less than those provided to our CEO and NEOs. Some leaders of our finance team received meaningful adjustments to their target pay opportunities to recognize their promotions and expanded responsibilities resulting from the departures of our former CFO and our former Chief Accounting Officer. Special retention awards of restricted stock that vest over three years were awarded to certain segment leaders.
Included in these actions were special retention awards made to Mr. Smith and Ms. Morgan having an aggregate grant date value equal to approximately $757,810. Each was granted an award equal in value to their then-current base salary, which amount was believed to be sufficient to accomplish the Company’s retention objectives, without undermining the pay-for-performance dynamics of our regular compensation program. Each award’s value was divided equally between cash and equity in the form of shares of Company Restricted Stock, with the cash portion to manage share usage and to provide funds to pay for taxes associated with the award. To reinforce the awards' primary purpose, the awards will generally vest, if at all, on the three-year anniversary of the grant date, subject to Mr. Smith or Ms. Morgan’s, as applicable, continued employment through such date. However, the awards also provide for vesting acceleration in the event of a termination of employment that entitles the recipient to severance benefits under a change in control severance agreement entered into with each of Mr. Smith and Ms. Morgan or a termination of employment due to the employee’s death or disability. In addition, as Mr. Smith is approaching retirement age, his award agreements provide for vesting acceleration in the event that he retires after the second anniversary of the date of grant, so long as he provides at least six months’ prior written notice and he provides transition services to the Company with respect to identification and transition of his successor. On balance, the Committee believes these actions – collectively and individually – were reasonable and responsible to shareholders’ interests.
Retirement Benefits
The Company sponsors a tax-qualified defined contribution plan (the "401(k) plan"), in which our Named Executive Officers are eligible to participate on the same basis as other company employees. Participants generally may elect to contribute from 1% to 50% of their eligible compensation to the 401(k) plan in the form of pre-tax, after-tax or Roth contributions subject to certain limitations imposed by federal law. The Company generally makes employer-matching contributions on a participant's pre-tax and Roth contributions in the amount of $1.00 for each $1.00 that a participant contributes, up to 5% of compensation subject to applicable limits imposed by federal tax law. Participants in the 401(k) plan are always vested in their own contributions. Employer-matching contributions vest when a participant acquires three years of service with the Company.
Our NEOs are also eligible to participate in our non-qualified Deferred Compensation Plan, which permits pre-tax deferrals of up to 50% of a participant's base salary and up to 100% of his or her annual cash incentive award. In addition, the Company makes supplemental deferred compensation contributions to eligible participants equal to 10% of the amount by which a participant's compensation exceeds the maximum allowable compensation limit for purposes of a tax-qualified plan, which for 2023 was $330,000. The supplemental deferred compensation earned by our Named Executive Officers in 2023 is included in the "All Other Compensation" section of the Summary Compensation Table.
Participant accounts under the Deferred Compensation Plan generally are credited with interest at a rate equal to 120% of the applicable federal long-term rate in effect for the month of October prior to the beginning of the applicable plan year (the "Interest Crediting Rate"). Effective as of July 1, 2016, however, the Deferred Compensation Plan was amended to make available to participants various market-based investment crediting options for the deemed investment of up to 50% of their then-existing account balances as of July 11, 2016, and 100% of their own deferral contributions after July 11, 2016. All supplemental deferred compensation contributions made by the Company will continue to be credited with interest based on the annual Interest Crediting Rate in effect from time to time.
A participant must be actively employed on the crediting date (i.e., January 1 following the applicable plan year) to receive matching and supplemental deferred compensation contributions. Deferrals and all Company contributions and earnings are 100% vested. For more information about the Deferred Compensation Plan, please refer to "Non-Qualified Deferred Compensation Plan" below.
With the departure of Mr. Coogan, our former CFO, none of our current NEOs has accrued benefits under a tax-qualified defined benefit pension plan, which is now closed to new participants. See the discussion below under the heading "Pension Benefits" for more information about the defined benefit pension plan.

Other Benefits
Our Named Executive Officers are eligible to participate in the benefit plans that are generally available to our employees, which include health, dental, life insurance, vision and disability plans. With the discontinuance of its vehicle allowance program in 2021, the Company now provides relatively few perquisites, consisting primarily of an annual physical examination, executive life insurance, employer matching contributions under our 401(k) plan and supplemental employer contributions under our Deferred Compensation Plan.
The Company also owns and operates a corporate aircraft that is used primarily for business travel by our senior leadership team and other members of management. From time to time, the corporate aircraft may be used for limited non-business purposes, subject to availability and prior approval by our President and Chief Executive Officer. In addition, spouses and guests of our senior leadership team and other members of management infrequently ride along when the corporate aircraft is already going to a specific destination for a business purpose. This use involves little or no incremental cost to the Company. The aggregate incremental cost of such non-business use of the corporate aircraft by our NEOs, if any, is included in the "All Other Compensation" column of the Summary Compensation Table. For purposes of the foregoing and the amounts shown in the table, the incremental cost of the non-business use of the corporate aircraft is determined based on the variable operating costs incurred by the Company in connection with such travel (including any related unoccupied positioning, or "deadhead," flights), which includes (i) landing, ramp, and parking fees and expenses; (ii) crew travel expenses; (iii) catering supplies and related expenses; (iv) aircraft fuel and oil expenses per hour of flight; (v) certain maintenance and repair expenses; and (vi) the cost of passenger ground transportation. Because the aircraft is used primarily for business travel, this methodology excludes fixed costs that do not change based on usage, such as the salaries of pilots and crew, the acquisition costs of the aircraft, and the costs of maintenance and upkeep.
Our NEOs incur taxable income, calculated in accordance with the Standard Industry Fare Level ("SIFL") rates, for all non-business use of our corporate aircraft. We do not grant bonuses to cover, reimburse, or otherwise “gross up” any income tax owed for non-business travel on our corporate aircraft.
Clawback Policy
The Company voluntarily adopted a compensation clawback policy that applied to all officers of the Company and its domestic subsidiaries, including our NEOs, effective as of January 1, 2021. The policy gave the Committee the discretion to require each officer whose fraudulent or knowing, intentional misconduct directly or indirectly resulted in a mandatory restatement of our financial results due to Company’s material noncompliance to repay any incentive compensation that would have been lower than the amount the executive actually received. On October 26, 2022, the SEC adopted final rules implementing the incentive-based compensation recovery provisions of the Dodd-Frank Act. Consistent with the SEC’s direction, the NYSE required all listed companies to adopt a “no fault” compensation clawback policy by December 1, 2023. Per the NYSE rules, listed companies are required to adopt a clawback policy providing for the recovery of incentive-based compensation erroneously received by current or former executive officers during the three completed fiscal years immediately preceding the year in which the company is required to prepare an accounting restatement due to material noncompliance with financial reporting requirements.
The Company revised its existing compensation clawback policy to comply with the NYSE’s listing standards. More specifically, our amended policy mandates the recoupment of compensation for any accounting restatement regardless of circumstances as opposed to a mandatory restatement required to be implemented pursuant to GAAP. Recoupment of compensation generally is mandatory and applies to all Section 16 officers, including our NEOs, under our new policy as opposed to our old one which provided the Committee discretion and focused on individuals deemed most responsible for the mandatory restatement. The amended policy computes the amount to be recovered without regards to taxes paid by the executive as opposed to our old policy which reduced the amount to be recovered by the amount of taxes paid by the individual. The Committee will continue to monitor the practices in the clawback policies of other companies to evaluate the need for any future adjustments to our current policy that meets the NYSE’s requirements.
Employment and Change in Control Arrangements
The Company currently has an employment agreement with Mr. Walsh and change in control agreements with each of its current executive officers, including Messrs. Walsh, Lane and Smith and Mses. Morgan and Samson. The terms and conditions of the employment and change in control agreements are described in more detail below and reflected in the Post-Termination Payments and Benefits Table.

The Committee approved the employment agreement with Mr. Walsh to encourage him to remain with the Company, discourage competitors from attempting to hire him and protect the Company in the event that he departs by strictly prohibiting the disclosure of confidential information, limiting his ability to compete with the Company after employment termination, requiring the signing of a release agreement before the payment of severance benefits and imposing reasonable post-employment cooperation obligations. The Committee believes the change in control agreements serve the interests of our Company and its shareholders by ensuring that, when a change in control transaction is under consideration, our executives are able to advise our Board of Directors about the potential transaction in the best interests of shareholders, without being unduly influenced by personal considerations.
Onboarding of Mr. Lane
Mr. Lane commenced employment with the Company on July 5, 2022, as Senior Vice President and Segment Lead of the Company's Precision Products Segment. Mr. Lane's initial compensation package considered competitive market data compiled by the Company's independent compensation consultant for executives in similar roles, as well as those in similar positions who were externally recruited. Upon joining the Company, Mr. Lane received (i) a signing bonus of $200,000 (which was paid in January 2023, as he remained in the employ of the Company as of such date); (ii) an initial base salary of $450,000 per annum; (iii) an initial annual cash incentive opportunity with a target equal to 60% of his base salary (pro-rated to for his actual time employed during 2022) plus $200,000; and (iv) an initial long-term incentive opportunity consisting of a combination of stock options and restricted share awards valued at $1,000,000 (40% of which were in the form of nonqualified stock options and 60% of which were in the form of restricted share awards). He was also eligible to receive on the first anniversary of his employment with the Company an additional initial long-term incentive opportunity of stock options and restricted share awards valued at $1,000,000 (in the same proportion as the award made in 2022). Consistent with the terms of his employment offer, Mr. Lane received 48,987 nonqualified stock options and 24,510 restricted shares on July 5, 2023. Taken together, these initial equity awards made up for the estimated value of unvested equity awards that were forfeited by Mr. Lane when he left his prior employer to join the Company. Further, these awards in 2023 were in addition to Mr. Lane’s regular long-term incentive awards, which had a target award value equal to 140% of his base salary.
2023 NEO Terminations of Employment
On January 18, 2023, the Company announced the next phase in its portfolio reshaping and cost reduction efforts designed to focus resources on the highest growth opportunities, improve financial performance and position the Company to deliver sustainable shareholder value creation. In connection with those initiatives, the Company further announced that Mr. Lisle would be leaving the employ of the Company, effective as of January 27, 2023.
The Company entered into a separation and release agreement with Mr. Lisle that generally provides for the following termination payments and benefits: (i) a severance payment equal to $1,000,000, (ii) full vesting of outstanding restricted stock awards, (iii) eligibility to vest in a pro-rata portion of outstanding performance stock units, subject to the attainment of the financial targets set forth therein based on the actual financial performance of the Company and the portion of the performance period elapsed as of the executive’s departure date, and (iv) payment of his cash-based long-term incentive payment for the period from January 1, 2020 through December 31, 2022, which was paid in June 2023. These provisions generally were consistent with the Company’s historical treatment of executives who were involuntarily terminated. In exchange for these termination payments and benefits, the executive agreed to a number of restrictive covenants and executed a release of claims in favor of the Company.
Mr. Coogan voluntarily terminated his employment with the Company effective as of September 28, 2023 to pursue another opportunity outside the Company.
Stock Ownership Guidelines
The Company maintains stock ownership guidelines for both non-employee directors and corporate management. The Board believes that directors and senior management should have a significant equity position in the Company and that these guidelines further the Board’s interest in encouraging a longer-term focus in managing the Company. For information about the stock ownership guidelines for non-employee directors, please see "—2023 Director Compensation—Director Stock Ownership Guidelines, " in this Item 11 below.

The current stock ownership guidelines for senior management require all covered executives to achieve and continue to maintain the following stock ownership levels:

Position with the Company	Salary Multiple
President and CEO	5X
Chief Financial Officer	3X
All other Executive Officers	2X
All other Corporate Vice Presidents and Designated Senior Executives	1X
The Committee reviews the stock ownership levels of executives subject to these guidelines on a quarterly basis, and the Corporate Governance Committee reviews the stock ownership levels of all non-employee directors.
When considering whether the guidelines have been achieved at any particular point in time, the value of a share of Company stock is the highest of (i) the closing price of a share of Company stock on the NYSE on the most recent trading day preceding the date of determination; (ii) the highest closing price of a share of Company stock on the NYSE on the last trading day of each of the last five years; or (iii) $43.15, which was the closing price of a share of Company stock on the NYSE on December 31, 2021, the last trading day of the fiscal year immediately preceding the date on which the Board most recently amended and restated the guidelines.
For purposes of determining compliance with the guidelines, shares owned directly by a covered person or by his or her spouse or minor children, shares held in trust for the benefit of the covered person or for the benefit of his or her spouse or children, and unvested time-based restricted share awards and restricted stock units are included in the calculation of shares owned, but unvested performance share awards and unexercised stock options are excluded.
Each person subject to the guidelines is expected to use good faith efforts to attain the applicable stock ownership amount within a reasonable period of time after becoming subject to the guidelines or becoming subject to a higher ownership multiple, and is expected to continuously own a sufficient number of shares to meet the applicable stock ownership amount once it has been attained. Until the applicable stock ownership amount has been achieved, and thereafter whenever the applicable stock ownership amount has not been met, each person subject to the guidelines is expected to retain at least 50% of the shares of Company stock acquired upon grant, exercise or vesting of equity awards (including long-term performance awards payable in shares) granted under any equity compensation plan or program maintained by the Company, net of any shares surrendered to pay taxes and/or exercise prices.
Based on the Company’s stock ownership guidelines, Messrs. Walsh, Lane and Smith, as well as Ms. Morgan, had achieved their targeted stock ownership levels, with Ms. Samson progressing toward compliance.
For more information about the stock holdings of our directors and NEOs, please see "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Stock Ownership of Directors and Executive Officers".
Risk Assessment of Compensation Practices
Each year, management, including the Company’s Internal Audit Department, reviews the incentive compensation programs in which Named Executive Officers and other Company employees participate to assess whether such programs create risks that are reasonably likely to have a material adverse effect on the Company. Incentive compensation programs exist at our corporate headquarters and at the business unit level, and no particular business carries a significant portion of the Company’s overall risk profile. Stock incentive awards are also available under the Company’s incentive compensation plans for executives recommended by senior management. These awards are determined based upon parameters developed by the Compensation Committee’s independent compensation consultant and all awards are reviewed and approved by the Compensation Committee. The cash incentive compensation program for corporate executives is subject to performance parameters and dollar limitations with supervisor recommendations reviewed and approved by the CEO, the CFO and the CHRO. Cash incentive programs at our business units tend to be discretionary in nature with review and approval of all recommendations by business unit management. On the basis of this review, management has concluded that the Company’s existing incentive programs do not create risks that are reasonably likely to have a material adverse effect on the Company.

Short Sales, Hedging and Pledging
The Company’s Insider Trading Policy expressly prohibits directors, executive officers and other designated employees who participate in the Company's financial reporting process or otherwise have access to information relating thereto from engaging in short-term or speculative transactions in Company securities, including, among others, (i) short sales of Company securities; (ii) publicly traded options, puts, calls or other similar derivative securities; (iii) hedging or similar monetization transactions, such as zero-cost collars and forward sale contracts; and (iv) holding Company securities in a margin account or pledging Company securities as collateral for a loan. During 2021, this policy was amended to eliminate any ability for the issuance of a waiver or pre-approval, so that all such hedging and pledging transactions are now unconditionally prohibited.
Tax  Considerations
While the Committee considers the likely tax consequences of the various components of the Company’s executive compensation program and strives to safeguard the deductibility of executive compensation where possible, tax considerations do not drive the design of our executive compensation program. The Committee believes it is important to retain flexibility to structure the Company’s executive compensation program and practices in a manner that the Committee determines is in the best interests of the Company and its shareholders. The Committee retains discretion to operate the Company’s executive compensation program in a manner designed to promote varying company goals. Consistent with this philosophy and approach, the Committee has concluded that certain compensation arrangements are in the best interest of the Company and its shareholders and consistent with its compensation philosophy and strategy despite the fact that the arrangements may not be fully deductible for tax purposes.
Context of This Discussion
To the extent that the foregoing discussion contained future individual or Company performance targets and goals, they were disclosed solely to facilitate a better understanding of the Company’s executive compensation program. Such performance targets and goals should not be deemed to be statements of management's expectations or estimates of results or other guidance. We strongly encourage investors not to apply these statements in other contexts.
Compensation Committee Interlocks and Insider Participation
Each member of the Compensation Committee during 2023 was "independent" under the NYSE and SEC rules applicable to compensation committee members and otherwise in accordance with the Compensation Committee's charter and our Corporate Governance Principles. In addition, during 2023, no member of the Compensation Committee served as one of our officers or employees at any time. None of our executive officers served as a member of the Board of Directors or Compensation Committee of any other company that employed a member of our Board or the Compensation Committee during 2023. All members of the Compensation Committee were "non-employee directors" as defined in SEC Rule 16b-3(b)(3) during 2023.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included herein with management and concurs with its contents. Based on this review and discussion, the Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in its Annual Report on Form 10-K for the year ended December 31, 2023.

Compensation Committee:

Jennifer M. Pollino, Chair
Aisha M. Barry
A.William Higgins
This Compensation Committee Report shall not be deemed to be incorporated by reference by any general statement incorporating this Form 10-K by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under such statutes, except to the extent that the Company specifically incorporates the Compensation Committee Report by reference therein.

Summary Compensation Table
The table, footnotes and narrative below describe the aggregate compensation earned by each of our Named Executive Officers for the last three fiscal years (or such lesser period as the individual was a Named Executive Officer). For information on the role of each component of our executive compensation program, please see the discussion within the "Compensation Discussion and Analysis" section of this Item 11.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation(3) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(4) ($)	All Other Compensation(5) ($)	Total ($)
Ian K. Walsh President & Chief Executive Officer	2023	$824,000	—	$3,179,686	—	$992,576	—	$137,795	$5,134,057
	2022	$781,274	—	$2,290,408	—	$258,400	—	$223,710	$3,553,792
	2021	$687,500	—	$2,911,619	—	$1,154,200	—	$159,356	$4,912,675
Carroll K. Lane(6) Interim Chief Financial Officer & Senior Vice President, Segment Lead - Engineered and Precision Products	2023	$460,387	—	$1,341,869	$400,000	$350,406	—	$97,458	$2,650,120
	2022	$205,977	$200,000	$600,021	$400,000	$243,008	—	$13,087	$1,662,093

Richard S. Smith, Jr.(7) Senior Vice President, General Counsel and Secretary	2023	$417,084	—	$738,081	—	$278,864	—	$46,197	$1,480,226

Megan A. Morgan(7) Vice President. Chief Human Resources Officer	2023	$329,610	—	$373,743	—	$158,817	—	$19,215	$881,385

Kristen M. Samson Vice President, Chief Marketing Officer	2023	$306,774	—	$194,305	—	$147,466	—	$20,723	$669,268
	2022	$297,124	—	$207,007	—	$38,763	—	$36,906	$579,800
	2021	$271,980	—	$282,347	—	$183,653	$213	$56,177	$794,370
James G. Coogan(8) Former Senior Vice President and Chief Financial Officer	2023	$337,961	—	$708,808	—	—	$8,057	$23,288	$1,078,114
	2022	$417,505	—	$560,266	—	$83,334	—	$63,726	$1,124,831
	2021	$325,771	—	$179,442	—	$258,951	—	$25,906	$790,070
Shawn G. Lisle(9) Former Senior Vice President and General Counsel	2023	$56,057	—	—	—	—	—	$1,007,539	$1,063,596
	2022	$464,908	—	$499,055	—	$402,723	—	$79,160	$1,445,846
	2021	$444,777	—	$520,719	—	$815,963	—	$44,381	$1,825,840
(1)Amounts shown in the Stock Awards column reflect the aggregate grant date fair value of restricted stock awards and performance share units granted to our Named Executive Officers in accordance with FASB Accounting Standards Codification Topic 718 ("ASC 718"). For a discussion of valuation assumptions, see Note 22, Share-Based Arrangements, in our Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. Mr. Lane joined the company effective July 5, 2022, at which time he was granted Restricted Stock Awards.
(2)Amounts shown in the Option Awards column reflect the aggregate grant date fair value of stock options granted to our Named Executive Officers in accordance with ASC 718. For a discussion of valuation assumptions, see Note 22, Share-Based Arrangements, in our Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. Mr. Lane joined the company effective July 5, 2022, at which time he was granted Option Awards.
(3)Amounts for 2023 represent annual cash incentive awards earned by the Named Executive Officers under our annual cash incentive plans, which are discussed in the Compensation Discussion and Analysis. Amounts shown for Mr. Lisle in respect of 2022 have been adjusted to reflect the LTIP payouts approved in June 2023 in respect of cash-based LTIP Awards with performance periods ended December 31, 2022. Similarly, the amount shown for Mr. Lisle in respect of 2021 has been adjusted to reflect the LTIP payout approved in June 2022 in respect of a cash-based LTIP Awards with a performance period ended December 31, 2021. Our LTIP Award program is discussed in more detail in the Compensation Discussion and Analysis.
(4)Represents, to the extent applicable, the aggregate of (i) the total year-over-year change in actuarial present value of accrued benefits under our defined benefit pension plan (which was closed to new hires as of March 10, 2010 and under which benefits ceased accruing as of December 31, 2015), and (ii) above market or preferential earnings credited under the Company's non-qualified Deferred Compensation Plan. Only Mr. Coogan has accrued benefits under our defined benefit pension plan. The year-over-year change in actuarial present value of his accrued benefits was negative $74,655 and $14,843 for 2022 and 2021, respectively. Since these amounts are negative they are not included in the table pursuant to applicable SEC rules and regulations. There were no above market or preferential earnings credited to our NEOs under the Company's non-qualified Deferred Compensation Plan for any of the periods presented. All of these plans are discussed in more detail in the Compensation Discussion and Analysis.
(5)The following table sets forth the amounts of other compensation, including perquisites, paid to, or on behalf of, Named Executive Officers during 2023 included in the “All Other Compensation” column. Perquisites and other personal benefits are valued on the basis of the aggregate incremental cost to the Company.

	Mr. Walsh	Mr. Lane	Mr. Smith	Ms. Morgan	Ms. Samson	Mr. Coogan	Mr. Lisle
Senior Executive Life Insurance	$4,349	$1,098	$7,127	$1,075	$1,463	$630	$554
401(k) Plan Matching Contribution	$16,500	$16,500	$15,610	$11,552	$15,005	$16,500	$6,125
Supplemental Deferred Compensation	$75,240	$57,339	$12,269	$4,096	$1,554	$—	$—
Dividends on RSAs and RSUs	$41,706	$22,496	$5,116	$2,492	$2,701	$6,158	$860
Annual Physical & Wellness Incentive	$—	$—	$6,075	$—	$—	$—	$—
Other	$—	$25	$—	$—	$—	$—	$1,000,000
Totals	$137,795	$97,458	$46,197	$19,215	$20,723	$23,288	$1,007,539

(6)    Mr. Lane joined the Company on July 5, 2022. Compensation information for 2021 has been omitted pursuant to applicable SEC rules and regulations.
For more information relating to the onboarding of Mr. Lane, please see "Compensation Discussion and Analysis - Onboarding of Mr. Lane."
(7)    Mr. Smith and Ms. Morgan first became Named Executive Officers in 2023. Compensation information for 2021 and 2022 has been omitted pursuant to applicable SEC rules and regulations.
(8)    Mr. Coogan left the employ of the Company effective as of September 28, 2023.
(9)    Mr. Lisle left the employ of the Company effective as of January 27, 2023. For more information relating to Mr. Lisle's termination of employment, please see "Compensation Discussion and Analysis - 2023 NEO Terminations of Employment" and "Post-termination Payments and Benefits - 2023 NEO Terminations of Employment."

GRANTS OF PLAN-BASED AWARDS TABLE FOR FISCAL YEAR 2023
The following grants were made during the 2023 fiscal year to our Named Executive Officers pursuant to the Company’s Amended and Restated 2013 Management Incentive Plan.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (3) (#)	All Other Option Awards: Number of Securities Underlying Options(4) (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Executive	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
I. Walsh	2/21/2023	—	$832,000	$1,664,000	39,305	78,610	157,220	26,205	—	—	$3,179,686
C. Lane	2/21/2023	—	$278,100	$556,200	9,170	18,340	36,680	6,115	—	—	$741,865
	7/5/2023	—	—	—	—	—	—	24,510	48,987	$24.48	$1,000,004
R. Smith	2/21/2023	—	$233,750	$467,500	6,498	12,995	25,990	4,330	—	—	$525,577
	12/5/2023	—	—	—	—	—	—	9,972	—	—	$212,503
M. Morgan	2/21/2023	—	$133,124	$266,248	2,563	5,125	10,250	1,710	—	—	$207,333
	12/5/2023	—	—	—	—	—	—	7,809	—	—	$166,410
K. Samson	2/21/2023	—	$123,610	$247,219	2,403	4,805	9,610	1,600	—	—	$194,305
J. Coogan (5)	2/21/2023	—	$278,640	$557,280	8,763	17,525	35,050	5,840	—	—	$708,808
S. Lisle (5)		—	—	—	—	—	—	—	—	—	—
(1)Represents an annual cash incentive award granted under the Amended and Restated 2013 Management Incentive Plan in respect of 2023 performance. Satisfaction or achievement of the underlying performance criteria, and the resulting award payouts, were determined in February 2024. The maximum value of any annual cash incentive award granted under the Amended and Restated 2013 Management Incentive Plan in effect at the time of grant may not exceed $4,000,000; individual maximums for 2023 annual cash incentives are reflected in the table.
(2)Represents PSUs granted under the Amended and Restated 2013 Management Incentive Plan for the 2023-2025 performance cycle. If the Company's performance does not meet the pre-established "Threshold" level of performance, the NEOs would not be entitled to a payout.
(3)Represents a time-based restricted stock award ("RSA") under the Amended and Restated 2013 Management Incentive Plan. Restrictions lapse at a rate of 33.33% per year, beginning March 1 of the year following the grant date. Dividends are paid on the shares at the same rate paid to other shareholders. The shares underlying the RSA are included in the stock ownership table and are counted toward the Named Executive Officers' compliance with stock ownership guidelines. Consistent with the terms of his employment offer, Mr. Lane received an additional RSA grant under the Second Amended and Restated 2013 Management Incentive Plan on July 5, 2023, which will lapse at a rate of 33.33% per year on the first three anniversaries of the grant date. For Mr. Smith and Ms. Morgan, represents time-based restricted share awards granted on December 5, 2023 as special retention awards. See "Other Long-Term Incentives Awarded in 2023."
(4)Represents a nonqualified stock option under the Second Amended and Restated 2013 Management Incentive Plan. The options vest ratably over a three year period commencing as of the first anniversary of the date of grant.
(5)Mr. Coogan terminated his employment with the Company effective as of September 28, 2023. As a result, Mr. Coogan forfeited the granted 2023 annual and long-term incentive awards. Mr. Lisle ceased to be an executive officer prior to the grant of the 2023 annual and long-term incentive awards.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR 2023 YEAR-END
The following table lists the outstanding stock options and stock awards at December 31, 2023, for each of our Named Executive Officers.

		Option Awards				Stock Awards
Executive	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(2) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested(2) ($)
Ian K. Walsh	2/22/2021	—	—	—	—	6,462	(5)(11)	$154,765	26,065	$624,257
	2/22/2022	—	—	—	—	9,167	(6)(11)	$219,550	41,255	$988,057
	2/21/2023	—	—	—	—	26,205	(7)(11)	$627,610	78,610	$1,882,710
Carroll K. Lane	7/5/2022	13,040	26,081	$31.60	—	12,659	(8)(11)	$303,183	—	—
	2/21/2023	—	—	—	—	6,115	(7)(11)	$146,454	18,340	$439,243
	7/5/2023	—	48,987	24.48	—	24,510	(8)(11)	$587,015	—	$0
Richard S. Smith, Jr.	2/19/2014	3,340	—	$39.09	2/19/2024	—		—	—	—
	2/17/2015	4,310	—	$39.49	2/17/2025	—		—	—	—
	2/23/2016	8,095	—	$42.77	2/23/2026	—		—	—	—
	2/17/2017	8,430	—	$51.79	2/17/2027	—		—	—	—
	2/20/2018	7,575	—	$62.46	2/20/2028	—		—	—	—
	2/18/2019	5,636	1,409	$61.02	2/18/2029	259	(3)(11)	$6,203	—	—
	2/17/2020	4,581	3,054	$64.48	2/17/2030	504	(4)(11)	$12,071	—	—
	2/22/2021	—	—	—	—	483	(5)(11)	$11,568	1,450	$34,728
	2/22/2022	—	—	—	—	1,414	(6)(11)	$33,865	2,120	$50,774
	2/21/2023	—	—	—	—	4,330	(7)(11)	$103,704	12,995	$311,230
	12/5/2023	—	—	—	—	9,972	(9)(11)	$238,829	—	—
Megan A. Morgan	2/18/2019	2,944	736	$61.02	2/18/2029	135	(3)(11)	$3,233	—	—
	2/17/2020	2,388	1,592	$64.48	2/17/2030	262	(4)(11)	$6,275	—	—
	2/22/2021	—	—	—	—	228	(5)(11)	$5,461	2,060	$49,337
	2/22/2022	—	—	—	—	697	(6)(11)	$16,693	3,130	$74,964
	2/21/2023	—	—	—	—	1,710	(7)(11)	$40,955	5,125	$122,744
	12/5/2023	—	—	—	—	7,809	(9)(11)	$187,026	—	—
Kristen M. Samson	1/18/2021	—	—	—	—	1,050	(10)(11)	$25,148	—	—
	2/22/2021	—	—	—	—	228	(5)(11)	$5,461	2,060	$49,337
	2/22/2022	—	—	—	—	670	(6)(11)	$16,047	3,010	$72,090
	2/21/2023	—	—	—	—	1,600	(7)(11)	$38,320	4,805	$115,080
James G. Coogan	—	—	—	—	—	—		—	—	—
Shawn G. Lisle	2/22/2021	—	—	—	—	—		—	4,055	$97,117
	2/22/2022	—	—	—	—	—		—	3,216	$77,023

(1)Unless otherwise stated, options vest at the rate of 20% per year, beginning March 1 of the year following the grant date and have a term of 10 years. Vesting of these awards may be accelerated upon death, disability, retirement or upon termination of employment following a change in control event, or in other termination of employment circumstances in accordance with the employment agreement, in the case of Mr. Walsh, and change in control agreements for each Named Executive Officer and otherwise as provided in the equity plans under which the awards were granted. Please see the Post-Termination Payments and Benefits section.
(2)Market value is calculated based on the closing price of the Company’s Common Stock on December 29, 2023 (the last business day of the year), which was $23.95.
(3)Represents a time-based restricted share award granted on February 18, 2019.
(4)Represents a time-based restricted share award granted on February 17, 2020.
(5)Represents a time-based restricted share award granted on February 22, 2021.
(6)Represents a time-based restricted share award granted on February 22, 2022.
(7)Represents a time-based restricted share award granted on February 21, 2023.
(8)Represents a time-based restricted share award granted effective as of July 5, 2022 and July 5, 2023. Mr. Lane's stock options vest at the rate of 33 1/3% per year over three years from the date of grant.
(9)Represents time-based restricted share awards granted on December 5, 2023 as special retention awards for Mr. Smith and Ms. Morgan.
(10)Represents time-based restricted share award granted on January 18, 2021.
(11)Restrictions on all time-based restricted share awards granted prior to 2021 lapse at the rate of 20% per year, beginning March 1 of the year following the grant date. All time-based restricted share awards granted 2021 and beyond lapse at the rate of 33.3% per year, beginning March 1 of the year following the grant date. Lapsing of restrictions may be accelerated upon death, disability, retirement or upon termination of employment following a change in control event, or in other termination of employment circumstances in accordance with the employment agreement, in the case of Mr. Walsh, and change in control agreements for each Named Executive Officer and otherwise as provided in the equity plans under which the awards were granted. Please see the Post-Termination Payments and Benefits section.
Option Exercises and Stock Vested in Fiscal Year 2023
The following table provides information about the value realized by our Named Executive Officers on the exercise of stock options and the lapse of restrictions with respect to restricted stock awards during the 2023 fiscal year.

	Option Awards			Stock Awards
Executive	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise(1) ($)	Exercise Date	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(2) ($)	Vesting Date
Ian K. Walsh	—	—	—	2,447	$92,690	3/1/2023
	—	—	—	1,988	$75,296	3/1/2023
	—	—	—	3,142	$119,158	3/1/2023
	—	—	—	17,078	$579,058	9/8/2023
Carroll K. Lane	—	—	—	4,345	$154,934	7/5/2023
Richard S. Smith, Jr. (3)	—	—	—	4,330	$109,289	2/21/2023
Megan A. Morgan	—	—	—	84	$3,510	3/1/2023
	—	—	—	82	$3,406	3/1/2023
	—	—	—	143	$5,928	3/1/2023
	—	—	—	218	$9,048	3/1/2023
	—	—	—	205	$5,925	11/12/2023
Kristen M. Samson	—	—	—	145	$5,928	3/1/2023
	—	—	—	213	$8,710	3/1/2023
	—	—	—	223	$8,022	1/18/2023
James G. Coogan	—	—	—	79	$3,302	3/1/2023
	—	—	—	82	$3,432	3/1/2023
	—	—	—	88	$3,640	3/1/2023
	—	—	—	141	$5,850	3/1/2023
	—	—	—	704	$29,146	3/1/2023
Shawn G. Lisle	—	—	—	894	$31,129	1/27/2023
	—	—	—	2,022	$71,551	1/27/2023

(1)These amounts differ from those shown in the Summary Compensation Table. The amounts shown in the Summary Compensation Table for stock options represent the aggregate grant date fair value of awards made during 2023 in accordance with ASC 718. The amounts identified above represent the value actually received for all options (including previously vested but unexercised options) exercised in 2023 measured as the difference between the fair market value of a share of our Common Stock on the day the option was exercised and the exercise price of the option.
(2)These amounts differ from those shown in the Summary Compensation Table. The value of restricted stock awards included in the Summary Compensation Table represents the aggregate grant date fair value of awards made during 2023 valued in accordance with ASC 718. The amount shown above for restricted stock awards represents the actual value of the restricted stock awards on the date restrictions lapsed, determined based on the fair market value of a share of our Common Stock on that date.
(3)Mr. Smith is retirement eligible and thus is fully vested in equity awards upon grant date.

Pension Benefits
The table below shows the present value of accumulated benefits payable to Mr. Coogan at age 65 and the number of years of service credited to him under the Kaman Corporation Employees’ Pension Plan, which we call the "pension plan," and the SERP as of December 31, 2023. The pension plan was closed to new hires during 2010 and years of service credits for those already in the plan ceased to accrue as of December 31, 2015. Mr. Coogan is the only NEO with accrued benefits thereunder.

Name	Plan Name	Number of Years of Credited Service(1) (#)	Present Value of Accumulated Benefit(2) ($)	Payments During Last Fiscal Year ($)
James G. Coogan(3)	Kaman Corporation Employees’ Pension Plan	7.1	$73,281	—
	SERP	—	—	—
(1)The pension plan was closed to new hires during 2010 and years of service credits for those already in the plan ceased to accrue as of December 31, 2015. Thus, the number of years of credited service reflected in the table do not correspond to the number of years that a named participant has been employed by the Company.
(2)Represents the present value of accrued benefits under our pension plan and SERP based upon the following assumptions: (a) for the pension plan, that each executive is employed until retirement and his benefits commence at the earlier of normal retirement age (generally, age 65) or the earliest age at which an unreduced pension could be received (e.g., age 63 with 30 years of service) and (b) for the SERP, the change to interest rate methodology required under the Pension Protection Act of 2006 and elimination of pre-retirement mortality assumptions because SERP benefits are payable as a lump sum. Please see Note 17, Pension Plans, in our Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, for a description of material assumptions.
(3)Mr. Coogan does not participate in the SERP because the pension plan was frozen prior to his appointment as an executive officer. Messrs. and Mses. Walsh, Lane, Smith, Morgan, Samson and Lisle do not participate in the pension plan or the SERP because the plans were closed to new hires before they joined the Company.
The pension plan is a tax-qualified plan that provides benefits for full-time U.S. employees hired prior to June 1, 2009, at Kaman Industrial Technologies, and prior to March 1, 2010, at Kaman Corporation and other participating subsidiaries (with the exception of certain acquired companies that have not adopted the pension plan). Employees became participants upon their completion of certain hours of service requirements and became vested in their pension benefits generally upon attaining five years of continuous service, as defined by the pension plan. Normal retirement, as defined by the pension plan, is generally age 65, but employees may retire as early as age 55 with 5 years of service in accordance with pension plan provisions. The annual benefit under the pension plan is generally 60 percent of the average of the highest five years of "Covered Compensation" out of the final ten years of employment through December 31, 2010, less 50 percent of the primary social security benefit, reduced proportionately for years of service less than 30 years. At Kaman Corporation, the parent company, participants who joined the company prior to 2004, have 30 years of service, and have attained age 63, are permitted to retire with a pension benefit unreduced for early retirement. None of the Named Executive Officers is eligible for the unreduced pension. The pension plan limits the amount of pension benefits that may be provided to participants under this formula in accordance with certain limits under federal tax laws. To the extent these limits apply to certain executive officers, the Company provides an additional benefit under the SERP program. Except as provided below, our SERP program generally makes each participant whole for the benefits under the retirement formula described above that could not be provided under the pension plan due to these limits. Only salary and annual bonus amounts are treated as pensionable earnings on and after January 1, 2006. Benefits under the SERP are based on the highest five years of pensionable earnings over the last ten years through December 31, 2010, whether or not consecutive. The SERP has been amended to comply with the requirements of Section 409A of the Code.
The pension plan was closed to new hires on or after March 1, 2010. Existing employees at that time continue to participate in the pension plan subject to the following changes when calculating pension benefits: (i) changes in pay after 2010 are disregarded; (ii) compensation in the highest five years out of the last ten years of service prior to 2011 will be taken into account, whether or not consecutive; and (iii) a participant’s years of service as defined by the pension plan continued to count for accruing benefits under the pension plan through December 31, 2015. Corresponding changes were made to the SERP to assure consistency with the pension plan changes. These changes did not affect individuals who were already retired or had terminated employment and were vested in their pension benefit.
Non-Qualified Deferred Compensation Plan
The following table presents contribution, earnings and balance information under the Company’s Deferred Compensation Plan for our Named Executive Officers for 2023:

Name	Executive Contribution in Last FY(1) ($)	Registrant Contribution in Last FY(2) ($)	Aggregate Earnings in Last FY(3) ($)	Aggregate Withdrawals/Distributions(4) ($)	Aggregate Balance at Last FYE(5) ($)
Ian K. Walsh	$41,200	$75,240	$15,989	—	$371,641
Carroll K. Lane	—	$57,339	—	—	$57,339
Richard S, Smith, Jr.	$125,638	$12,269	$48,496	—	$1,321,116
Megan A. Morgan	$133,969	$4,096	$23,588	—	$567,243
Kristen M. Samson	$30,677	$1,554	$5,764	—	$76,318
James G. Coogan	—	—	$4,094	—	$105,299
Shawn G. Lisle	—	—	$15,186	$16,165	$378,094
(1)Represents the aggregate of (i) the elective contribution, if any, of a portion of the NEO's base salary (which amount, if any, is also included in the 2023 "Salary" column of the Summary Compensation Table) and (ii) the elective contribution, if any, of a portion of the NEO's annual cash incentive award for 2023 (which amount, if any, is also included in the 2023 "Non-Equity Incentive Plan Compensation" column of the Summary Compensation Table).
(2)Represents the Company contribution to each NEO's Deferred Compensation Plan account in respect of each NEO's 2023 compensation even though such amounts were not credited until 2024 (which amounts are also included in the 2023 "All Other Compensation" column of the Summary Compensation Table).
(3)Represents the aggregate earnings on each NEO's Deferred Compensation Plan account balance during 2023. To the extent that the aggregate earnings of any particular NEO during 2023 exceeded the investment performance that would have been attained had his entire account been credited with interest at the Interest Crediting Rate (as detailed below) for 2023, the excess has been reported in the 2023 "Change in Pension Value and Nonqualified Deferred Compensation Earnings" column of the Summary Compensation Table.
(4)Represents the aggregate withdrawals or distributions from the Deferred Compensation Plan to each NEO during 2023.
(5)Represents the aggregate year-end balances of each NEO under the Deferred Compensation Plan as of the end of 2023 plus Company contributions in respect of 2023 compensation that were not credited until 2024. Except for aggregate earnings on account balances that did not exceed the Interest Crediting Rate, the amounts shown in this column were previously reported in the Summary Compensation Table as "Salary," "Non-Equity Incentive Plan Compensation," "Change in Pension Value and Nonqualified Deferred Compensation Earnings" and "All other Compensation," as described above.
The Deferred Compensation Plan is a non-qualified, unfunded plan that provides certain designated executives, including the Company’s Named Executive Officers, the opportunity to defer up to 50% of their base salaries and 100% of their annual cash incentive awards for each calendar year. The plan also provides for the Company to make a supplemental deferred compensation contribution to each participant’s account in an amount equal to 10% of the participant’s eligible earnings that exceed the compensation limit established annually by the Internal Revenue Service.
Until July 11, 2016, the deferred compensation account balances of all participants were credited with interest based on an annual interest rate equal to 120% of the Applicable Federal Long-Term Rate in effect for the month of October immediately preceding the beginning of each applicable plan year (the "Interest Crediting Rate"). For the 2023 plan year, the Interest Crediting Rate was 4.05%. Effective as of July 11, 2016, the plan was amended to make available to participants various market-based investment crediting options for the deemed investment of up to 50% of their then-existing account balances as of July 11, 2016 and 100% of their own deferral contributions after July 11, 2016. All supplemental deferred compensation contributions made by the Company will continue to be credited with interest based on the annual Interest Crediting Rate in effect from time-to-time.

Post-Termination Payments and Benefits
The Company has committed to provide additional compensation to our Named Executive Officers in the event of a termination of employment under specified circumstances, including in connection with a change in control of the Company. A narrative description of these commitments and an estimate of the additional compensation that each of our Named Executive Officers would have received if a qualifying termination of employment had occurred on December 31, 2023, are set forth below.
Payment of Accrued Amounts
Regardless of the manner in which the employment of any Named Executive Officer (including a Named Executive Officer not party to an employment agreement) terminates, he or she is entitled to receive amounts previously earned during the term of his or her employment (which amounts are referred to in this discussion as "Accrued Amounts"). Such Accrued Amounts include, but are not limited to, (i) unpaid base salary through the date of termination and any accrued vacation in accordance with Company policy; (ii) any unpaid bonus or other short-term and long-term incentive compensation (cash or equity) earned with respect to any completed fiscal year; (iii) reimbursement for any unreimbursed expenses incurred through the date of termination; and (iv) all other payments and benefits to which the Named Executive Officer may be entitled under the terms of any applicable compensation arrangement or benefit program of the Company, including any applicable pension, retirement and insurance benefits. For more information about the retirement and other benefits payable to our Named Executive Officers, please refer to the Compensation Discussion and Analysis section of this Item 11.
Employment Agreements
On December 31, 2023, the only NEO who had an employment agreement with the Company was Mr. Walsh, our Chairman, President and Chief Executive Officer. The employment agreement (the "Walsh Employment Agreement") was entered into by and between the Company and Mr. Walsh on August 20, 2020, with an effective date of September 8, 2020 (the "Effective Date"), and was amended on August 9, 2023. The Walsh Employment Agreement provides for a three-year term of employment commencing as of the Effective Date and ending on the third anniversary of the Effective Date. Pursuant to the amendment to the agreement, the term of the agreement was extended an additional three years to end on the sixth anniversary of the Effective Date. The terms and conditions triggering potential payments and benefits under the Walsh Employment Agreement are summarized below. However, any payments or benefits available pursuant to the Change in Control Agreement entered into with Mr. Walsh will be paid in lieu of any of the payments or benefits set forth below pursuant to the Walsh Employment Agreement.
For purposes of the Walsh Employment Agreement and the discussion that follows, the term "Cause" is defined to mean and include (i) the conviction of, or a plea of guilty or nolo contendere to, a felony or any crime involving moral turpitude, dishonesty, fraud, theft or financial impropriety; or (ii) a determination by a majority of the Board, acting in good faith, that Mr. Walsh has (A) willfully and continuously failed to substantially perform his duties; (B) engaged in illegal conduct, an act of dishonesty or gross misconduct, in each case which is in the course of his employment and materially injurious to the Company; (C) willfully violated a material requirement of the Company’s Code of Conduct or the executive’s fiduciary duty to the Company; or (D) violated his representation to the Company regarding his right to enter into the Walsh Employment Agreement and perform services thereunder and that he had not engaged in, or been the subject of allegations related to workplace misconduct or impropriety.
The term "Good Reason" is defined to mean any one of the following events, if it occurs without Mr. Walsh's consent after providing the Company notice and an opportunity to cure: (i) the removal of Mr. Walsh from the position of President and Chief Executive Officer (other than for Cause or temporarily while Mr. Walsh is physically or mentally incapacitated); (ii) a material reduction in Mr. Walsh's base salary or annual target bonus opportunity (other than a general reduction for all similarly situated executives in substantially the same proportion); (iii) a failure to pay the compensation or benefits specified in the agreement; (iv) the relocation of Mr. Walsh's principal place of employment by more than 50 miles; or (v) the assignment of duties that are materially inconsistent with Mr. Walsh's position as President and Chief Executive Officer (other than temporarily while Mr. Walsh is physically or mentally incapacitated).
Termination by the Company for Cause or by the Executive without Good Reason. In the event that Mr. Walsh's employment is terminated by the Company for "Cause" (other than a termination due to death or disability) or by Mr. Walsh without "Good Reason," Mr. Walsh would be entitled to receive only the Accrued Amounts.

Termination by the Company without Cause or by the Executive for Good Reason. In the event that Mr. Walsh's employment is terminated by the Company without Cause or by Mr. Walsh with Good Reason, Mr. Walsh would be entitled to receive the following compensation and benefits (in addition to the Accrued Amounts):
•a pro-rata portion of his annual bonus for the performance year in which the termination occurs, based upon actual financial performance and payable at the time that annual bonuses are paid to other senior executives of the Company;
•a lump-sum payment equal to two times the sum of his then-current base salary and target annual bonus opportunity;
•a pro-rata payment for each outstanding long-term incentive plan award for which the performance period has not been completed, based upon actual financial performance and payable as and when paid to other participants;
•continued participation in all medical, dental and vision plans covering Mr. Walsh and his eligible dependents for up to 24 months (with Mr. Walsh continuing to make his share of premium payments), subject to offset due to future employment; and
•full vesting of the Company restricted stock units granted to Mr. Walsh in connection with the commencement of his employment.
Termination Due to Disability or Death. In the event of Mr. Walsh's disability or death, Mr. Walsh (or his estate) would be entitled to receive the following compensation and benefits (in addition to the Accrued Amounts):
•a pro-rata portion of his annual bonus for the performance year in which the termination occurs based upon target performance, payable at the time that annual bonuses are paid to other senior executives;
•full vesting of the Company restricted stock units granted to Mr. Walsh in connection with the commencement of his employment; and
•benefits under the Company’s disability plan or payments under the Company’s life insurance plan, as applicable.
For purposes of the Walsh Employment Agreement, a "disability" is considered to exist if the executive has been absent from fully performing his responsibilities due to physical or mental illness for a period of six consecutive months.
Change in Control Agreements
On December 31, 2023, we had change in control agreements with all NEOs other than Messrs. Coogan and Lisle, each of whom were no longer employed by the Company as of that date, pursuant to which the NEO is entitled to severance benefits upon a qualifying termination of employment occurring in connection with a change in control. Other than as noted below, the terms and conditions triggering payments under these agreements upon the termination of employment of each such Named Executive Officer in connection with a change in control are substantially similar.
The change in control agreements generally provide that, if an executive’s employment is terminated by the Company without "Cause" (other than due to death or disability) or by the executive for "Good Reason" during the twenty-four month period immediately following a change in control (or during a potential change in control period), the executive would be entitled to receive the following severance benefits:
•an immediate lump-sum cash payment equal to three times the executive’s base salary, in the case of Mr. Walsh, and two times, in the case of the other Named Executive Officers, plus three times, in the case of Mr. Walsh, and two times, in the case of the other Named Executive Officers, the executive's target annual bonus in effect immediately preceding the date of termination;
•a pro-rata portion of the Named Executive Officer’s target annual bonus for the performance year in which the termination occurs;
•continued participation at active employee rates for 24 months in all medical, dental and accidental death and disability plans which cover the executive and the executive’s eligible dependents, subject to offset due to future employment;
•full vesting of outstanding equity or equity-based compensation awards (at the target level of performance, where applicable); and
•reimbursement for up to $30,000 (in the aggregate) for outplacement services until the earlier of the first anniversary of the date of termination or the first day of the executive’s employment with a new employer.

For purposes of the change in control agreements, a "change in control" is deemed to have occurred if: (i) a person unaffiliated with the Company acquires control of more than thirty-five percent of our voting securities; (ii) there is a change in more than fifty percent of our Directors over two consecutive years which is not Board-approved; (iii) a merger is effectuated with an unrelated entity that results in our shareholders owning fifty percent or less of the voting securities of the merged entity (or its parent company); or (iv) there is a sale of substantially all of the Company’s assets to an unrelated third party or shareholder approval of a plan of complete liquidation or dissolution of the Company. A change in control does not include any related party and management buyout transactions.
For purposes of the change in control agreements, "Cause" means that the Named Executive Officer’s employment is terminated due to any one of the following events: (i) the willful and continued failure to substantially perform his or her duties with the Company after notice from the Company, or (ii) the willful engaging in conduct which is demonstrably and materially injurious to the Company or its subsidiaries, monetarily or otherwise.
For purposes of the change in control agreements, "Good Reason" means the occurrence (without the executive’s express written consent) after any change in control, or during a potential change in control period, of any one of the following acts or failures to act by the Company: (i) the assignment to the executive of any duties that are inconsistent with the executive’s status as an officer of the Company or a substantial diminution in the nature or status of the executive’s responsibilities from those in effect immediately prior to the change in control (or the commencement of the potential change in control period); (ii) a reduction in the executive’s then-current annual base salary; (iii) the relocation of the executive’s principal place of employment by more than 50 miles; (iv) the failure to pay to the executive any portion of his current or deferred compensation, within 30 days of the date such compensation is due; (v) the failure to continue in effect any compensation plan in which the executive participates immediately prior to the change in control (or the commencement of the potential change in control period) which is material to his total compensation without an equitable substitute; (vi) the failure to provide life insurance, health and accident, or disability benefits that are substantially similar to those in which the executive was participating immediately prior to the change in control (or the commencement of the potential change in control period); (vii) the failure to provide the executive with the number of paid vacation days to which he was entitled immediately prior to the change in control (or the commencement of the potential change in control period); (viii) any purported termination of the executive’s employment which is not effectuated in accordance with the employment termination procedures for cause set forth in the change in control agreement, or (ix) the failure of any successor to the Company to expressly assume and agree to perform the agreement in accordance with its terms prior to the effectiveness of any such succession. In no event will the executive have Good Reason to terminate employment under the change in control agreement due solely to a suspension of the executive’s position, job functions, authorities, duties and responsibilities while on paid administrative leave.
Each change in control agreement includes a so-called “better net after-tax cutback” provision providing that, if the compensation and benefits payable to the executive in connection with a change in control would be subject to an excise tax under Section 4999 of the Code, such amounts will either be paid in full or reduced to the level that would avoid application of the excise tax, whichever would place the executive in a better after-tax position.
2023 NEO Terminations of Employment
On January 18, 2023, the Company announced the next phase in its portfolio reshaping and cost reduction efforts designed to focus resources on the highest growth opportunities, improve financial performance and position the Company to deliver sustainable shareholder value creation. In connection with those initiatives, the Company further announced that Mr. Lisle would be leaving the employ of the Company, effective as of January 27, 2023.
The Company entered into a separation and release agreement with Mr. Lisle that generally provides for the following termination payments and benefits: (i) a severance payment equal to $1,000,000, (ii) full vesting of outstanding restricted stock awards, (iii) eligibility to vest in a pro-rata portion of outstanding performance stock units, subject to the attainment of the financial targets set forth therein based on the actual financial performance of the Company and the portion of the performance period elapsed as of the executive’s departure date, and (iv) payment of his cash-based long-term incentive payment for the period from January 1, 2020 through December 31, 2022, which was paid in June 2023. These provisions generally were consistent with the Company’s historical treatment of executives who were involuntarily terminated. In exchange for these termination payments and benefits, each executive agreed to a number of restrictive covenants and executed a release of claims in favor of the Company.
Mr. Coogan voluntarily terminated his employment with the Company effective as of September 28, 2023 to pursue another opportunity outside the Company.

The Post-Termination Benefit Table that follows sets forth the estimated compensation that each of our current Named Executive Officers would have received if a qualifying termination of employment were to have occurred on December 31, 2023, under the circumstances indicated. For purposes of the Post-Termination Benefits Table that follows, the post-termination benefits illustrated for Mr. Lisle relate solely to the compensation and other benefits payable under his separation and release agreement as described above, while the termination benefits illustrated for Mr. Coogan are those to which he became entitled in connection with his voluntary termination of his employment with the Company effective as of September 28, 2023.
Equity Incentive Plans
The Company maintains equity incentive plans providing for the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted shares, restricted stock units, performance share awards, other stock-based awards and cash-based awards to employees, non-employee Directors, and consultants in order to promote the long-term success of the Company. These awards currently are made under the terms and provisions of the Kaman Corporation Second Amended and Restated 2013 Management Incentive Plan (the "MIP").
The MIP currently provides that if a "change in control" (as defined in the MIP) of the Company occurs and either (i) an outstanding time-based equity award is not assumed or substituted or (ii) an outstanding time-based equity award is assumed or substituted and the participant has a qualifying termination of employment or service within twenty-four (24) months, then any unvested or unexercisable portion of such award becomes fully vested and exercisable, and the restrictions, deferral limitations, payment conditions and forfeiture conditions applicable to such an award lapse and any performance conditions are deemed to be achieved at the target level of performance. There is no automatic 100% vesting of time-based equity awards upon a change in control. It is anticipated that equity awards based on attaining performance goals will be settled upon a change in control based upon the extent to which the performance goals have been achieved from the start of the performance cycle until the date of the change in control and the level of anticipated performance as of the date of the change in control. There is no automatic vesting of these performance-based equity awards at target or a greater level regardless of performance.
Coordination of Benefits
Executives are not entitled to receive duplicative severance benefits under the plans and agreements described above. If an executive’s employment with the Company is terminated under circumstances that would result in the payment of severance benefits under the executive’s change in control agreement, the severance benefits payable under the change in control agreement will be paid in lieu of any severance benefits that otherwise would be payable under the executive’s employment agreement, if any. An executive is entitled to severance benefits under his employment agreement or change in control agreement only after signing a general release, the form and content of which is specified in the change of control agreements.
Assumptions Relating to Post-Termination Benefit Table
The Post-Termination Benefit Table set forth below summarizes, in tabular format, the estimated compensation that each of our Named Executive Officers would have received if a qualifying termination of employment were to have occurred on December 31, 2023, under the circumstances indicated.
The following assumptions, which are believed to be reasonable in the aggregate, were used to generate the estimates set forth below. There can be no assurance, however, that an actual termination of employment would produce the same or similar results.
•Mr. Coogan's benefits are those to which he became entitled in connection with the actual voluntary termination of his employment with the Company effective as of September 28, 2023.
•Mr. Lisle's benefits are those to which he became entitled in connection with the actual termination of his employment with the Company effective as of January 23, 2023. See "2023 NEO Terminations of Employment."
•Except as noted above with respect to Messrs. Coogan and Lisle, all Named Executive Officers are deemed to have terminated their employment with the Company effective as of December 31, 2023, under the circumstances indicated.
•All Accrued Amounts are omitted from the table because they were earned by the Named Executive Officers without regard to the specified triggering events. Accrued Amounts include, among others, (i) amounts earned in respect of annual cash incentive and LTIP awards for the period ended December 31, 2023, (ii) the value of all stock options and restricted stock awards that were fully vested as of

December 31, 2023, and (iii) amounts payable in respect of pension and other retirement benefits, including the Deferred Compensation Plan, which were vested as of December 31, 2023. See "Coordination with Other Tables," below.
•Any amounts payable with respect to contracts, agreements, plans or arrangements that do not discriminate in scope, terms or operation in favor of executive officers and are generally available to all salaried employees are omitted from the table in accordance with applicable SEC rules and regulations.
•All unvested performance share units ("PSUs") held by NEOs with change in control agreements are assumed to have vested in full at target as of December 31, 2023, in connection with an assumed change in control. A pro rata portion of such unvested PSUs are assumed to have vested at target in connection with death or disability. In all other circumstances, all unvested PSUs are assumed to have been forfeited immediately upon an NEO's termination of employment in connection with a specified termination event.
•All unvested restricted share awards ("RSAs") held by NEOs with change in control agreements are assumed to have vested in full as of December 31, 2023, in connection with an assumed change in control. All such unvested RSAs are assumed to have vested in full in connection with death or disability. In all other circumstances, all unvested RSAs are assumed to have been forfeited immediately upon an NEO's termination of employment in connection with a specified termination event.
•All unvested restricted stock awards and performance share units that are assumed to have vested in connection with an assumed termination event are valued based upon the closing price of our Common Stock on the NYSE on December 29, 2023, which was $23.95.
•Additional notes and other explanatory information are set forth in the notes to the table.
Coordination with Other Tables
The Post-Termination Benefit Table does not duplicate certain amounts disclosed elsewhere in this proxy statement or with respect to which the Named Executive Officers were vested on or before December 31, 2023, without regard to the triggering events specified in the table. These amounts include, among others, the following:
•Stock options and restricted stock awards that vested on or before December 31, 2023;
•Pension benefits, which are summarized in the Pension Benefits table;
•Vested amounts payable under the Deferred Compensation Plan, which are summarized in the Non-Qualified Deferred Compensation Plan table; and
•Unreimbursed business expenses.

[Rest of Page Intentionally Left Blank]

POST-TERMINATION BENEFITS TABLE
Executive	Benefit	Termination Event
		Termination for Cause or without Good Reason	Termination without Cause or with Good Reason(1)	Termination without Cause or with Good Reason in Connection with a Change in Control (2)	Retirement	Disability	Death

Ian K. Walsh	Cash Severance(3)	—	$3,649,152	$4,992,000	—	—	—
President and Chief Executive Officer	Performance Shares(4)	—	$1,910,531	$1,910,531	—	$1,910,531	$1,910,531
	Restricted Stock(5)	—	$1,001,924	$1,001,924	—	$1,001,924	$1,001,924
	Health & Welfare(6)	—	$52,018	$52,018	—	$120,000	—
	Life Insurance(7)	—	—	$10,636	—	—	$1,200,000
	Outplacement Services	—	—	$30,000	—	—	—
	Total	$0	$6,613,625	$7,997,109	$0	$3,032,455	$4,112,455

Carroll K. Lane	Cash Severance(3)	—	—	$1,483,200	—	—	—
Interim Chief Financial Officer and Senior Vice President, Segment Lead - Engineered and Precision Products	Performance Shares(4)	—	—	$146,414	—	$146,414	$146,414
	Restricted Stock(5)	—	—	$1,036,652	—	$1,036,652	$1,036,652
	Health & Welfare(6)	—	—	—	—	$120,000	—
	Life Insurance(7)	—	—	$3,933	—	—	$1,000,000
	Outplacement Services	—	—	$30,000	—	—	—
	Total	$0	$0	$2,700,199	$0	$1,303,066	$2,183,066

Richard S. Smith, Jr.	Cash Severance(3)	—	—	$1,530,000	—	—	—
Senior Vice President, General Counsel and Secretary	Performance Shares(4)(9)	$172,320	$172,320	$172,320	$172,320	$172,320	$172,320
	Restricted Stock(5)(9)	$406,240	$406,240	$406,240	$406,240	$406,240	$406,240
	Health & Welfare(6)	—	—	$16,988	—	$120,000	—
	Life Insurance(7)	—	—	$16,416	—	—	$1,000,000
	Outplacement Services	—	—	$30,000	—	—	—
	Total	$578,560	$578,560	$2,171,964	578,560	$698,560	$1,578,560

Megan A. Morgan	Cash Severance(3)	—	—	$1,299,525	—	—	—
Vice President and Chief Human Resources Officer	Performance Shares(4)	—	—	$140,227	—	$140,227	$140,227
	Restricted Stock(5)	—	—	$259,642	—	$259,642	$259,642
	Health & Welfare(6)	—	—	$2,728	—	$120,000	—
	Life Insurance(7)	—	—	$2,845	—	—	$800,000
	Outplacement Services	—	—	$30,000	—	—	—
	Total	$0	$0	$1,734,967	$0	$519,869	$1,199,869

Kristen M. Samson	Cash Severance(3)	—	—	$865,267	—	—	—
Vice President and Chief Marketing Officer	Performance Shares(4)	—	—	$135,757	—	$135,757	$135,757
	Restricted Stock(5)	—	—	$84,975	—	$84,975	$84,975
	Health & Welfare(6)	—	—	$2,705	—	$120,000	—
	Life Insurance(7)	—	—	$3,619	—	—	$800,000
	Outplacement Services	—	—	$30,000	—	—	—
	Total	$0	$0	$1,122,323	$0	$340,732	$1,020,732

James G. Coogan	Cash Severance(8)	—	—	—	—	—	—
Former Senior Vice President and Chief Financial Officer	Performance Shares(8)	—	—	—	—	—	—
	Restricted Stock(8)	—	—	—	—	—	—
	Health & Welfare(8)	—	—	—	—	—	—
	Life Insurance(8)	—	—	—	—	—	—

POST-TERMINATION BENEFITS TABLE
Executive	Benefit	Termination Event
		Termination for Cause or without Good Reason	Termination without Cause or with Good Reason(1)	Termination without Cause or with Good Reason in Connection with a Change in Control (2)	Retirement	Disability	Death
	Outplacement Services	—	—	—	—	—	—
	Total	$0	$0	$0	$0	$0	$0

Shawn G. Lisle	Cash Severance (8)	—	$1,000,000	—	—	—	—
Former Senior Vice President and General Counsel	Performance Shares(8)	—	$174,140	—	—	—	—
	Restricted Stock(8)	—	$102,679	—	—	—	—
	LTIP Awards(8)	—	$319,333	—	—	—	—
	Health & Welfare(8)	—	—	—	—	—	—
	Life Insurance(8)	—	—	—	—	—	—
	Outplacement Services	—	—	—	—	—	—
	Total	$0	$1,596,152	$0	$0	$0	$0
(1)Reflects amounts due to Mr. Walsh under his employment agreement, assuming his employment is terminated by the Company without "Cause" or by Mr. Walsh for "Good Reason," as such terms are defined in his employment agreement. Only Mr. Walsh had an employment agreement on December 31, 2023.
(2)Reflects amounts due to each executive under his change in control agreement, assuming the executive's employment is terminated during the "change in control" protection period other than (i) by the Company for "Cause," (ii) by reason of death or disability, or (iii) by the executive without "Good Reason," as such terms are defined in the change in control agreements. For Mr. Smith and Ms. Morgan, reflects the acceleration of cash payments under the December 2023 retention awards. See "Other Long-Term Incentives Awarded in 2023."
(3)Reflects two times (or, for Mr. Walsh, three times in the event of a change in control) 2023 base salary and the executive's target bonus opportunity for a termination in connection with a change in control (or the executive's prior year bonus for a termination not in connection with a change in control).
(4)Reflects the value of unvested PSUs that become fully vested upon a qualifying termination.
(5)Reflects the value of unvested RSAs and RSUs that become fully vested upon a qualifying termination.
(6)Reflects, as applicable, the value of the Company’s share of premium payments to be made for medical and dental for 24 months, based on 2023 premiums for active employees with one dependent, and the annual long-term disability benefit to which each executive would be entitled, which is generally equal to 60% of base salary with an annual cap of $120,000. The Company's long-term disability program is fully insured, so any disability payments would be the responsibility of the insurer.
(7)Reflects the death benefit payable under the Company's senior executive life insurance program, which is fully insured. Any death benefits would be the responsibility of the insurer.
(8)Mr. Coogan's benefits are those to which he became entitled in connection with the actual voluntary termination of his employment with the Company effective as of September 28, 2023. Mr. Lisle's benefits are those to he they became entitled in connection with the actual termination of his employment with the Company effective as of January 23, 2023. See "2023 NEO Terminations of Employment."
(9)Mr. Smith is retirement eligible and thus entitled to receive the value of unvested PSUs and unvested RSAs upon a qualifying termination event.

2023 Director Compensation
The Corporate Governance Committee reviews the amount and form of compensation paid to our non-employee directors on an annual basis with the assistance of the independent compensation consultant to the Compensation Committee. For each assessment, the independent compensation consultant conducts a review of director compensation levels, practices and trends and delivers a competitive market assessment of director compensation to the committee. Informed by the competitive market assessment, the committee approves adjustments to the non-employee director compensation program, when and as determined to be appropriate, which are then ratified and approved by the full Board of Directors.
From time to time, special activities may be undertaken by one or more directors at the request of the Board and, in such cases, additional fees may be paid. There were no such special activities during 2023.
Directors may defer all, or a portion, of their cash compensation. Interest accrues on such deferrals at the Applicable Federal Long-Term Rate. When a director ends his or her service on the Board, distributions are made either in quarterly installments over a maximum period of 10 years or in a lump sum, based on prior elections made in connection with each deferral. Distributions are made beginning either in the next calendar quarter after the date service ends or on the following January 1 at the prior election of the director.
The non-employee director compensation levels for 2023 were approved by the Corporate Governance Committee in November 2020 based on a competitive market assessment delivered to the committee at that time and reflect no change from the prior year.
The following table summarizes the director fee schedule in effect throughout 2023:

2023 BOARD RETAINER AND MEETING FEE TABLE
Description	Amount/Value
Cash:
Retainer Fees (payable quarterly in arrears)(1):
Board	$75,000
Lead Director	$30,000
Committee Chairs:
Audit Committee	$30,000
Corporate Governance Committee	$20,000
Compensation Committee	$25,000
Finance Committee	$20,000
Committee Members:
Audit Committee	$15,000
Corporate Governance Committee	$8,500
Compensation Committee	$10,000
Finance Committee	$8,500
Equity:
Stock Award(2)	Restricted Shares with 1 year vesting having a fair market value equal to $125,000
(1)In addition to these annual retainers, Board members may receive additional meeting fees ($1,500 for an in-person meeting and $750 for a telephonic meeting) for "special" board meetings. Special board meetings are defined as meetings that are in addition to the meetings regularly scheduled in advance. Committee members may also receive additional meeting fees ($1,500 for an in-person meeting and $750 for a telephonic meeting) for any committee meeting that exceeds the number of regularly scheduled committee meetings by more than two.
(2)Each non-employee director restricted share award was made under the Second Amended and Restated 2013 Management Incentive Plan at the annual Board meeting held in conjunction with the annual meeting of shareholders. The number of shares for this award is determined based upon the closing price of the Company's Common Stock on the NYSE on the day prior to the date of grant (rounded up to the nearest whole share), in accordance with the plan. Restrictions lapse with respect to all (100%) of the shares on the first anniversary of the grant date.
The following table provides information about the compensation that our non-employee directors earned during 2023. The table does not include Mr. Walsh, our Chairman and our President and Chief Executive Officer, who received no additional compensation for his service as a director.
2023 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	All Other Compensation	Total
Aisha M. Barry	$107,500	$125,022	—	$232,522
E. Reeves Callaway III(3)	$29,005	—	—	$29,005
A. William Higgins	$110,250	$125,022	—	$235,272
Scott E. Kuechle	$129,500	$125,022	—	$254,522
Michelle J. Lohmeier	$126,750	$125,022	—	$251,772
Jennifer M. Pollino	$158,250	$125,022	—	$283,272
Niharika Ramdev	$106,750	$125,022	—	$231,772
(1)Cash amounts included in the table represent the annual retainers, committee chair fees, lead director fees and committee member fees earned for the year ended December 31, 2023, as well as any additional meeting fees paid during fiscal 2023.
(2)Represents the grant date fair value of stock awards granted during fiscal 2023, calculated in accordance with applicable accounting standards related to share-based award payments. This amount is calculated by multiplying the closing price of our Common Stock on the NYSE on the date prior to such grants by the number of shares awarded. Each stock award consisted of 5,559 shares of Common Stock issued under our Second Amended and Restated 2013 Management Incentive Plan on April 19, 2023. For additional information on the calculation of the awards, please refer to Note 22, Share-Based Arrangements, to the Company’s audited consolidated financial statements for the year ended December 31, 2023, set forth in the Company's Annual Report on Form 10-K for the year then ended.
(3)Retired from the Board effective as of April 19, 2023, the date of the 2023 Annual Meeting of Shareholders. Because of his retirement, Mr. Callaway did not receive an equity award for 2023.

Director Stock Ownership Guidelines. The Board has adopted stock ownership guidelines for non-employee directors. The current guidelines call for non-employee directors to own shares of Company stock having a value equal to at least five times the annual cash retainer, resulting in a current stock ownership requirement of $375,000, based on the current annual cash retainer of $75,000. Directors who do not meet the ownership guidelines must hold shares received pursuant to their annual equity grants for a period of three years or until the guidelines are met, whichever is earlier. The Corporate Governance Committee periodically reviews the progress of each non-employee director toward the achievement of these guidelines. As of December 31, 2023, all non-employee directors were in compliance with the new guidelines, except for Ms. Ramdev who was first elected to the Board on June 7, 2022.
PAY RATIO DISCLOSURE
As required by the Dodd-Frank Act and Regulation S-K of the Exchange Act, we are providing the following information about the relationship of the total compensation of our Chief Executive Officer (our "CEO") and the median of the annual total compensation of our employees for 2023 (our "2023 CEO Pay Ratio”). Our 2023 CEO Pay Ratio is a reasonable good faith estimate of the relationship between the total compensation paid to our CEO and the median of the annual total compensation of our employees for 2023, calculated in a manner consistent with Item 402(u) of Regulation S-K. Because applicable SEC rules for identifying the median employee and calculating the pay ratio allow companies to use different methodologies, apply certain exclusions and make reasonable estimates and assumptions that reflect their compensation practices, our 2023 CEO Pay Ratio may not be comparable to the pay ratios reported by other companies, as they may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.
Our 2023 CEO Pay Ratio was 96:1, calculated as follows:
•the annual total compensation of Mr. Walsh, our CEO throughout 2023, was $5,134,057; and
•the median of the annual total compensation of all of our employees (other than Mr. Walsh), determined in accordance with Item 402(u) of Regulation S-K, was $53,472.

Methodology for Determining Our "Median Employee"
For purposes of the foregoing CEO pay ratio disclosure, we were required to identify the "median employee” of our worldwide workforce, without regard to their location, compensation arrangements or employment status (full-time versus part-time) and then determine the annual total compensation that "median employee” earned during 2023. The applicable SEC rules require us to identify a "median employee" only once every three years, as long as there have been no material changes in our employee population or employee compensation arrangements that we reasonably believe would result in a significant change to our CEO pay ratio disclosure. The median employee we used for our 2022 CEO pay ratio disclosure, who was first identified as of October 1, 2021, is no longer employed at the Company. However, there has been no significant change to our employee population or employee compensation arrangements that we reasonably believe would result in a significant change to our CEO pay ratio disclosure. Accordingly, as permitted under SEC rules, we have substituted a new median employee with substantially similar compensation as the original median employee for purposes of our 2023 ratio.
We use a variety of pay elements to structure the compensation arrangements of our employees. For purposes of measuring the compensation used to identify the "median employee,” we utilized base salary / wages and overtime pay, plus actual annual cash incentive compensation (annual bonus) and allowances as the relevant compensation measures. We also annualized the compensation of employees to cover the full calendar year and treated new hires as if they were hired at the beginning of the year, as permitted by applicable SEC rules and regulations. We did not make any cost-of-living adjustments.
Annual Total Compensation of the Median Employee
Using the new median employee with substantially similar compensation as the original median employee identified during 2021, we then identified and calculated the elements of that employee’s total annual compensation for 2023 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K. This resulted in total annual compensation of $53,472. This is the amount used to determine our 2023 CEO Pay Ratio discussed above.
The new median employee does not participate in the Company's qualified defined benefit pension plan, which was closed to new hires from and after March 1, 2010 and under which further benefit accruals ceased as of December 31, 2015. Although future benefit accruals under the plan have ceased and pension benefits will not change going forward, the actuarial present value of projected pension benefits for active participants will continue to fluctuate based on changes in the underlying discount and mortality rates used to determine the values. Since the new median employee does not participate in the pension plan, the total compensation of such employee for 2023 does not include any amount attributable to the year-over-year change in the actuarial present value of such employee's projected pension benefit. Mr. Walsh does not participate in the pension plan either, so his total compensation for 2023 also does not include any such amount.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Stock Ownership of Directors and Executive Officers
As of March 31, 2024 there were 28,429,667 shares of Company Common Stock outstanding, held by approximately 3,338 shareholders of record. The following tables set forth certain information regarding the beneficial ownership of Company Common Stock as of March 31, 2024 (except as otherwise noted below), by: (i) each of the Company’s directors; (ii) each of the Company’s named executive officers; and (iii) all directors and executive officers as a group. Based on information furnished by such shareholders, the Company believes that each person has sole voting and dispositive power over the shares indicated as owned by such person unless otherwise indicated. The address of each director and officer is the same as the address for the Company’s executive offices. The Company determines beneficial ownership of Company Common Stock in accordance with the rules of the SEC. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power.

Name	Number of Shares Beneficially Owned as of December 31, 2023		Percentage

Aisha M. Barry	11,797		*
James G. Coogan	4,921	(1)	*
A. William Higgins	32,130		*
Scott E. Kuechle	29,756		*
Carroll K. Lane	67,230	(2)	*
Shawn G. Lisle	19,681	(3)	*
Michelle J. Lohmeier	11,797		*
Megan A. Morgan	21,846	(4)	*
Jennifer M. Pollino	25,061		*
Niharika Ramdev	8,443		*
Kristen M. Samson	6,687	(5)	*
Richard S. Smith, Jr.	76,320	(6)	*
Ian K. Walsh	105,456	(7)	*
All Directors and Executive Officers as a group (15 persons)	427,572	(8)	1.5%
*        Less than one percent.

(1)    Reflects data as of December 31, 2023, the most recent available to the Company.
(2)    Includes (i) 13,040 shares issuable upon the exercise of stock options exercisable or which will become exercisable within 60 days. Excludes 18,340 Company PSUs granted in 2023 and 7,200 Company PSUs granted in 2024 under the Second Amended and Restated 2013 Management Incentive Plan. Each Company PSU represents a contingent right to receive one share of Company Common Stock. The number of Company PSUs that may be earned is between 0% and 200% of the target number of Company PSUs and vest based on ROIC and relative TSR performance over the three-year performance period ending on December 31, 2025 and December 31, 2026, respectively. The indicated number of Company PSUs assumes 100% vesting at target. The actual number of shares issued in settlement of the Company PSUs may be more or less than the indicated number.
(3)    Reflects only data available to the Company as of December 31, 2023. Includes 6,785 shares held in joint tenancy with Mr. Lisle’s spouse. Excludes 4,055 Company PSUs granted in 2021 and 3,216 Company PSUs granted in 2022 under the Amended and Restated 2013 Management Incentive Plan. Each Company PSU represents a contingent right to receive one share of Company Common Stock. The number of Company PSUs that may be earned is between 0% and 200% of the target number of Company PSUs and vest based on ROIC and relative TSR performance over the three-year performance period ending on December 31, 2023 and December 31, 2024, respectively. The indicated number of Company PSUs assumes 100% vesting at target. The actual number of shares issued in settlement of the Company PSUs may be more or less than the indicated number. Company PSUs for the performance period ending on December 31, 2023 vested at 54.4% performance.
(4)    Includes (i) 6,864 shares issuable upon the exercise of stock options exercisable or which will become exercisable within 60 days. Excludes 3,130 Company PSUs granted in 2022, 5,125 Company PSUs granted in 2023 and 2,030 Company PSUs granted in 2024 under the Second Amended and Restated 2013 Management Incentive Plan. Each Company PSU represents a contingent right to receive one share of common stock. The number of Company PSUs that may be earned is between 0% and 200% of the target number of Company PSUs and vest based on ROIC and relative TSR performance over the three-year performance period ending on December 31, 2024, December 31, 2025 and December 31, 2026, respectively. The indicated number of Company PSUs assumes 100% vesting at target. The actual number of shares issued in settlement of the Company PSUs may be more or less than the indicated number.
(5)    Excludes 3,010 Company PSUs granted in 2022, 4,805 Company PSUs granted in 2023 and 1,885 Company PSUs granted in 2024 under the Second Amended and Restated 2013 Management Incentive Plan. Each Company PSU represents a contingent right to receive one share of common stock. The number of Company PSUs that may be earned is between 0% and 200% of the target number of Company PSUs and vest based on ROIC and relative TSR performance over the three-year performance period ending on December 31, 2024, December 31, 2025 and December 31, 2026, respectively. The indicated number of Company PSUs assumes 100% vesting at target. The actual number of shares issued in settlement of the Company PSUs may be more or less than the indicated number.
(6)    Includes (i) 41,563 shares issuable upon the exercise of stock options exercisable or which will become exercisable within 60 days. Excludes 2,120 Company PSUs granted in 2022, 12,995 Company PSUs granted in 2023 and 4,950 Company PSUs granted in 2024 under the Second Amended and Restated 2013 Management Incentive Plan. Each Company PSU represents a contingent right to receive one share of common stock. The number of Company PSUs that may be earned is between 0% and 200% of the target number of Company PSUs and vest based on ROIC and relative TSR performance over the three-year performance period ending on December 31, 2024, December 31, 2025 and December 31, 2026, respectively. The indicated number of Company PSUs assumes 100% vesting at target. The actual number of shares issued in settlement of the Company PSUs may be more or less than the indicated number.
(7)    Excludes 41,255 Company PSUs granted in 2022, 78,610 Company PSUs granted in 2023 and 31,205 Company PSUs granted in 2024 under the Second Amended and Restated 2013 Management Incentive Plan. Each Company PSU represents a contingent right to receive one share of Company Common Stock. The number of Company PSUs that may be earned is between 0% and 200% of the target number of Company PSUs and vest based on ROIC and relative TSR performance over the three-year performance period ending on December 31, 2024, December 31, 2025 and December 31, 2026, respectively. The indicated number of Company PSUs assumes 100% vesting at target. The actual number of shares issued in settlement of the Company PSUs may be more or less than the indicated number.
(8)    Includes 61,467 shares issuable upon the exercise of stock options exercisable or which will become exercisable within 60 days. Includes shares beneficially owned as of March 31, 2024 by all directors and executive officers serving in such positions as of December 31, 2023, as well as shares beneficially owned as of December 31, 2023 by two named executive officers, Messrs. Coogan and Lisle, who are no longer employed by the Company.

Beneficial Owners of More Than 5% of Common Stock
The following table sets forth certain information regarding the beneficial ownership of Company Common Stock as of December 31, 2023 (except as otherwise noted below), by persons known to the Company to be beneficial owners of more than five percent (5%) of the Company’s outstanding voting securities as of March 31, 2024. All percentages set forth in the table below are based on the shares of Company Common Stock outstanding as of March 31, 2024.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Stock

BlackRock, Inc.(1) 50 Hudson Yards New York, NY 10001	5,194,599	18.3%
GAMCO Asset Management Inc. et al.(2) One Corporate Center Rye, NY 10580	3,543,746	12.5%
The Vanguard Group(3) 100 Vanguard Boulevard Malvern, PA 19355	3,053,886	10.7%
State Street Corporation(4) State Street Financial Center 1 Congress Street, Suite 1 Boston, MA 02114-2016	1,484,552	5.2%
(1)As reported in Schedule 13G/A filed with the SEC on January 19, 2024. According to the filing, BlackRock, Inc. has the sole power to vote or direct the vote of 5,126,494 shares, the shared power to vote or direct the vote of no shares, the sole power to dispose or to direct the disposition of 5,194,599 shares, and the shared power to dispose or to direct the disposition of no shares.
(2)As reported in Amendment No. 30 to Schedule 13D, filed with the SEC on November 14, 2022 (“Amendment 30”) by Mario J. Gabelli and various entities which he directly or indirectly controls or for which he acts as chief investment officer (collectively, the “Reporting Persons”), GAMCO Asset Management Inc. (“GAMCO”) is the beneficial owner of 2,492,450 shares, Gabelli Funds, LLC (“Gabelli Funds”) is the beneficial owner of 893,100 shares, MJG Associates, Inc. (“MJG Associates”) is the beneficial owner of 7,800 shares, Teton Advisors, Inc. (“Teton Advisors”) is the beneficial owner of 140,830 shares, Gabelli & Company Investment Advisers, Inc. (“GCIA”) is the beneficial owner of 766 shares, Gabelli Foundation, Inc. (“Foundation”) is the beneficial owner of 8,000 shares, GAMCO Investors, Inc. (“GBL”) is the beneficial owner of 500 shares and Mario J. Gabelli is the beneficial owner of 300 shares. Mr. Gabelli is deemed to have beneficial ownership of the shares owned beneficially by each of the foregoing entities. Each of the Reporting Persons, together with their executive officers and directors, has the sole power to vote or direct the vote and the sole power to dispose or to direct the disposition of the shares reported for it, either for its own benefit or for the benefit of its investment clients or its partners, as the case may be, except that (i) GAMCO does not have authority to vote 22,000 of the reported shares, (ii) Gabelli Funds has sole dispositive and voting power with respect to the shares held by a number of investment funds for which Gabelli Funds serves as an investment adviser (the “Funds”) so long as the aggregate voting interest of all joint filers does not exceed 25% of their total voting interest in the Company and, in that event, the Proxy Voting Committee of each Fund shall respectively vote that Fund’s shares, (iii) at any time, the Proxy Voting Committee of each Fund may take and exercise in its sole discretion the entire voting power with respect to the shares held by such Fund under special circumstances such as regulatory considerations, and (iv) the power of Mr. Gabelli and GBL is indirect with respect to the shares beneficially owned directly by other Reporting Persons.

(3)As reported in Amendment No. 13 to Schedule 13G filed with the SEC on February 13, 2024, The Vanguard Group is the beneficial owner of 3,053,886 shares held by various investment advisory clients as of December 29, 2023. According to the filing, The Vanguard Group has the sole power to vote or direct the vote of no shares, the shared power to vote or direct the vote of 17,173 shares, the sole power to dispose or to direct the disposition of 3,013,580 shares, and the shared power to dispose or to direct the disposition of 40,306 shares.
(4)As reported in Schedule 13G/A filed with the SEC on January 24, 2024. According to the filing, State Street Corporation has the sole power to vote or direct the vote of no shares, the shared power to vote or direct the vote of 1,386,303 shares, the sole power to dispose or to direct the disposition of no shares, and the shared power to dispose or to direct the disposition of 1,484,552 shares.
Securities Authorized for Issuance under Equity Compensation Plans
    The following table provides information as of December 31, 2023, concerning Common Stock issuable under the Company’s equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
Amended and Restated 2013 Management Incentive Plan	638,363	$51.93	1,941,888
Employees Stock Purchase Plan	—	—	287,523
Equity compensation plans not approved by security holders	—	—	—
Total	638,363	$51.93	2,229,411

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Board and Committee Independence Requirements
Our Corporate Governance Principles provide that, as a matter of policy, a significant majority of the Board should consist of independent directors. In order to be deemed independent, our Corporate Governance Principles specify that a director must be free from any relationship which, in the opinion of the Board, would interfere with the exercise of his or her independent judgment in carrying out his or her responsibilities as a director. In addition to establishing its own criteria for independence, the Company complies with the rules promulgated by the NYSE for determining the independence of directors, as well as the Sarbanes-Oxley Act for independence of directors on the Audit Committee and the Internal Revenue Code of 1986, as amended (the "Code") and the Dodd-Frank Act requirements for independence of directors on the Compensation Committee (or any other committee performing an equivalent function).
Based on the review and recommendation of the Corporate Governance Committee, the Board has affirmatively determined that all of the current non-employee directors, Mses. Barry, Lohmeier, Pollino and Ramdev and Messrs. Higgins and Kuechle, each meet the applicable independence standards referenced in the preceding paragraph. In evaluating and determining the independence of the Company's directors, the Corporate Governance Committee and the Board considered that, in the ordinary course of business, transactions may occur between the Company and its subsidiaries and certain entities with which some of the directors are or have been affiliated. The Board also determined that E. Reeves Callaway III, who retired from the Board effective as of April 19, 2023, the date of the 2023 Annual Meeting of Shareholders, was an independent director under these standards.

In affirmatively determining the independence of each director who serves as a member of the Compensation Committee, the Corporate Governance Committee and the Board considered all factors specifically relevant to determining whether such director has a direct or indirect relationship with the Company or any of its subsidiaries which is material to such director's ability to be independent from management in connection with the director's duties as a member of the Compensation Committee, including, but not limited to the source of compensation of such director, including any consulting, advisory or other compensatory fee paid by the Company to such director and whether such director is affiliated with the Company, a subsidiary of the Company or an affiliate of a subsidiary of the Company.
Related Party Transactions
The Company’s Code of Business Conduct requires that all business transactions be at arms’ length, negotiated in good faith and based on merit alone. All of the Company’s employees have a responsibility and duty of loyalty to the Company and all business decisions are to be made in the best interests of the Company, which means putting the Company’s interests first. Should a situation arise that would constitute a related party transaction under applicable SEC rules, the Company's Code of Conduct provides that the independent and disinterested Board members will review the propriety of, and approve or disapprove, such transaction. Under SEC rules, a related party is, or at any time since the beginning of the last fiscal year was, a director, executive officer, nominee for director or five percent shareholder of the Company, or an immediate family member (as defined under applicable SEC rules) of any of the foregoing. A related party transaction is any transaction, arrangement or relationship (or series of transactions, arrangements or relationships) in which the Company or any of its subsidiaries is a participant, the amount involved exceeds $120,000 and a related party had, has or will have a direct or indirect material interest. There were no related party transactions during 2023.

Item 14. Principal Accountant Fees and Services.
Principal Accountant Fees and Services
The Audit Committee is responsible for the audit fee negotiations associated with the Company’s retention of PricewaterhouseCoopers LLP ("PwC") as the independent registered public accounting firm retained to audit the Company’s financial statements. The following is a summary of the fees billed to the Company by PwC for professional services rendered for the years ended December 31, 2023 and 2022:

Fee Category	2023 Fees	2022 Fees
	(In Thousands)
Audit Fees	$2,360.0	$2,615.0
Audit-Related Fees	$48.0	$478.0
Tax Fees	$130.0	$226.0
All Other Fees	$2.0	$1.0
Total Fees	$2,540.0	$3,320.0
Audit Fees relate to services rendered for the audit of the Company’s consolidated financial statements and audit of the effectiveness of internal controls over financial reporting for the periods ended December 31, 2023 and 2022, and review of the interim consolidated financial statements included in quarterly reports and services normally provided by PwC in connection with statutory and regulatory filings or engagements.
Audit-Related Fees in 2023 were primarily related to certain agreed-upon-procedures relating to financial certification in connection with environmental matters. The Audit-Related Fees for 2022 were primarily related to to due diligence costs for the acquisition of Aircraft Wheel & Brake and certain agreed-upon-procedures relating to financial certification in connection with environmental matters.
Tax Fees for 2023 and 2022 relate to tax planning services, including assistance with federal, state and international tax compliance, international tax planning and tax advice.
Other Fees relate to accounting research software.
Audit Committee Preapproval Policy
The Audit Committee Charter provides that the Audit Committee shall preapprove all audit and non-audit services performed by the Company's independent auditor in order to assure that such services do not impair the auditor’s independence. In furtherance of the foregoing, the Audit Committee has adopted a preapproval policy setting forth the policies and procedures to be followed with respect to such preapprovals. Among other things, the preapproval policy provides that the Audit Committee shall approve in advance all services – both audit and permitted non-audit services – provided to the Company or any of its subsidiaries by the Company’s independent auditor. The policy also provides that the Audit Committee shall not engage the Company’s independent auditor to provide to the Company or any of its subsidiaries any non-audit services that are unlawful under Section 10A of the Exchange Act or that would impair the independence of the independent auditor under applicable rules and regulations promulgated by the SEC or the Public Company Accounting Oversight Board (the "PCAOB").
Whenever the Audit Committee is asked to preapprove any audit or non-audit services that are proposed to be performed by the Company's independent auditor, the policy provides that the Audit Committee shall be provided with (i) a written description (which may consist of or include a description furnished to the Company by the independent auditor) of the services to be provided in detail sufficient to enable the committee to make an informed decision with regard to each proposed service, and, to the extent determinable, an estimate provided by the independent auditor of the fees for each of the services; and (ii) confirmation of the independent auditor that it would not be unlawful under Section 10A of the Exchange Act for the independent auditor to provide the listed non-audit services to the Company or any of its subsidiaries and that none of the services, if provided by the independent auditor to the Company or any of its subsidiaries, would impair the independence of the auditor under applicable rules and regulations promulgated by the SEC or the PCAOB.
The Chairman of the Audit Committee has been granted the power and authority to approve, upon the receipt of the documentation referenced above and on a case-by-case basis, any audit or non-audit services giving rise to fees of $100,000 or less at any time other than at a meeting of the Audit Committee. The Chairman is required to report any audit or non-audit services so approved to the Audit Committee at its next regularly scheduled meeting.

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.Consolidated Financial Statements - The Report of Independent Registered Public Accounting Firm (PCAOB ID 238; Hartford, Connecticut) and our Consolidated Financial Statements as set out in Item 8 of the Original Filing.

2. Financial Statement Schedules - Our financial statement schedules are set out in section (a)(2) of Item 15 of the Original Filing.

3. Exhibits Required by Item 601 of Regulation S-K - The information called for by this paragraph is set forth in Item 15(b) below.

(b) List of Exhibits.

The following is a list of exhibits filed or incorporated by reference with this Form 10-K/A.

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
Previously Filed

Exhibit 2.5
Asset Purchase Agreement, dated May 21, 2022, by and among Parker-Hannifin Corporation, an Ohio corporation, Kaman Newco, LLC, a Delaware limited liability company, and, solely for purposes of Section 10.18 of such Agreement, Kaman Aerospace Group, Inc., a Connecticut corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 23, 2022, File No. 001-35419).[2]
Previously Filed

Exhibit 3.1
Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 4, 2005, File No. 333-66179), as amended by the Certificate of Amendment thereto (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated April, 22 2019); as corrected by the Certificate of Correction thereto (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023).
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
Previously Filed

Exhibit 10.10
Form of Restricted Share Agreement under the Amended and Restated Kaman Corporation 2013 Management Incentive Plan, for awards granted on or after February 21, 2023 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, File No. 001-35419).*
Previously Filed

Exhibit 10.11
Form of Restricted Share Agreement under the Kaman Corporation Second Amended and Restated 2013 Management Incentive Plan, for awards granted on or after June 7, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 12, 2023, File No. 001-35419).*
Previously Filed

Exhibit 10.12
Form of Performance Stock Unit Award Agreement under the Amended and Restated Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 26, 2021, File No 001-35419).*
Previously Filed

Exhibit 10.13
Form of Performance Stock Unit Award Agreement under the Amended and Restated Kaman Corporation 2013 Management Incentive Plan, for awards granted on or after February 22, 2022 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, File No. 001-35419).*
Previously Filed

Exhibit 10.14
Form of Performance Stock Unit Award Agreement under the Amended and Restated Kaman Corporation 2013 Management Incentive Plan, for awards granted on or after February 21, 2023 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, File No. 001-35419).*
Previously Filed

Exhibit 10.15
Form of Restricted Stock Unit Agreement under the Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 6, 2014, File No 001-35419).*
Previously Filed

Exhibit 10.16
Form of Award Agreement for Non-Employee Directors under the Kaman Corporation 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, File No. 001-35419).*
Previously Filed

Exhibit 10.17
Form of Non-Employee Director Equity Award Agreement under the Kaman Corporation Second Amended and Restated 2013 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 21, 2023, File No. 001-35419).*
Previously Filed
Exhibit 10.18
Kaman Corporation Employees Stock Purchase Plan (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010, File No. 000-01093), as amended by the First Amendment thereto filed with the SEC on February 27, 2012 (incorporated by reference to Exhibit 10b to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, File No. 001-35419), the Second Amendment thereto filed with the SEC on February 25, 2013 (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, File No. 001-35419) and the Third Amendment thereto filed with the SEC on February 27, 2014 by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, File No. 001-35419).*
Previously Filed

Exhibit 10.19
Kaman Corporation Amended and Restated Employee Stock Purchase Plan. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 23, 2018, File No. 001-35419), as amended by the First Amendment thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 15, 2018, File No. 001-35419) and the Second Amendment thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 16, 2021, File No. 001-35419).*
Previously Filed

Exhibit 10.20
Kaman Corporation Supplemental Employees' Retirement Plan (incorporated by reference to Exhibit 10c to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 333-66179), as amended by an amendment thereto filed with the SEC on March 5, 2004 (incorporated by reference to Exhibit 10c to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, File No. 333-66179), and an amendment thereto filed with the SEC on February 26, 2007 (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K, dated February 26, 2007, File No. 000-01093).*
Previously Filed

Exhibit 10.21
Post-2004 Supplemental Employees' Retirement Plan (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K, dated February 26, 2007, File No. 000-01093), as amended by the First Amendment thereto filed with the SEC on February 28, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated February 28, 2008, File No. 000-01093) and the Second Amendment thereto filed with the SEC on February 25, 2010 (incorporated by reference to Exhibit 10(c)(iii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, File No. 000-01093).*
Previously Filed

Exhibit 10.22
Kaman Corporation Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10d to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 333-66179), as amended by an amendment thereto filed with the SEC on March 5, 2004 (incorporated by reference to Exhibit 10d to the Company's Annual report on Form 10-K for the fiscal year ended December 31, 2003 File No. 333-66179), and an amendment thereto filed with the SEC on August 3, 2004 (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004, File No. 333-66179).*
Previously Filed

Exhibit 10.23
Kaman Corporation Post-2004 Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated February 28, 2008, File No. 000-01093), as amended by the First Amendment thereto filed with the SEC on February 27, 2012 (incorporated by reference to Exhibit 10d(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, File No. 001-35419), the Second Amendment thereto (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, File No. 001-35419), the Third Amendment thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 21, 2014, File No. 001-35419) and the Fourth Amendment thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 13, 2016, File No. 001-35419) and the Fifth Amendment thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated November 16, 2021, File No. 001-35419).*
Previously Filed
Exhibit 10.24
Amended and Restated Executive Employment Agreement between Kaman Corporation and Neal J. Keating, originally dated as of August 7, 2007 and amended and restated as of November 11, 2008 (incorporated by reference to Exhibit 10g(xviii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 000-01093), as amended by Amendment No. 1 thereto dated January 1, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated February 23, 2010, File No. 000-01093), Amendment No. 2 thereto dated September 17, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated September 20, 2010, File No. 000-01093), and Amendment No. 3 thereto dated November 18, 2014 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated November 21, 2014, File No. 000-01093), and Amendment No. 4 thereto dated April 14, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 16, 2021, File No. 001-35419).**
Previously Filed

Exhibit 10.25
Executive Employment Agreement, dated as of August 20, 2020, by and between Ian K. Walsh and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated August 21, 2020, File No. 000-35419), as amended by Amendment No. 1 thereto dated as of August 9, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 14, 2023, File No. 001-35419).*.*
Previously Filed

Exhibit 10.26
Executive Employment Agreement between Kaman Corporation and Robert D. Starr, dated as of November 18, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 21, 2014, File No. 001-35419) as amended by Amendment No. 1 thereto dated July 8, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 8, 2021, File No. 001-35419).*
Previously Filed

Exhibit 10.27
Form of Change in Control Agreement by and between the Company and certain of its executive officers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 8, 2022, File No. 001-35419).*
Previously Filed

Exhibit 10.27(a)
Schedule identifying agreements substantially identical to the form of Change in Control Agreement filed as Exhibit 10.27 hereto (incorporated by reference to Exhibit 10.27(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023).*
Previously Filed

Exhibit 10.28
Separation and General Release of Claims Agreement between the Company and Darlene R. Smith, dated as of July 7, 2022 (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the fiscal quarter ended July 1, 2022, File No. 001-35419).*
Previously Filed

Exhibit 10.29
Separation and Release Agreement, dated January 17, 2023, by and between the Company and Russell J. Bartlett (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 18, 2023, File No. 001-35419).*
Previously Filed

Exhibit 10.30
Separation and Release Agreement, dated January 17, 2023, by and between the Company and Shawn G. Lisle (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated January 18, 2023, File No. 001-35419).*
Previously Filed

Exhibit 10.31
Separation and Release Agreement, dated January 17, 2023, by and between the Company and Rafael Z. Cohen (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated January 18, 2023, File No. 001-35419).*
Previously Filed

Exhibit 10.32
Cash Retention Bonus Agreement between the Company and Megan A. Morgan, dated as of December 5, 2023 (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023).*
Previously Filed

Exhibit 10.33
Restricted Share Agreement between the Company and Megan A. Morgan, dated as of December 5, 2023 (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023).*
Previously Filed

Exhibit 10.34
Cash Retention Bonus Agreement between the Company and Richard S. Smith, Jr., dated as of December 5, 2023 (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023).*
Previously Filed

Exhibit 10.35
Restricted Share Agreement between the Company and Richard S. Smith, Jr., dated as of December 5, 2023 (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023).*
Previously Filed

Exhibit 10.36
Letter Agreement, dated May 8, 2017, between Bank of America, N.A. and Kaman Corporation, regarding the Capped Call Transaction (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated May 12, 2017, File No. 001-35419).
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
Previously Filed

Exhibit 21	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023).	Previously Filed

Exhibit 23
Consent of PricewaterhouseCoopers LLP, the Company’s current independent registered public accounting firm (incorporated by reference to Exhibit 23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023).
Previously Filed

Exhibit 24
Power of attorney under which the Original Filing was signed on behalf of certain directors (incorporated by reference to Exhibit 24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023).
Previously Filed

Exhibit 31.1
Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934 (incorporated by reference to Exhibit 31.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023).
Previously Filed

Exhibit 31.2
Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934 (incorporated by reference to Exhibit 31.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023).
Previously Filed

Exhibit 31.3	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934.	Filed Herewith

Exhibit 31.4	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934.	Filed Herewith

Exhibit 32.1
Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023).
Previously Filed

Exhibit 32.2
Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023).
Previously Filed

Exhibit 97.1	Kaman Corporation Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023).*	Previously Filed
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed Herewith

101.SCH	Inline XBRL Taxonomy Extension Schema	Filed Herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed Herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed Herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed Herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed Herewith

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101	Filed Herewith
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Bloomfield, State of Connecticut, on this 18th day of April 2024.

KAMAN CORPORATION (Registrant)

By:	/s/ Ian K. Walsh
Ian K. Walsh
Chairman, President and
Chief Executive Officer

Appendix A
SUPPLEMENTAL INFORMATION: NON-GAAP RECONCILIATIONS
For purposes of determining the level of achievement or satisfaction of the performance measures established in connection with the 2023 annual incentive compensation awards and the PSU Awards covering the 2021-2023 performance period, the Compensation Committee approved certain specified modifications to the calculation of Company performance that were applicable to all participants. Such modifications included, among others, the exclusion or inclusion of the impact to the Company's financial results of the following items, whichever would produce the higher award:
•the effect of changes in tax law or accounting principles;
•the effects of changes in applicable foreign currency exchange rates relating to non-U.S. denominated financial performance;
•costs and losses associated with restructuring, business consolidations, severance, management realignments or closures of the Company or any of its subsidiaries, affiliates and product lines;
•acquisition and divestiture due diligence and integration costs and the adverse effects of acquisitions and divestitures, including spin-offs;
•effects of losses generated by divested operations and losses associated with discontinued business operations or product lines;
•the impact of any transaction costs and accounting charges incurred in connection with the issuance equity or issuance of or refinancing of new or existing debt securities and facilities, the settlement or unwinding of existing convertible bond hedge instruments and outstanding warrants;
•the impact of any costs and accounting charges in respect of pension curtailment adjustments attributable to pension expense charged to company contracts with the U.S. Government, as determined under U.S. Cost Accounting Standard 418, following the freeze of future benefit accruals under the Pension Plan;
•charges associated with environmental matters;
•asset write-downs or impairments, including, but not limited to, goodwill and other intangible assets;
•new capital investments and related depreciation;
•litigation or claim judgments or settlements including contract claim settlements with customers and suppliers;
•the impact of charges in connection with contract terminations, including but not limited to, write-off of inventory, tooling, equipment and non-recurring costs;
•any impact resulting from the delay in cash receipts by a customer where there is no underlying dispute as to payment;
•any adverse impact to the company’s consolidated financial statements if the U.S. Government prohibits and/or delays sales of our products to customers; and
•any item of an unusual nature or of a type that indicates infrequency of occurrence, or both.
Adjusting for the impact of these items results in the following non-GAAP financial measures that are are discussed in this proxy statement: (i) Adjusted Consolidated EBITDA; (ii) Adjusted Consolidated Free Cash Flow; and (iii) Average Adjusted ROIC. As discussed above, these non-GAAP financial measures are presented because they are used to assess the Company's financial performance in relation to corresponding financial targets for purposes of determining annual and long-term incentive compensation payouts. The Company believes that the presentation of these non-GAAP financial measures provides useful supplementary information to, and facilitates additional analysis by, investors. The presented non-GAAP financial measures exclude items that management does not believe reflect the Company’s core operating performance because such items are outside the control of the Company or are inherently unusual, non-operating, unpredictable, non-recurring, or non-cash. The Company does not intend for this information to be considered in isolation or as a substitute for the related GAAP measures. Other companies may define the measures differently. We define the Non-GAAP measures used in this proxy statement as follows:
Adjusted Consolidated EBITDA: Adjusted Consolidated EBITDA is defined as earnings from continuing operations before interest, taxes, other expense (income), net, depreciation and amortization and certain items that are not indicative of the operating performance of the Company's for the period presented. Adjusted Consolidated EBITDA differs from earnings from continuing operations, as calculated in accordance with GAAP, in that it excludes interest expense, net, income tax expense, depreciation and amortization, other expense (income), net, non-service pension and post retirement benefit expense (income), and certain items listed above that are not indicative of the operating performance of the Company for the period presented. We have made numerous investments in our business, such as acquisitions and capital expenditures, including facility improvements, new machinery and equipment, improvements to our information technology infrastructure and ERP systems, which we have adjusted for in Adjusted Consolidated EBITDA. Adjusted Consolidated EBITDA also does not give effect to cash used for debt service requirements and thus does not reflect funds available for distributions, reinvestments or other discretionary uses. Management believes Adjusted Consolidated EBITDA provides an additional perspective on the operating results of the organization and its earnings capacity and helps improve the comparability of our results between periods because it provides a view of our operations that excludes items that management believes are not reflective of operating performance, such as items traditionally removed from net earnings in the calculation of EBITDA as well as other expense (income), net and certain items that are not indicative of the operating performance of the Company for the period presented. Adjusted Consolidated EBITDA is not presented as an alternative measure of operating performance, as determined in accordance with GAAP.
The following table illustrates the calculation of Adjusted Consolidated EBITDA using GAAP measures (in millions):

2023 ADJUSTED CONSOLIDATED EBITDA - CORPORATE
Earnings from continuing operations, net of tax	$7.9
Interest expense, net	40.0
Income tax expense	2.7
Other income, net	(1.5)
Depreciation and amortization	50.0
$99.1
Other Adjustments:
Costs associated with restructuring, severance and management realignments	$0.8
Asset write-downs and impairments	1.1
Start-up program costs	6.8
Acquisition and divestiture related costs	1.0
Adjusted EBITDA	$108.8

2023 ADJUSTED CONSOLIDATED EBITDA - ENGINEERED PRODUCTS
Operating income (loss)(1)	$108.4
Depreciation and amortization	40.4
$148.8
Costs associated with restructuring, severance and management realignments	(0.5)
Adjusted EBITDA	$148.3

2023 ADJUSTED CONSOLIDATED EBITDA - PRECISION PRODUCTS
Operating income (loss)(1)	$(7.5)
Depreciation and amortization	3.3
$(4.2)
Other Adjustments:
Asset write-downs and impairments	$0.6
Start-up program costs	6.8
Costs associated with restructuring, severance and management realignments	2.4
Adjusted EBITDA	$5.6
(1) Operating income (loss) within these calculations differs from the operating income (loss) previously reported in the 2023 Form 10-K as it excludes total adjustments of ($0.5) million and $3.0 million for restructuring and severance costs and asset impairments at the Engineered Products and Precision Products segments, respectively.

Adjusted Consolidated Free Cash Flow: Adjusted Consolidated Free Cash Flow is defined as GAAP “Net cash provided by (used in) operating activities from continuing operations” in a period less “Expenditures for property, plant & equipment” in the same period. Management believes Adjusted Consolidated Free Cash Flow provides an important perspective on our ability to generate cash from our business operations and, as such, that it is an important financial measure for use in evaluating the Company's financial performance. Adjusted Consolidated Free Cash Flow should not be viewed as representing the residual cash flow available for discretionary expenditures such as dividends to shareholders or acquisitions, as it may exclude certain mandatory expenditures such as repayment of maturing debt and other contractual obligations. Management uses Adjusted Consolidated Free Cash Flow internally to assess overall liquidity.
The following table illustrates the calculation of Adjusted Consolidated Free Cash Flow using “Net cash provided by (used in) operating activities from continuing operations” and “Expenditures for property, plant & equipment”, GAAP measures from the Condensed Consolidated Statements of Cash Flows of the Company (in millions):

2023 ADJUSTED CONSOLIDATED FREE CASH FLOW - CORPORATE
Net cash (used in) provided by operating activities	$72.7
Expenditures for property, plant and equipment	(26.0)
Free Cash Flow	$46.7
Other Adjustments:
Costs associated with restructuring, severance and management realignments	$1.5
Start-up program costs	6.0
Acquisition and divestiture related costs	0.7
Adjusted Free Cash Flow	$54.9
Adjusted Operating Cash Flow: Adjusted Operating Cash Flow is defined as GAAP "Net cash provided by (used in) operating activities from continuing operations" in a period adjusted for certain items approved by the Committee.

2023 ADJUSTED OPERATING CASH FLOW - ENGINEERED PRODUCTS
Net cash (used in) provided by operating activities	$72.9
Costs associated with restructuring, severance and management realignments	(0.4)
Changes in corporate charge assumptions given to the segment	10.6
Adjusted Operating Free Cash Flow	$83.1

2023 ADJUSTED OPERATING CASH FLOW - PRECISION PRODUCTS
Net cash (used in) provided by operating activities	$(3.2)
Costs associated with restructuring, severance and management realignments	2.3
Start-up program costs	5.4
Changes in corporate charge assumptions given to the segment	2.6
Adjusted Operating Free Cash Flow	$7.1
Average Adjusted Return on Invested Capital (ROIC): Average Adjusted ROIC is defined as GAAP "Net earnings" in a period adjusted for certain items as listed above that are not indicative of the operating performance of the Company for the period presented, divided by Total Capitalization (GAAP Debt not adjusted for debt issuance costs and GAAP Shareholder's Equity), adjusted for certain items as listed above that are not indicative of the operating performance of the Company for the period presented. We have made numerous investments in our business, such as acquisitions and capital expenditures, including facility improvements, new machinery and equipment, improvements to our information technology infrastructure and ERP systems, which we have adjusted for in Average Adjusted ROIC. Average Adjusted ROIC provides perspective on how well the Company is using its capital to generate profits over a three-year period.

The following table illustrates the calculation of Average Adjusted ROIC for the three year period ending as of December 31, 2023 (in millions):

2021 - 2023 AVERAGE ADJUSTED ROIC
	2021	2022	2023
Net earnings (as reported)	$43.7	$(48.6)	$7.9
Asset write-downs and impairments	—	58.0	0.8
Acquisition and divestiture related costs	1.2	24.3	8.7
Tax and other related matters	3.4	—	(0.6)
Costs associated with restructuring, severance and management realignments	4.8	7.2	2.7
Other unusual or infrequent in nature	0.6	7.5	49.4
	$53.7	$48.4	$68.9

Total Debt	$193.7	$564.8	$558.7
Total Equity (as reported)	796.3	684.0	691.8
Aircraft Wheel & Brake invested capital	—	(439.4)	(427.7)
Asset write-downs and impairments	—	58.0	0.8
Acquisition and divestiture related costs	1.2	24.3	8.7
Tax and other related matters	3.4	—	(0.6)
Costs associated with restructuring, severance and management realignments	4.8	7.2	2.7
Other unusual or infrequent in nature	0.6	5.2	52.5
Adjusted Equity	$806.3	$339.3	$328.2
Total Capitalization	$1,000	$904.1	$886.9

Adjusted ROIC	5.4%	5.4%	7.8%

Average Adjusted ROIC	6.2%
A-4